Form 10-K
period 2003-12-31
SIRVA INC
filed 2004-03-26
CIK 1181232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31902

SIRVA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-2070058 (I.R.S. Employer Identification No.)
700 Oakmont Lane Westmont, Illinois (Address of principal executive offices)	60559 (Zip code)
Registrant's telephone number, including area code: (630) 570-3000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2003, there was no established public market for the registrant's common stock, par value $0.01 per share. As of February 29, 2004, 70,446,152 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the year ended December 31, 2003.

        When we refer to "SIRVA", "our company", "our", "we" or "us", we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

ii

ITEM 1. BUSINESS

General

        We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the United Kingdom, Maison Huet® in France, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. This unique combination is driving our growth by addressing our corporate and government customers' needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

        Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership ("Fund V"), our largest stockholder, organized us to acquire North American Van Lines, which we acquired on March 29, 1998. North American Van Lines was originally organized in 1933. Since 1998, we have completed other acquisitions, including the acquisition of the Allied and Pickfords businesses from Exel plc on November 19, 1999. As we built our strength in moving services, we saw a significant opportunity to use this strength to become a leading provider of comprehensive relocation services for our corporate moving customers. To take advantage of this opportunity, we received additional capital from Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI"), for the purposes of adding comprehensive relocation capabilities in 2002 through our acquisitions of the relocation services businesses of Cooperative Resource Services, Ltd., and Rowan Simmons Relocation Ltd., both of which are now operating as SIRVA Relocation and the business ("NAIT") of National Association of Independent Truckers. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview". Fund V and Fund VI are private investment funds managed by Clayton, Dubilier & Rice, Inc. a private equity investment firm organized as a Delaware corporation.

        We effected an initial public offering (the "Offering") of shares of our common stock on November 24, 2003 pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended. In connection with the Offering, we effected a refinancing of our existing senior credit facility with a new senior credit facility. The commitments provided by the lenders for the new senior credit facility provided for us and one or more of our foreign subsidiaries to be the borrowers under the facility.

        In connection with the Offering, we effected a tender offer for all of the 13 3/8% senior subordinated notes due in 2009 issued by North American Van Lines, Inc., a wholly owned subsidiary of SIRVA Worldwide, Inc., one of our wholly-owned subsidiaries. A portion of the net proceeds from the Offering and borrowings under the new senior credit facility were used to finance the note repurchase. In connection with the tender offer, we received the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing our senior subordinated notes with a supplemental indenture agreement executed effective November 19, 2003. Approximately 93% of the notes were tendered in connection with this offer.

Business Segments

        Our business operates in four segments: Relocation Solutions—North America, Relocation Solutions—Europe and Asia Pacific, Network Services and Transportation Solutions. We sometimes refer to our Relocation Solutions—North America and Relocation Solutions—Europe and Asia Pacific segments together as Global Relocation Solutions.

Global Relocation Solutions

        We offer a comprehensive suite of relocation solutions to our more than 2,500 corporate and government customers around the world, providing a wide variety of services including the sale of employees' homes, movement of their household goods, purchase of their new homes and provision of destination services. In addition, we provide our corporate customers with moving services for products that require special handling and constant monitoring due to their high value. Our relocation solutions services are provided by a team of over 6,000 employees around the world and a network of agents and other service providers.

        While most of the corporate relocations originate from the United States and the United Kingdom, our relocation services are provided through our operating centers throughout the world to meet the global relocation needs of our corporate customers: five in the United States, four in the United Kingdom, two in Australia and one in Hong Kong. In each of these locations, our customer service and account management personnel interact with our corporate clients and their transferring employees on a regular basis.

        Moving services for our corporate, military/government and consumer markets are provided through our worldwide proprietary agent network. In North America, we provide our moving services through our proprietary branded network of 760 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage and distribution of household goods. We act as a network manager for our agents, providing, among other things, brand management, load optimization, billing, collection and claims handling. Outside of North America, we provide moving services through a network of company-owned and agent-owned locations in Europe and the Asia Pacific region.

  Relocation Services

        We meet the needs of transferees with a full suite of customer-focused, innovative service offerings coupled with a proprietary global fulfillment network. These services include:

        Home Sale.    On behalf of our corporate customers, we will value and arrange for the sale of a transferring employee's home. In some cases, we will provide an advance on the equity in the home enabling the employee to purchase a new home before the existing one is sold. In addition, under some programs if an employee's house is not sold within a specified timeframe, we purchase the existing house and continue to market the property until it is sold. Traditionally, relocation services companies have offered this service on a cost-plus basis. In exchange for a fee plus a margin on costs incurred, they agree to purchase and resell an employee's home. Any loss on the home sale and all holding costs incurred while the house is "in inventory," including a cost of funds on the equity advance and the mortgage servicing costs, are borne by the corporate customer.

        While we offer this traditional pricing model to customers, we also offer a differentiated product providing all these services to our U.S. corporate customers for a fixed fee, set as a percentage of the transferee's home value. In these cases, we take responsibility for all costs in the home sale process and under some programs agree to purchase the home for our own account if it is not sold within a time frame agreed upon with the corporate customer. If we take a home into inventory, which, in our experience, has occurred in less than 10% of cases, we either continue to service the mortgage until the home is sold or, in the case of government service agencies and some corporate clients, we immediately pay off the mortgage. We have a comprehensive and sophisticated process for minimizing our risk and cost of running the fixed fee offering and have experienced minimal losses over the history of the program. We believe this model better aligns our interests with those of our customer, as it is in our mutual interests to avoid holding houses in inventory for long periods of time and incurring losses on resale. Our fixed fee product has grown at a significant rate, and now represents approximately 53% of our corporate relocations.

        Home Purchase.    Through our network of affiliated independent real estate brokers, we assist corporate transferees in locating a new home at the destination location. We provide this service at no cost to the corporation, but receive a referral fee from the real estate broker for any home purchase. We actively monitor and rate our real estate brokers to ensure cost-effective high-quality service.

        Mortgage Origination.    We provide mortgage services to our customers' transferees, underwriting the mortgage for a transferee's home purchase. Before a mortgage is underwritten, we obtain the agreement of one of various third-party financial institutions to purchase the mortgage from us. There is a processing lag of 20-30 days between the time we write the mortgages and complete the sale. During this time, the mortgages are carried as current assets and are financed through our mortgage warehouse facility. For the year ended December 31, 2003, we closed approximately $835.0 million of mortgages.

        Destination Services.    We assist corporations in making relocations more successful for the transferee by providing a range of services that reduces the inconvenience of assignments to transferees and facilitates their integration into the new locale. These services include city orientation, school selection, visa and immigration management, language and cultural training and other services. In most cases, we contract with third-party providers to deliver these services and receive a referral fee.

        Relocation Program Administration.    We offer our corporate customers complete outsourcing of the administration of employee relocation programs, providing expense tracking, compliance reporting, tax reporting and payroll interface services. We can aggregate data across all of a corporation's relocations, providing clients a valuable overview of their relocation programs and expenses and suggest ways to cut costs and improve services.

        Move Management.    We provide move management services to corporate transferees, coordinating the packing, storage and moving of a transferee's household goods, and providing complaint handling and claims assistance. We either provide these services through our own fulfillment network, described below under "—Household Goods Moving Services," or, at a corporate customer's election, through a non-SIRVA moving company.

        We provide all of these relocation services through operating centers located around the world: five in the U.S. (Chicago, Denver, Connecticut, Minneapolis and Cleveland), four in the United Kingdom, two in Australia and one in Hong Kong. We have a staff of over 350 key account managers and relocation managers who deal with our clients and their transferees continuously. Speaking more than 30 languages and representing many nationalities, this staff coordinates our extended network of service providers, including moving services companies, real estate brokers, appraisers and destination service providers.

        Most corporate clients prefer a streamlined communication process between ourselves and their human resource managers who handle employee relocations. We have account managers who provide this single point of contact with our clients. For individual transferring employees, we provide the full range of relocation services through a lead relocation counselor who draws on other specialists as needed during the relocation process.

  Household Goods Moving Services

        Through our Allied, North American and Global branded networks in the United States, Pickfords and Maison Huet in Europe, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway and Allied Pickfords in Asia Pacific, we provide domestic and international household goods, packing, storage and moving services. We have a leadership position in the moving services industry around the world. Our Allied® and northAmerican® trademarks are considered two of the most valuable brand names in the moving services industry and have been ranked by the Gallup polls among the top moving companies in terms of brand recognition and customer satisfaction.

        In North America, our household goods moving services are primarily provided through our network of branded agents. Agents are independently owned local moving companies that provide customers with the local packing, warehousing and the majority of the hauling required to support household moves anywhere in the world. Most of the equipment used in our moving operations is owned by our network of agents and their drivers. We, in turn, provide our agents with a broad range of services including identification and coordination of hauling capacity, coordination of shipments, optimization of capacity, sophisticated transportation and logistics technology, brand management and a variety of other marketing services. Our agents generally conduct intrastate moves under their own names and licenses, except in certain states such as Texas and California where we hold intrastate licenses because of their relative size or the intrastate activities conducted by our specialized transportation business. We are therefore not a party to most intrastate transactions and do not recognize operating revenues and associated costs in connection with such transactions. In contrast, we hold licensing authority for all interstate moves and have entered into contracts with local agents with respect to their interstate moves and recognize revenues accordingly.

        In Europe and Asia Pacific, we provide household goods relocation services, office and industrial moving, records management and storage through a combination of our company-owned locations, our proprietary agent network and our network of affiliated preferred providers. We own a majority of the fulfillment assets in the United Kingdom, France, the Benelux countries, Australia and New Zealand and utilize an agent network in the rest of Continental Europe, Scandinavia and Asia.

        Agent Network.    In North America and Continental Europe (except France and the Benelux countries), the agents own most of the assets associated with operating their local moving and storage business (warehouses, tractors, trailers and associated other packing and moving equipment) and in many instances have contracts with owner operators or have hired employee drivers to bring hauling capacity to the network.

        We have established, long-term relationships with our branded agent network, which on an individual basis have often extended to a multi-generation affiliation with us. The relationship with the agent network is governed by an agency contract which defines the terms and conditions of their exclusive representation of us on all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, which typically extend from 3 to 12 years in length, with selected agents. In certain situations, we may make up-front payments to the agent as an incentive for entering into a long-term arrangement. In these cases, the agreement will include certain performance criteria, which if not met or if the agent terminates the agreement prior to its expiration date, which will result in a pro rata portion of the upfront payment becoming repayable to us. Our long-term contracts provide security to both parties, and also ensure us long-term representation and operating revenues in key markets. We have long-term contracts in place with agents who represent approximately 81% of the 2003 operating revenues for our moving services business in the United States. As a result of these arrangements, we have historically experienced relatively low agent turnover. No one agent accounted for more than 6% of our operating revenues for our moving services business in the United States in 2003.

        Owner Operators.    Owner operators are independent contractors who work with us and agents and provide household goods and specialty transportation fulfillment services. They own the trucks and provide the labor needed to service customer moves. Across our North America network, there are approximately 1,900 owner operators contracted, almost exclusively by agents, in household goods relocation, and 920 owner operators contracted by us primarily in specialized transportation.

  Customers

        We serve a diverse range of customers around the world, including small, medium and large corporations, military and government agencies and individual consumers. This diverse client base lowers our exposure to downturns or volatility in any one industry or region.

        Corporate Customers.    We have more than 2,500 corporate customers, ranging from small businesses to large multinationals. Many of our contracts with corporate customers are terminable by the customer on short notice, and generally do not specify a minimum transaction volume. Our customers cut across a variety of industries, including consumer packaged goods, automotive, manufacturing, business and financial services, retail, technology and pharmaceuticals. They are based throughout the United States, Europe and Asia Pacific.

        Military/Government Agencies.    We provide household goods moving services to State and Federal government agencies in the United States, including the U.S. Department of Agriculture, the Drug Enforcement Administration and the Federal Bureau of Investigation, all branches of the U.S. military and government agencies of other countries around the world. This has traditionally represented a stable source of demand for our services, less subject to economic cycles than the corporate markets. We have historically served the U.S. military with moving services. We have recently been added to a select group of providers who are authorized to supply the U.S. Government service agencies with outsourced relocation services and are in the early stages of evaluating how to address this opportunity.

        Consumer Market.    We provide domestic and international household goods moving services to consumers around the world. The individual household market has traditionally been stable in terms of both volume and price. Selection of a moving company is generally driven by brand, quality, price and capacity. We have recently begun to offer consumers a range of relocation services via employee programs through corporate customers. These services currently include mortgage brokerage and moving services. We intend to expand this effort across a greater number of services and corporate clients.

  Sales and Marketing

        We believe we have the largest sales and marketing group in the relocation industry with a 60 member corporate sales and marketing team and a 400 person strong network of agent sales personnel. In addition, we have a dedicated sales and marketing team for the military/government market and we address the consumer market through multiple channels, including the Yellow Pages, multiple websites and our agent sales force.

        While we expect to grow our business in each market, we believe our largest opportunity for continued growth is in the corporate market. Because of our long-standing moving services relationships with many of our corporate clients, we have a track record of delivery that enables us to offer related relocation services to many of them. This combined offering of relocation and moving services can often reduce their costs, while maintaining or improving the quality of service, and simplifying their administrative effort.

        In our corporate market, our sales and marketing groups work in conjunction with our service delivery personnel to accomplish four broad objectives:

  •
  To provide greater satisfaction to our current customers by exceeding their expectations for service;

  •
  To retain existing customers by delivering an increasing level of satisfaction;

  •
  To develop innovative new products and services; and

  •
  To continually strengthen and support our branded network of agents and their salespeople.

  Competition

        The relocation services business is highly competitive, and includes a handful of major companies that provide a full suite of relocation services, including Cendant, Prudential, Weichert/RRI and GMAC. The remainder of the relocation business is highly fragmented, with a variety of companies offering individual services, including real estate brokers, moving companies, accounting firms, mortgage firms, destination service providers and business process outsourcing firms.

        The basis for competing successfully in this market rests on a company's ability to meet the needs of corporate customers, including high quality, low cost, low risk, simplified administration and effective knowledge management. The majority of our major competitors approach the market based on their strength in real estate. Like us, other competitors such as Crown, Interdean and Unigroup approach the market based on their strength in moving services.

        The moving services business is highly competitive and fragmented. Within North America, there are a number of large moving companies providing national services. The remainder of the industry remains extremely fragmented with many small private players that have strong positions in local markets. We compete primarily with national moving companies, independent movers and self-storage and self-haul service providers. Some of our chief competitors in the moving services business are Unigroup (United and Mayflower), Atlas and Bekins. Quality, customer service, price and capacity are key factors in the mover selection process.

        Within Europe and the Asia Pacific region, the industry is also extremely fragmented among regional, national and local companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. Our chief competitors in the Europe and Asia Pacific region include Crown Relocations, Santa Fe, Britannia, TransEuro, Amertrans, Sterling, Michael Gerson, White & Company and Interdean in corporate and consumer moving, and Harrow Green, Edes and Business Moves in office moving and Iron Mountain and Recall in records management.

  Specialized Transportation Industry

        The specialized transportation industry services corporate customers that have products that are typically of high value, are difficult to package and transport and have special handling and/or delivery requirements. These requirements often dictate specialized equipment and skilled crews to handle, deliver and occasionally install the product. These services have often been used by the high tech, telecommunications, medical equipment, fitness equipment and signage industries.

        SIRVA Specialized Transportation:    Our specialized transportation services grew out of our moving business. We have traditionally been focused largely on the computer, electronics and medical equipment sectors, and have developed sophisticated technology solutions that allow us to identify and track this high value freight at the serialized level. Our fleet of trailers are specifically equipped to handle the loading, unloading and hauling of sensitive, technology-based products. We, along with our agents, also operate a network of distribution and warehouse locations that are configured to store and track a client's inventory. We can combine our physical distribution capabilities with our network of locations to provide our clients with a complete package of transportation capabilities. The specialized product delivery process begins when corporate accounts contact local representatives or us to establish shipment requirements. We then coordinate the availability of our specially equipped trailers with the availability of owner operators who provide the tractor and perform the hauling and handling services.

        We, and our agents, have established numerous ongoing relationships with key corporate customers, requiring high value, specialized services, including many Fortune 500 companies. Our customer base is located primarily in the United States.

        Our specialized transportation services generally utilize the same proprietary agent network as our moving services business for a majority of the sales and a portion of the transportation, warehousing and delivery services we provide for our customers. The contract with our agent defines the compensation structure for services provided, which typically pays a percentage of operating revenues to agents involved in the process.

Network Services

        The network services market comprises a range of services offered to moving and storage agents, independent owner operators and small fleet operators to assist them in the daily operation of their business. Services offered include insurance products, fleet maintenance programs, equipment and fuel purchase packages, breakdown and road services as well as technology, legal and tax services.

        We offer a variety of network services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our network. We developed these services using the knowledge of the needs of truck drivers, fleet owners and agents that we have accumulated from managing our proprietary agent network, operating our own fleets and drivers and from our frequent interactions with independent owner operators.

        Our services include insurance coverage such as auto liability, occupational accident, physical damage, worker's compensation, and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of the National Association of Independent Truckers, an association of independent contract truck drivers. As of December 31, 2003, the association had approximately 26,500 owner operator members.

  Insurance Services

Transguard

        Transguard, the largest component of the Network Services segment, is a leading provider of insurance services to moving agents, small-fleet owners and owner operators.

        Due to the historical relationship with our moving services companies, Transguard provides insurance services to a significant portion of our U.S. fulfillment network. We have used the market position and knowledge acquired from serving our network to extend our offering to non-affiliated agents, drivers and small fleet owners. The acquisition of the National Association of Independent Truckers in April of 2002 opened up a new customer channel of independent owner operators. Transguard sells insurance services through our moving services business and to the members of NAIT, which offer low-cost channels for acquiring new customers. We also sell our insurance services through a network of third-party insurance brokers.

        As a result of our focus on a targeted customer base and industry knowledge acquired through our other operations, we can design product offerings that are tailored for the needs of our target market. We believe that competitors without moving operations lack this knowledge and specific market focus, and offer more generic solutions that are not as attractive to our customers. We are cautious in choosing which customers to insure and what kinds of insurance to write. We do not write significant amounts of longer-tail, more open-ended liability insurance products, such as workers' compensation. Our measured approach is reflected in our historical operating performance; we have consistently earned a profit on our underwriting activity, which in 2003 represents approximately 68% of our income from operations in our insurance business; investment income represents the balance. Our combined loss and expense ratio was 82% at the end of 2003, has been below 100% for the past ten years and has declined each year since 1998. The combined loss and expense ratio is a key measure of underwriting profitability traditionally used in the property and casualty business. When the combined ratio is under 100%, underwriting results are generally considered profitable.

Insurance and Claims Reserves

        Transguard establishes reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. Reserves include provisions for reported claims, or case estimates, provisions for incurred-but-not-reported claims and legal and administrative costs to settle claims. Reserve estimates are based upon past claims experience, knowledge of claims staff regarding the nature and potential cost of each claim and trends and estimates of future claims trends. These claims costs are influenced by many factors that change over time, such as changed coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, as well as the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future.

        Management believes that Transguard's insurance and claims reserves are reasonable, however, for the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guarantee that recorded reserves will prove to be adequate. If management determines that an adjustment to insurance and claims reserves is appropriate, the adjustment to earnings is made in the accounting period in which such determination is made in accordance with generally accepted accounting principles ("GAAP").

Reinsurance

        Transguard reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. Transguard cedes to reinsurers a portion of these risks and pays premiums based upon the risks and exposure of the policies subject to reinsurance. Reinsurance involves credit risks and is generally subject to aggregate loss limits. Although the reinsurer is liable to Transguard to the extent of the reinsurance ceded, Transguard remains liable as the direct insurer on all risks reinsured. Transguard monitors the financial conditions of reinsurers on an ongoing basis, and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. The amount of premiums ceded to reinsurers for the years ended December 31, 2003 and 2002 was $11.3 million and $8.1 million, respectively.

  NAIT

        NAIT is an association of independent owner operators. In exchange for annual membership dues, NAIT offers a broad array of products and services, designed to improve the profitability and quality of life of the independent trucker. These services include fuel and tire discounts, emergency breakdown assistance, retirement programs, legal assistance, calling cards and overnight delivery. NAIT members are also offered a range of insurance services by Transguard. Since we acquired NAIT in April of 2002, we have been successful in selling its services both to our network of service providers and to non-affiliated owner operators, with membership rising from approximately 13,300 in April 2002, when we acquired NAIT, to approximately 26,500 as of December 31, 2003.

  Fleet Services

        Through our fleet services business, we use the scale of our fulfillment network to offer our agents and drivers discount vehicle and supply purchase programs, and access to a nationwide network of independent repair centers to meet their needs when on the road. We also offer repair services through two of our own facilities, including one of the largest commercial equipment maintenance facilities in the United States. Approximately 82% of fleet services operating revenues are for external customers. In the future, we intend to offer new services to agents, drivers and small fleet owners, including outsourced administrative services, tax management, load optimization and proprietary affiliated marketing services.

  Competition

        Our competition in the insurance industry is composed of large, general-line insurance companies, such as State Farm and Firemans Fund, and smaller companies that focus on our market, such as Vanliner, a subsidiary of Unigroup. The basis for competition in this industry are primarily price, product offerings and perceived quality of the insurance company. Fleet services is a highly fragmented industry with many service providers, including Comdata, Wright Express and Western Union. Competition for fleet services is on the basis of service offering, price and geographic scope.

Transportation Solutions

        Our Transportation Solutions business is a participant in the third-party logistics industry. Third-party logistics companies provide outsourcing services for a full range of customer supply chain functions, including order fulfillment, freight bill auditing and payment, cross-docking, product marking, labeling and packaging, inventory and warehouse management, parts return and repair and the physical movement of goods. According to industry sources, about half of all logistics costs incurred in the United States relate to services provided by independent suppliers.

        Our Transportation Solutions business provides inventory management solutions using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project-specific delivery management, and the tracing of products through customers' supply chains. We use our technology expertise developed in our moving and storage business to provide sophisticated inventory management solutions, including serialized tracking, inventory and stock management, in-transit product merge and configuration and other customized services, principally to customers with inventory tracking requirements. We also provide freight forwarding and other selected supply chain solutions. Our Transportation Solutions segment is organized into two business units:

  •
  Inventory management solutions, which uses proprietary asset management technology to coordinate a variety of services such as finished goods, order fulfillment, project-specific delivery management and the tracing of products through the supply chain; and

  •
  Transportation management services, which provides freight optimization and transportation management services to customers.

        Our Transportation Solutions segment manages customers' inventory primarily through our proprietary OnTrac Network, a technology system that integrates transportation management tools into our 32 company and agent-owned logistics centers.

        We sell our Transportation Solutions to corporate customers through our ten-member corporate sales team. This team is augmented by over 50 agent network sales personnel, who, while selling Specialized Transportation, often identify opportunities for Transportation Solutions.

  Competition

        We compete with a broad spectrum of logistics providers including inventory management software providers, freight forwarders, brokers and various other logistics providers. The primary basis of competition is service, and network and technology capabilities. Both in North America and Europe, logistics services providers are bundling services to offer single-source logistics solutions. Some of our primary competitors in supply chain management services are Exel, UPS, Ryder Logistics, FedEx Logistics, Menlo Logistics, Deutsche Post and UPS Logistics.

Government Regulation

        Our operations are subject to various federal, state, local and foreign laws and regulations that in many instances require permits and licenses. Our U.S. interstate motor carrier operations, as a common and contract carrier, are regulated by the Surface Transportation Board and the Federal Motor Carrier Safety Administration, which are independent agencies within the U.S. Department of Transportation. The Surface Transportation Board has jurisdiction similar to the former Interstate Commerce Commission over such issues as rates, tariffs, antitrust immunity and undercharge and overcharge claims. The Department of Transportation, and in particular the Federal Motor Carrier Safety Administration, also has jurisdiction over such matters as safety, the registration of motor carriers, freight forwarders and brokers, insurance (financial responsibility) matters, financial reporting requirements and enforcement of leasing and loading and unloading practices. In addition to motor carrier operations, we also conduct domestic operations as a licensed or permitted freight forwarder and property broker. Many of the licenses and permits that we hold were issued by the Interstate Commerce Commission, which was eliminated in 1996; some of its regulatory functions are now performed by the Department of Transportation, the Surface Transportation Board and the Federal Motor Carrier Safety Administration. With respect to interstate motor carrier operations, the Federal Motor Carrier Safety Administration is the principal regulator in terms of safety, including carrier and driver qualification, drug and alcohol testing of drivers, hours of service requirements and maintenance and qualification of equipment.

        We are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended. As such, we hold ocean freight forwarder licenses issued by the Federal Maritime Commission, or FMC, and are subject to FMC bonding requirements applicable to ocean freight forwarders. We also conduct certain operations as a non-vessel-operating common carrier and are subject to the regulations relating to FMC tariff filing and bonding requirements, and under the Shipping Act of 1984, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

        Our U.S. Customs brokerage activities are licensed by the United States Department of the Treasury and are regulated by the United States Bureau of Customs and Border Protection. We are also subject to similar regulations by the regulatory authorities of foreign jurisdictions in which we operate.

        With respect to U.S. state and Canadian provincial licenses, the permitting and licensing structure largely parallels the U.S. federal licensing regulatory structure.

        In the United States, North American Van Lines, Allied and Global have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations or financial condition.

        In Europe, including the United Kingdom, we hold "O" (operators) licenses and international transport licenses in the eleven countries in which we run trucks. These licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence concerning their management of the business's fleet of vehicles.

        In the Asia Pacific region, we hold various commercial vehicle licenses. Additionally, in Australia we hold licenses for international relocation for our customs, quarantine and air freight operation and to store dangerous goods in connection with our management and operation of gas refueling tanks. We are licensed under Australia's Financial Services Reform Act so that we can comply with a 2004 requirement that applies to our sale of insurance-style products within our moving business. In New Zealand, we hold a goods service license to operate as a removalist, licenses for branded warehouses at major ports of entry in connection with our receipt of imported goods, and government approvals in connection with our establishment as a customs branded area and an approved facility for exams.

        Transguard and our other insurance subsidiaries such as The Baxendale Insurance Company Ltd., which is part of our Europe and Asia Pacific business, are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the transfer of assets, loans, or the payments of dividends from such insurance subsidiaries to their affiliates, including us. Such regulation could limit our ability to draw on these insurance subsidiaries' assets to repay our indebtedness.

        SIRVA Title Agency, Inc. and its affiliate National Settlement must be licensed or appointed in any state in which they act as an agent to offer title insurance. SIRVA Title Agency is licensed in Ohio and National Settlement is licensed in 21 states and appointed in 12 states plus the District of Columbia. Each state has a varying degree of regulatory and annual reporting requirements. In addition, in order to receive referral fees, SIRVA Relocation is currently licensed, through individual employees, as a real estate broker in Ohio. Internal Revenue Service rules and regulations concerning home sale transactions also have a significant impact on our Global Relocation Solutions segments.

        SIRVA Mortgage, Inc. is authorized to conduct first lien mortgage lending activity as a mortgage banker in all fifty states and the District of Columbia and second lien mortgage activity in 42 states and the District of Columbia. SIRVA Mortgage has obtained a mortgage lending license and is licensed in good standing (or has received an exemption from regulation) in all states where required. State mortgage licensing laws and regulation activities have a significant impact on our mortgage lending activities.

        Any violation of the laws and regulations discussed above could increase claims and/or liabilities, including claims for uninsured punitive damages. Failure to maintain required permits or licenses, or to comply with applicable regulations could subject us to fines or, in the event of a serious violation, suspension or revocation of operating authority or criminal penalties. All of these regulatory authorities have broad powers generally governing activities such as authority to engage in motor carrier operations, rates and charges and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or any changes to such regulations will not materially adversely impact our operations in the future.

        Our international operations are conducted primarily through local branches owned or leased by various subsidiaries in 21 countries outside the United States and in a number of additional countries through agents, franchises and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments.

Environmental Matters

        Our facilities and operations are subject to environmental laws and regulations in the various foreign, U.S., state and local jurisdictions in which we operate. These requirements govern, among other things, (i) discharges of pollutants into the air, water and land, (ii) the management and disposal of solid and hazardous substances and wastes, and (iii) the cleanup of contamination. Some of our operations require permits intended to prevent or reduce air and water pollution and these may be reviewed, modified or revoked by the issuing authorities.

        We actively monitor our compliance with environmental laws and regulations and management believes that we are presently in material compliance with all applicable requirements. For example, underground storage tanks are monitored on a regular basis by company personnel and pressure-tested periodically by qualified third-party providers. The tanks have leak detection systems for early leak detection. Compliance costs are included in our results of operations and are not material. We will continue to incur ongoing capital and operating expenses to maintain or achieve compliance with applicable environmental requirements, upgrade existing equipment at our facilities as necessary and meet new regulatory requirements. While it is not possible to predict with certainty future environmental compliance requirements, management believes that future expenditures relating to environmental compliance requirements will not materially adversely affect our financial condition or results of operations.

        We have been, and in the future may be, responsible for investigating or remediating contamination at our facilities or at off-site locations to which we sent wastes for disposal. For example, because we own or lease or have in the past owned or leased facilities at which underground storage tanks are located and operated, we are subject to regulations governing the construction, operation and maintenance of underground storage tanks and for preventing or cleaning up releases from these tanks. We have incurred, and in the future may incur, costs related to our investigation and cleanup of releases of materials from underground storage tanks, though such costs are not expected to have a material adverse effect on our financial position or results of operations. Contaminants have been detected at certain of our present or former sites principally in connection with historical operations. We could incur significant costs if we were required to investigate and remediate these sites.

        We have also been named as a potentially responsible party, or PRP, in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, it is estimated that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We could incur unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

        Based on our assessment of facts and circumstances now known, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity. As conditions may exist on our properties related to environmental problems that are latent or as yet unknown, however, there can be no assurance that we will not incur liabilities or costs, the amount and significance of which cannot be reliably estimated at this time.

Trademarks

        We have registered the marks northAmerican®, Allied®, Home Touch!®, and Worldtrac® and have filed an application to register the mark, SIRVA. Other brand or product names used in this prospectus are trademarks or registered trademarks of their respective companies.

        We have been highly active in seeking protection for numerous marks and logos relating to the "SIRVA", "northAmerican", "Allied", "Global" and "Pickfords" brands. We have actively contested unauthorized use of the "northAmerican", "Global" and "Allied" marks. We have largely been successful, but in a few exceptional circumstances have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use and no confusion was likely to occur in the future.

Employees

        As of December 31, 2003, our workforce comprised 7,772 employees, of which approximately 1,900 were covered by union agreements. We believe our relationships with our employees are good. The employees covered by union agreements consisted of approximately 1,700 employees in the United Kingdom and approximately 200 employees in New Zealand and Australia. We have not experienced any major work stoppages in the last ten years.

Investment Considerations

        If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. The trading price of our common stock could decline and you may lose all or part of the money you paid to buy our common stock. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors including the risks faced by us described below and elsewhere in this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements" on page 58.

        If we do not successfully compete within the highly competitive industries in which we operate, our operating revenues and profitability could be adversely affected.

        The global relocation industry is highly competitive. In relation to relocation services, our main competitors are other corporate relocation service providers such as Prudential Financial and Cendant Mobility who are larger than us, have been in the business longer and are also our two biggest customers of our moving services business. The moving services industry is extremely fragmented. We compete primarily with other large moving companies such as Atlas Van Lines Inc., United Van Lines, Inc. and Mayflower Transit, Inc., as well as truckload carriers and independent contractors and, with respect to certain aspects of our business, intermodal transportation, railroads and less-than-truckload carriers. There are many small private participants that have strong positions in local markets. Intermodal transportation (the hauling of truck trailers or containers on rail cars or ships) has increased in recent years as reductions in train crew size and the development of new rail technology have reduced costs of intermodal shipping. The segment of the insurance services business in which we operate is also highly competitive. Our main competitors include Vanliner, Royal & Sun Alliance and Protective Insurance Company.

Competition may force us to lower our prices thereby adversely affecting our operating revenues and profitability.

        Competition in the relocation solutions and insurance industries and potential new entrants into these industries may force us to lower our prices, thereby affecting our operating revenues and profitability. If we do not successfully compete within these highly competitive industries, we will lose customers, in which case our operating revenues and profitability would also be adversely affected. As we are subject to intense competition, we may not be able to achieve our growth objectives in a timely fashion, if at all.

Our business and financial condition could be adversely affected by future economic downturns and other external events.

        We serve numerous industries and customers that experience significant fluctuation in demand based on economic conditions and other factors beyond our control. As our operating results are subject to customer demand, a downturn in the business of our corporate customers or a decrease in the frequency of household moves could materially adversely affect the performance of our business.

        Similarly, terrorist attacks or other acts of violence or war may affect the financial markets, in general, or our business, financial condition and results of operation, in particular. We cannot assure you that there will not be future terrorist attacks against the United States or U.S. businesses. Any such attacks or armed conflict may directly affect our physical facilities or those of our customers and vendors. In addition, these events could cause consumer confidence and spending to decrease or could result in increased volatility in the U.S. and world financial markets and economy.

Until recently, we had a history of net losses, and may not be profitable in the future.

        We had net losses of $16.9 million, $21.9 million and $20.5 million for the years ended December 31, 2001, December 31, 2000 and December 25, 1999, respectively. We cannot assure you that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

Our success depends in part on our relatively new and unproven strategy of offering a global comprehensive relocation solution to customers.

        Historically, a majority of our operating revenues and income from operations was derived from our moving services businesses. A significant element of our growth model, however, is our new and unproven strategy of offering a global comprehensive relocation solution to customers by combining our higher margin relocation services with our proprietary moving services network. We embarked on this strategy less than two years ago with the acquisition of the business of Cooperative Resources Services, Ltd., and have not yet proven that it will succeed in the long-term, especially in Europe and Asia.

Our global relocation solutions business exposes us to some of the risks of the real estate industry, including risks relating to the purchase, ownership and resale of transferred employees' homes at a loss.

        The growth of our relocation solutions business exposes us to the risks of engaging in the real estate business. As part of our global relocation solutions package, we offer corporate customers home purchase and sale services for their employees. If a transferee's home cannot be sold within a given period of time, we may have to purchase the home for our own account and we may ultimately have to sell the home to a third-party at a loss. In addition, a decline in the volume or value of existing home sales due to adverse economic changes could increase the number of homes that we may have to purchase and we may have to sell those homes at a loss for our own account thereby adversely affecting our results of operations. Further, we offer mortgage origination services to the employees of our corporate customers, which we fund through a warehouse mortgage facility thereby potentially increasing our own level of debt.

Our network services business exposes us to some of the risks of the insurance industry.

        In connection with our network services business, we have a wholly owned subsidiary insurance company organized under the laws of Illinois named Transguard Insurance Company of America, Inc. The potential for growth of our network services may be offset by the risks of engaging in the insurance business. Investment returns are an important part of the overall profitability of our insurance business, and therefore fluctuations in the fixed income or equity markets could have a material adverse effect on our results of operations. Our investment returns are also susceptible to changes in the general creditworthiness of the specific issuers of debt securities and equity securities held in our portfolio. Where the credit rating of an issuer falls so low that we are forced by regulatory bodies to dispose of our investment, we may realize a significant loss on our investment.

        The reserves we maintain in our insurance business may prove to be inadequate to cover our actual losses sustained. Claims reserves do not represent an exact calculation of liability, but rather are estimates of the expected liability. To the extent that reserves are insufficient to cover actual losses, loss adjustment expenses or future policy benefits, we would have to add to our claim reserves and incur a charge to our earnings.

        Transguard is a party to reinsurance agreements pursuant to which it cedes the liabilities under a portion of its issued insurance policies. These agreements may be terminated by the reinsurer upon notice or upon a change of control of our insurance subsidiary. If any of these reinsurance agreements are terminated, we cannot assure you that we can replace them on short notice or on favorable terms, in which case our exposure to claims under the underlying policies would be increased.

        The A.M. Best rating of Transguard was recently downgraded from A to A- and has been placed under review with negative implications due, in large part, to our financial leverage prior to the Offering. In consideration of our Offering and resulting inprovement in our financial ratios, we have recently provided A.M. Best with updated financial information. We are in the process of resolving this matter; however, there can be no assurance that we will be successful in doing so, or that the steps we take will not have an adverse effect on us. In addition, we can provide no assurance that Transguard's rating will not be downgraded again in the future. Any such downgrade could affect the marketability of the insurance policies underwritten by Transguard, from which we derive the vast majority of the income from our network services segment, and thereby adversely affect our profitability.

We may not be able to recruit and retain a sufficient number of agents, representatives or owner operators to carry out our growth plans.

        Our moving services operations in North America rely on the services of agents to market our services and to act as intermediaries with customers, and on agents and owner operators to provide a significant portion of our packing, warehousing and hauling services. Although we believe our relationships with our agents and owner operators are good, we have had some difficulty obtaining or retaining qualified owner operators in the past.

        Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 760 agents account for approximately 40% of our moving and storage business. If an agent were to terminate its relationship with us, we may not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

        Owner operators are independent contractors who own their own trucks and provide hauling and other services. Fluctuations in the economy and fuel prices, as well as a lifestyle that requires drivers to be away from home often from four to eight weeks at a time, create challenges for new entrants to that business. Further, competition for long haul owner operators is strong among competing moving companies.

        We cannot assure you that we will be successful in retaining our agents or owner operators or that agents or owner operators that terminate their contracts can be replaced by equally qualified personnel. A loss in the number of qualified drivers could lead to an increased frequency of accidents, potential claims exposure and, indirectly, insurance costs. Because agents have the primary relationship with customers, we expect that some customers would terminate their relationship with us were the agent that handles such customers' business to terminate its relationship with us. In addition, a loss of agents could impair our ability to guarantee moving capacity to our relocation customers.

Actions taken by our agents may harm our brands or reputation, or result in legal actions against us.

        We believe that our strong brand names, including Allied® and northAmerican®, are among our most valuable assets. Our proprietary network of agents in North America operate their businesses using our brand names, including, in the case of most intrastate moves, without our involvement. Our agents are independent third-parties with their own financial objectives and actions taken by them, including breaches of their contractual obligations to us, could harm our brands or reputation, or result in legal actions against us. Any negative publicity associated with our agents may affect our reputation and thereby adversely impact our results of operations.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. In addition, an increase in liability, property or casualty insurance premiums could cause us to incur significant costs.

        We use the services of a significant number of drivers in connection with our pick-up and delivery operations, and from time to time such drivers are involved in accidents, including accidents occurring in operations that do not involve us. Potential liability associated with accidents in the trucking industry may be severe and occurrences are unpredictable. We are also subject to substantial exposure due to workers' compensation and cargo claims expense, whether or not injuries or damage occur in the context of a traffic accident.

        We carry insurance to cover liability and workers' compensation claims. We cannot assure you, however, that our insurance will be adequate to cover all of our liabilities. To the extent we were to experience a material increase in the frequency or severity of accidents, cargo claims or workers' compensation claims, or in the unfavorable resolution of existing claims, we might be required to incur substantial costs to cover these claims. In addition, our results of operations would be adversely affected if the premiums for our liability, workers' compensation and casualty claims were to increase substantially.

If we lost one or more of our government licenses or permits or became subject to more onerous government regulations, including the new federal safety rules on truck driver work hours and the new federal consumer protection regulations governing the moving industry, we could be adversely affected.

        Our operations are subject to a number of complex and stringent transportation, environmental, labor, employment, insurance and other laws and regulations. These laws and regulations generally require us to maintain a wide variety of certificates, permits, licenses and other approvals. For example, in the U.S., we maintain licenses and permits issued by the Surface Transportation Board, the Federal Motor Carrier Safety Administration and the Department of Transportation as well as the Federal Maritime Commission and insurance and banking regulators. In Europe, we hold "O" (operators) licenses and international transport licenses in 11 countries issued by the relevant local authorities. In the Asia Pacific region, we hold various commercial vehicle licenses, as well as other licenses for international relocation.

        Our failure to maintain required certificates, permits or licenses, or to comply with applicable laws, ordinances or regulations, could result in substantial fines or possible revocation of our authority to conduct our operations, which in turn could restrict our ability to conduct our business effectively and to provide competitive customer services and thereby have an adverse impact on our financial condition.

        We cannot assure you that existing laws or regulations will not be revised or that new more restrictive laws or regulations will not be adopted or become applicable to us. For example, new federal safety rules on truck driver work hours have taken effect in January 2004, which, among other things, increase the time that truck drivers must rest while off duty, and decrease the total time that truck drivers can be on-duty. Additionally, new federal consumer protection regulations are scheduled to become effective April 5, 2004. These regulations deal with consumer moving transactions, and change, among other things, the requirements relating to estimating and collection practices of movers. We cannot assure you that new more restrictive laws or regulations, including these new rules and regulations, will not materially and adversely affect our productivity and efficiency. We also cannot assure you that we will be able to recover any or all increased costs of compliance from our customers or that our business and financial condition will not be materially and adversely affected by these or future changes in applicable laws and regulations.

We are subject to litigation or governmental investigations as a result of our operations.

        We are subject to litigation resulting from our operations, including litigation resulting from accidents involving our agents and drivers. Such accidents have involved, and in the future may involve, serious injuries or the loss of lives. Such litigation may result in liability to us or harm our reputation. While the impact of this litigation is typically immaterial, there can be no assurance that its impact will not be material in the future.

        We have received grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice (DOJ) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the United States and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies. While the investigation is ongoing and exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties or judgments, however, may have a material impact on our earnings in the period in which they are recognized.

        Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented less than 2% of our consolidated operating revenues in the aggregate for the years ended December 31, 2003, 2002 and 2001. The investigations could expose us to administrative and other penalties. We are cooperating with the investigations which we expect will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized. See "Legal Proceedings."

Contingent or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

        We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See
"—Environmental Matters."

Our business is highly seasonal, which leads to fluctuations in our operating results and working capital needs.

        The relocation business is highly seasonal due to the increase in moving activity during the summer months. With respect to our Global Relocation Solutions business, our results of operations and cash flow fluctuate significantly from quarter to quarter due to the higher shipment amounts associated with the summer months. Certain of our operating expenses are fixed, and cannot be reduced during the fall and winter months when there is decreased demand for relocation services. If we are unable to capitalize on the peak summer season or successfully manage the decreased activity during other parts of the year, our annual performance may be materially adversely affected. The seasonal nature of the moving business results in increased short-term working capital requirements in summer months.

Our owner operators are currently not considered to be employees by taxing and other regulatory authorities. Should these authorities change their position and consider our owner operators to be our employees, our costs related to our tax, unemployment compensation and workers' compensation payments could increase significantly.

        From time to time, certain parties, including the Internal Revenue Service, state authorities and the owners operators themselves, have sought to assert that owner operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner operators to be independent contractors. We cannot assure you that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner operators were deemed to be employees, our costs related to tax, unemployment compensation, and workers' compensation could increase significantly. In addition, such changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

The international scope of our operations may adversely affect our business.

        We face certain risks because we conduct an international business, including:

  •
  restrictions on foreign ownership of subsidiaries;

  •
  tariffs and other trade barriers;

  •
  political risks; and

  •
  potentially adverse tax consequences of operating in multiple jurisdictions.

        In addition, an adverse change in laws or administrative practices in countries within which we operate or where our information systems support and application software development are performed could have a material adverse effect on us.

We are exposed to currency fluctuations, which may have an adverse effect on us.

        A large portion of our operating revenues are from operations outside of the United States. These operating revenues are denominated in the local currency of the country in which our international subsidiaries own their primary assets. Although the majority of expenses are incurred in the same currency in which corresponding operating revenues are generated, we are exposed to fluctuation in foreign currencies in the translation of the applicable currencies into U.S. dollars. Any appreciation in the value of the U.S. dollar relative to such currencies could have an adverse effect on us.

Fuel is a significant cost element in the trucking transportation industry. Fuel prices are currently high and may continue to rise and they, and the availability of fuel, have been subject to volatility in the past.

        We utilize numerous trucks and tractor trailers in the performance of day to day services in the household goods, specialized transportation and office moving lines of our business, which are a part of our Global Relocation Solutions business, that are dependent on fuel. We often employ the services of third-party transportation providers, particularly owner operators in the U.S. domestic moving business, who are also dependent on fuel and are subject to variations in fuel prices as a result. We cannot assure you that fuel prices will remain stable, or that supplies of fuel will always be available. Should costs escalate, we may not be able to fully recover the cost increase by increasing the price for our services. Third-parties who provide transportation services to us may be unwilling to continue to do so without an increase in compensation. As a result, our operating margins could decrease and thereby adversely affect our profitability.

We are a holding company with no significant independent operations and therefore rely on our subsidiaries to make funds available to us.

        We are a holding company with no significant independent operations and no significant assets other than the capital stock of our subsidiaries, including SIRVA Worldwide, Inc. ("SIRVA Worldwide"). We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries. SIRVA Worldwide's new senior secured credit facility contains restrictions on distributions from SIRVA Worldwide to us, other than for certain specified purposes. Our inability to receive funds from our operating subsidiaries could adversely affect our ability to meet our obligations and to make dividend payments and other distributions to holders of our common stock.

We have had substantial existing debt and may incur substantial additional debt in the future, and the agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

        As of December 31, 2003, we have total outstanding long-term debt of $445.5 million, total outstanding short-term debt of $101.5 million and stockholders' equity of $395.3 million. We may incur additional debt in the future, which would result in a greater portion of our cash flow from operations being dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes.

        Our new senior secured credit facilities contain a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. In addition, under our new senior secured credit facility, we will be required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. Compliance with these covenants for subsequent periods may be difficult if current market and other economic conditions deteriorate.

        Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default or cross default under our debt instruments and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of our new senior secured lenders to make further extensions of credit under the new credit facilities could be terminated. If we were unable to repay our indebtedness to our senior secured lenders, these lenders could proceed against the collateral securing such indebtedness.

Any difficulties with our information systems or our information systems providers could delay or disrupt our ability to service our customers and impair our competitiveness.

        Sophisticated information systems are vital to our growth and our ability to manage and monitor the flow of goods we are transporting and to provide attractive logistics solutions services, which depend on technologically advanced systems. As these systems are evolving rapidly, we will need to continually enhance them. We may encounter difficulties in enhancing these systems or in integrating new technology into our systems in a timely and cost-effective manner. Such difficulties could have a material adverse effect on our ability to operate efficiently and to provide competitive customer service.

        To compete effectively, we must anticipate and adapt to technological changes and offer, on a timely basis, competitively priced services that meet evolving industry standards and customer preferences. We may choose new technologies that later prove to be inadequate, or may be forced to implement new technologies at substantial cost to remain competitive. In addition, competitors may implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services and superior quality compared to those we provide. This development could have a material adverse effect on our ability to compete.

        Two third-party vendors together provide 100% of our information systems infrastructure and at least 50% of our application software development, respectively. While we have a disaster recovery plan in conjunction with these vendors, we can provide no assurance that the plan will be adequate in the event of an actual disaster. Adverse conditions affecting the financial condition and other important aspects of these vendors' operations may adversely affect our ability to operate efficiently or to continue operations under certain adverse conditions.

We are dependent on our highly trained executive officers and employees. Any difficulty in maintaining our current employees or in hiring similar employees would adversely affect our ability to operate our business.

        Our operations are managed by a small number of key executive officers. The loss of any of these individuals could have a material adverse effect on us. In addition, our success depends on our ability to continue to attract, recruit and retain sufficient qualified personnel as we grow. Competition for qualified personnel is intense. We cannot assure you that we will be able to retain senior management, integrate new managers or recruit qualified personnel in the future.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

        We intend to expand our business primarily through internal growth, but from time to time we may consider strategic acquisitions. Any future acquisition would involve numerous risks including:

•
potential disruption of our ongoing business and distraction of management;

•
difficulty integrating the operations and products of the acquired business;

•
unanticipated expenses related to technology integration;

•
exposure to unknown liabilities, including litigation against the companies we may acquire;

•
additional costs due to differences in culture, geographic locations and duplication of key talent; and

•
potential loss of key employees or customers of the acquired company.

        If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

A few significant stockholders control the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent you and other stockholders from influencing significant corporate decisions.

        Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership beneficially own approximately 39.3% and 16.3%, respectively, of the outstanding shares of our common stock. As a result, Clayton, Dubilier & Rice Fund V Limited Partnership, together with Clayton, Dubilier & Rice Fund VI Limited Partnership, continues to exercise control over matters requiring stockholder approval, and control over our policy and affairs. In addition, Clayton, Dubilier & Rice, Inc., which manages Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, will continue to provide us with financial advisory and management consulting services following the completion of this offering and it will be entitled to receive fees, including financial advisory fees, in the future.

        The concentrated holdings of Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership and the presence of Clayton, Dubilier & Rice Fund V Limited Partnership's designees may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of our existing stockholders may conflict with the interests of our other stockholders. Our board of directors has adopted corporate governance guidelines that require each director to avoid taking actions or having interests that might result in a conflict of interest with our interests. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees of Clayton, Dubilier & Rice, Inc., will be required to recuse themselves from any discussion or decision regarding any transaction with our principal stockholders. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of SIRVA, and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These guidelines and code do not, by themselves, prohibit transactions with our principal stockholders.

Our ownership of insurance subsidiaries imposes limits on the amount of our common stock that investors may purchase and of the cash that can be distributed to us.

        Under the Illinois Insurance Code, no person may acquire control of SIRVA, and thus indirect control of Transguard, without the prior approval of the Illinois Director of Insurance. Under the Illinois Insurance Code, any person who acquires ownership of 10% or more of our outstanding shares of common stock would be presumed to have acquired such control, unless the Illinois Director of Insurance upon application determines otherwise. In addition, persons who do not acquire ownership of more than 10% of our outstanding shares of common stock may be deemed to have acquired such control if the Illinois Director of Insurance determines that such persons, directly or indirectly, exercise a controlling influence over the management or policies of Transguard.

        In addition, Transguard and our other insurance subsidiaries such as The Baxendale Insurance Company Ltd. are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the payments of dividends from such insurance subsidiaries to their affiliates, including us.

Our certificate of incorporation, by-laws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests.

        Provisions in our certificate of incorporation and amended and restated by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. These provisions include:

  •
  authorization of the issuance of preferred stock, the terms of which may be determined at the sole discretion of the Board of Directors;

  •
  establishment of a classified board of directors with staggered, three year terms;

  •
  provisions giving the board of directors sole power to set the number of directors;

  •
  limitation on the ability of stockholders to remove directors;

  •
  prohibition on stockholders from calling special meetings of stockholders;

  •
  establishment of advance notice requirements for stockholder proposals and nominations for election to the board of directors at stockholder meetings; and

  •
  requirement of the approval by the holders of at least 75% of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

  •
  the classified board,

  •
  the removal of directors only for cause by holders of at least 75% of our outstanding common stock,

  •
  the liability of directors, and

  •
  the elimination of stockholder actions by written consent.

        These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

        Our certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

ITEM 2. PROPERTIES

        We lease executive and administrative office space at our headquarters at 700 Oakmont Lane, Westmont, Illinois. We also own executive and administrative office space at 5001 U.S. Highway 30 West, Fort Wayne, Indiana and operate owned and leased warehouse space. We also own or lease major facilities in Mayfield Heights, Ohio, used by our relocation services operations, in Canada, used by Relocation Solutions—North America, and throughout the United Kingdom, Australia and New Zealand, each used by Relocation Solutions—Europe and Asia Pacific, and own or lease facilities at significant Global Relocation Solutions locations in many countries throughout the world. All the other properties used in our operations consist of freight forwarding offices, administrative offices and warehouse and distribution facilities.

        As of December 31, 2003, we had 271 facilities around the world, 26 of which were owned and 245 of which were leased. The following table sets forth our owned or leased properties by location.

Location	Owned	Leased	Total
United States and Canada	3	47	50
United Kingdom and Europe	23	124	147
Australia and New Zealand	—	61	61
Asia (including United Arab Emirates)	—	13	13

Total	26	245	271

        We believe that our office, warehouse and distribution facilities are generally well maintained and suitable to support our current and planned business needs.

ITEM 3. LEGAL PROCEEDINGS

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which we and two of our insurers fully paid. After these insurance payments and reimbursements, we have paid $7.6 million which we believe is fully reimbursable by insurance. TIG Insurance Co., one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligation and seeking declaratory judgment. We filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and the judge issued a final award to us. TIG has recently filed a motion asking for a new trial. We have a reserve that we consider appropriate in the circumstances.

        We have been named as a PRP in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, it is estimated that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

        We have produced and are producing records in response to grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice (DOJ) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the United States and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

        The revenues that we derived from our international military business during the years ended December 31, 2003, 2002 and 2001 were small and declining, representing less than 2% of our consolidated operating revenues in 2000, and declining to less than 1% in 2003. While the investigation is ongoing and exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties or judgments, however, may have a material effect on our earnings in the period in which they are recognized. For the year ended December 31, 2003, we incurred $1.6 million of outside legal expense in relation to this matter. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

        Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented approximately 1% of our consolidated operating revenues in the aggregate for the year ended December 31, 2003 and less than 2% of our consolidated operating revenues in the aggregate for the years ended December 31, 2002 and 2001. The investigations could expose us to administrative and other penalties. We are cooperating with the investigations which we expect will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized. For the year ended December 31, 2003, we incurred $1.0 million of legal expense in relation to this matter.

        We are involved from time to time in other routine legal matters incidental to our business, including lawsuits relating to conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While we may be liable for damages or suffer reputational harm from litigation, we believe that legal proceedings will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "SIR." As of February 29, 2004, there were approximately 1,800 stockholders. The following table sets forth, for the period indicated, the high and low sale prices, as reported on the NYSE.

	2003*
	High	Low
Fourth Quarter (November 25—December 31)	19.69	17.68

*
Our Company began trading on the NYSE on November 25, 2003.

        We have not paid, and do not expect for the foreseeable future to pay dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. The payment of dividends by us to holders of our common stock is limited by our credit agreement, which restricts our operating subsidiaries' ability to pay dividends to SIRVA. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions imposed by applicable law and our contracts, and other factors deemed relevant by our Board of Directors.

        Certain information called for by this item is hereby incorporated herein by reference to the section entitled "Executive Compensation—Equity Compensation Plan Information" in the Registrant's definitive proxy statement for the Annual Meeting of stockholders to be held May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended within 120 days after the year ended December 31, 2003.

Recent Sales of Unregistered Securities

        The following sets forth information, as of December 31, 2003, regarding all sales of our unregistered securities during 2003. All such shares were issued in reliance upon an exemption or exemptions from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of the Securities Act of 1933, as amended, or Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans relating to compensation as provided under Rule 701. In connection with the transactions for which an exemption is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, the securities were sold to a limited number of persons and/or accredited investors, such persons were provided access to all relevant information regarding us and represented to us that they were either "sophisticated" investors or were represented by persons with knowledge and experience in financial and business matters who were capable of evaluating the merits and risks of the prospective investment, and such persons represented to us that the shares were purchased for investment purposes only and with no view toward distribution. In connection with the issuances of securities for which an exemption is claimed pursuant to Rule 701, the securities have been offered and issued by us to executive officers and employees and consultants for compensating purposes pursuant to written plans or arrangements.

        The following table sets forth the date of each sale or grant, the number of purchasers and/or grantees, and the number of shares and/or options sold or granted on such date.

Date of Issuance	Number of Share Acquirers/Option Grantees	Number of Shares of SIRVA Common Stock Sold	Aggregate Consideration Received by SIRVA ($)	Number of Options To Purchase Shares of SIRVA Common Stock Granted (3)
January 1, 2003 (1)	2 directors	3,429	—	—
March 30, 2003 (1)	3 directors	3,731	—	—
June 9, 2003	9 managers	231,603	1,351,628.50	461,494
June 9, 2003	6 directors	92,953	542,475.50	—
June 27, 2003	12 managers	204,465	1,193,250.00	408,930
June 30, 2003 (1)	3 directors	2,234	—	—
August 8, 2003	1 manager	31,700	185,000.00	63,400
October 1, 2003 (1)	4 directors	1,351	—	—
October 14, 2003 (2)	2 former directors	2,072	—	—

(1)
Securities issued to directors on January 1, 2003, March 30, 2003, June 30, 2003, and October 1, 2003 were issued pursuant to the Directors Compensation Plan in consideration for services rendered by such directors.

(2)
Securities issued to these directors were issued pursuant to the Directors Compensation Plan in consideration for services rendered by such directors prior to their resignation from SIRVA's Board of Directors.

(3)
The exercise price of all options granted on June 9, 2003, June 27, 2003 and August 8, 2003 was $5.84 per share.

ITEM 6. SELECTED FINANCIAL DATA

        We derived our selected historical financial data for the years 1999 through 2003 from our audited financial statements for the periods then ended. Our selected historical financial data for the periods presented ending after November 19, 1999 (the date of completion of our acquisition of the Allied and Pickfords businesses from Exel plc) includes financial data of Allied Van Lines, Inc. and its subsidiaries that we acquired ("Allied"). The presentation of selected historical financial data is only a summary and you should read it together with our historical financial statements and related notes. Share and per share information set forth below have been adjusted to reflect the split of each share of our common stock into 3.17 shares of common stock by way of reclassification that was approved by our Board of Directors on November 7, 2003 and that became effective on November 24, 2003.

	Years Ended December 31,
					Year Ended December 25, 1999(2)(3)
	2003(3)	2002(3)	2001(3)	2000(3)
	(Dollars in millions except percentage, share and per share data)
Statement of Operations Data:
Operating revenues(1)
Relocation Solutions—North America	$1,602.9	$1,544.4	$1,652.1	$1,791.8	$933.3
Relocation Solutions—Europe and Asia Pacific	478.2	408.0	387.1	372.8	99.9

Global Relocation Solutions	2,081.1	1,952.4	2,039.2	2,164.6	1,033.2
Network Services	163.2	125.0	84.2	75.8	8.8
Transportation Solutions	105.6	108.2	125.9	138.3	117.8

	$2,349.9	$2,185.6	$2,249.3	$2,378.7	$1,159.8

Purchased transportation expense(1)	$1,299.9	$1,303.2	$1,438.8	$1,559.8	$732.6
Other direct expense	576.1	463.9	426.4	433.8	223.8

Gross margin	$473.9	$418.5	$384.1	$385.1	$203.4

Income (loss) from operations(4)
Relocation Solutions—North America	$59.8	$41.0	$15.1	$8.1	$(10.5)
Relocation Solutions—Europe and Asia Pacific	30.2	24.8	26.0	23.7	2.7

Global Relocation Solutions	90.0	65.8	41.1	31.8	(7.8)
Network Services	36.7	26.5	18.5	17.4	3.8
Transportation Solutions	4.1	3.3	(6.3)	0.3	2.9
Corporate	(4.6)	(1.3)	(0.8)	(0.1)	—

	$126.2	$94.3	$52.5	$49.4	$(1.1)

Income (loss) before cumulative effect of accounting change(4)(5)	$19.0	$20.8	$(16.6)	$(21.9)	$(20.5)
Cumulative effect of accounting change, net of tax(6)	—	—	(0.3)	—	—

Net income (loss)(4)(5)(8)	$19.0	$20.8	$(16.9)	$(21.9)	$(20.5)

	Years Ended December 31,
					Year Ended December 25, 1999(1)(2)(3)
	2003(3)	2002(3)	2001(3)	2000(3)
	(Dollars in millions except percentage, share and per share data)
Per Share Data (4)(5):
Income (loss) per share before cumulative effect of accounting change—basic (7)	$0.29	$0.33	$(0.47)	$(0.68)	$(0.89)
Income (loss) per share before cumulative effect of accounting change—diluted (7)	$0.27	$0.33	$(0.47)	$(0.68)	$(0.89)
Net income (loss) per share—basic (7)(8)	$0.29	$0.33	$(0.48)	$(0.68)	$(0.89)
Net income (loss) per share—diluted (7)(8)	$0.27	$0.33	$(0.48)	$(0.68)	$(0.89)
Weighted-average common shares outstanding:
Basic	58,104,742	51,712,625	42,308,361	39,065,685	23,285,669
Diluted	60,933,868	51,832,236	42,308,361	39,065,685	23,285,669
Balance Sheet Data:
Cash and cash equivalents	$63.1	$45.5	$32.1	$43.5	$25.2
Property and equipment, net	181.0	171.3	165.4	158.7	165.9
Total assets	1,549.4	1,357.5	1,074.0	1,199.6	1,152.5
Short-term debt (9)	101.5	99.7	68.2	99.1	78.3
Long-term debt (10)	445.5	571.8	505.0	504.8	511.5
Redeemable common stock (11)	—	7.4	3.3	6.1	7.0
Redeemable junior preferred stock (12)	—	30.4	28.3	26.4	24.6
Stockholders' equity	395.3	128.3	61.9	94.0	99.8
Other Data:
EBITDA (4)(13)	$137.1	$137.8	$100.9	$103.6	$26.2
Depreciation and amortization (14)	48.1	44.2	48.7	53.9	31.2
Gross margin as a percentage of operating revenues	20.2%	19.1%	17.1%	16.2%	17.5%

(1)
Our operating revenues represent amounts billed to our customers for all aspects of the services that we provide. Where we fulfill the transportation service element using our independent agent network or other third-party service providers, we incur purchased transportation expense, or PTE, which is included in the amount billed to our customer. The level of PTE generally increases or decreases in proportion to the operating revenues generated from our transportation services.

(2)
Effective for fiscal year 2000, we changed our year-end to December 31. Prior to fiscal year 2000, the fiscal year ended on the Saturday nearest to December 31 each year.

(3)
Includes financial data of the Allied and Pickfords businesses from November 19, 1999. On November 19, 1999, we completed the acquisition of the Allied and Pickfords businesses, which was accounted for as a purchase.

(4)
For the year ended December 31, 2003, we recognized $3.5 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.8 million. We expect to recognize $1.5 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

(5)
For the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on the 13 3/8% senior subordinated notes, a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture and a $1.3 million write-off of unrecognized interest rate hedging losses in connection with our debt refinancing.

During 1999, we retired debt resulting in an extraordinary charge of $3.4 million, net of applicable income tax benefit. Following our adoption of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission Of FASB Statements No. 4, 44, and 64, Amendment Of FASB Statement No. 13, And Technical Corrections" ("SFAS 145"), on January 1, 2003, this extraordinary charge has been included as part of "Income (loss) before cumulative effect of accounting change" in the above selected financial data table, rather than as a separate extraordinary item.

(6)
Effective January 1, 2001 we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which resulted in a change in method of accounting. The cumulative effect of this accounting change was a loss of $0.5 million ($0.3 million, net of tax), or $0.01 per share, both on a basic and diluted basis. In 2001, basic and diluted loss per share before cumulative effect of accounting change was $0.47.

(7)
Earnings (loss) per share and weighted-average common shares outstanding give effect to the split of each share of our common stock by way of reclassification into 3.17 shares of common stock that became effective on November 24, 2003.

(8)
We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), with effect from January 1, 2002. In accordance with SFAS 142, we no longer amortize goodwill and indefinite-lived intangibles, but rather will test such assets at least annually for impairment. We have completed the first step of the impairment test under the transitional requirements of SFAS 142 and no impairment of goodwill or indefinite-lived intangibles was indicated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and indefinite-lived intangibles amortization is presented below. Earnings per ordinary share adjusted for goodwill charges is calculated by adding back the goodwill and indefinite-lived intangibles charges to net income and dividing by the weighted-average ordinary shares outstanding for all periods presented.

	Years Ended December 31,				Year Ended December 25,
	2003	2002	2001	2000	1999
	(Dollars in millions except per share data)
Net income (loss), as reported	$19.0	$20.8	$(16.9)	$(21.9)	$(20.5)
Amortization of goodwill and trademarks	—	—	10.9	11.0	3.1
Income tax provision	—	—	(1.0)	(1.0)	(0.9)

Adjusted net income (loss)	$19.0	$20.8	$(7.0)	$(11.9)	$(18.3)

Basic net income (loss) per share, as reported	$0.29	$0.33	$(0.48)	$(0.68)	$(0.89)
Amortization of goodwill and trademarks	—	—	0.25	0.28	0.14
Income tax provision	—	—	(0.02)	(0.02)	(0.04)

Adjusted basic net income (loss) per share	$0.29	$0.33	$(0.25)	$(0.42)	$(0.79)

Diluted net income (loss) per share, as reported	$0.27	$0.33	$(0.48)	$(0.68)	$(0.89)
Amortization of goodwill and trademarks	—	—	0.25	0.28	0.14
Income tax provision	—	—	(0.02)	(0.02)	(0.04)

Adjusted diluted net income (loss) per share	$0.27	$0.33	$(0.25)	$(0.42)	$(0.79)

(9)
Short-term debt consists of the current portion of long-term debt, amounts outstanding under our mortgage warehouse credit facility and our relocation financing facility, and other short-term debt.

(10)
Long-term debt consists of (i) long-term debt excluding the current portion of long-term debt, (ii) capital lease obligations and (iii) amounts outstanding under the revolving credit facility forming part of our senior credit facility.

(11)
Prior to the initial public offering of SIRVA common stock, consummated on November 24, 2003, certain of our key employees could have required us to repurchase all of the shares and the exercisable portion of options held upon death, disability, retirement at normal age or termination without "Cause" (as defined in the SIRVA, Inc. Stock Incentive Plan). Such securities were classified as "Redeemable Shares of Common Stock" within mezzanine equity. This repurchase right terminated upon the consummation of the initial public offering and as a result, these securities were reclassified to common stock.

(12)
In connection with the acquisition of the Allied and Pickfords businesses, we issued 24,500 shares of redeemable junior preferred stock, due in 2010, to an affiliate of Exel plc. Effective July 1, 2003, we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which resulted in a reclassification of our redeemable junior preferred stock from mezzanine equity to a liability. The dividend rate on this redeemable junior preferred obligation, which was redeemed with the proceeds of the initial public offering, was 12.4% compounded quarterly and was cumulative.

(13)
EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization.

        EBITDA is calculated as follows:

	Years Ended December 31,
					Year Ended December 25, 1999
	2003	2002	2001	2000
Net income (loss)	$19.0	$20.8	$(16.9)	$(21.9)	$(20.5)
Interest expense	60.3	61.2	69.2	73.4	22.1
Provision (benefit) for income taxes	9.7	11.6	(0.1)	(1.8)	(6.6)
Depreciation and amortization	48.1	44.2	48.7	53.9	31.2

EBITDA	$137.1	$137.8	$100.9	$103.6	$26.2

  We believe that EBITDA is a relevant measurement for assessing performance since it attempts to eliminate variances caused by the effects of differences in taxation, the amount and types of capital employed and depreciation and amortization policies. EBITDA is not a measure determined in accordance with generally accepted accounting principles and should not be considered by investors as an alternative to income from operations or net income as an indicator of our performance. The EBITDA disclosed here is not necessarily comparable to EBITDA disclosed by other companies because EBITDA is not uniformly defined.

  For the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense and $3.5 million of non-cash equity-based compensation expense. See Note (5) above.

(14)
Includes depreciation expense for property and equipment and amortization expense for intangible assets and deferred agent contract expenditures. Excludes amortization expense for deferred debt issuance costs, which are recorded as part of interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the United Kingdom, Maison Huet® in France, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. This unique combination is driving our growth by addressing our corporate and government customers' needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

Our Historical Development

        In 1998, Clayton, Dubilier & Rice Fund V Limited Partnership organized us to acquire North American Van Lines, Inc., one of the largest U.S. moving services companies by number of shipments and a significant provider of specialty transportation services, from Norfolk Southern Corporation. In 1999, we acquired the Allied and Pickfords businesses from NFC plc, now known as Exel plc. The integration of these two businesses drove substantial operating synergies as a result of back-office rationalization, significant scale economies and an expanded international service offering. The acquisitions of Allied and Pickfords also brought us additional specialty transportation businesses and Transguard, a leading provider of insurance services to moving agents, fleet owners and owner operator drivers. We have since completed a number of acquisitions to fill out our global moving footprint. In June 2002, we acquired Maison Huet, solidifying our market position in France. In June 2003, we acquired Scanvan, a leading moving services company in Scandinavia, operating with the brand names of Kungsholms in Sweden, ADAM in Denmark and Majortrans Flytteservice in Norway and employing an asset-light network-manager model very similar to our U.S. moving services business. The integration of these market-leading businesses into a single company has created a proprietary moving services fulfillment network with unmatched global reach and capabilities.

        In the late 1990s, we recognized an increasing trend for corporate customers to outsource all aspects of an employee relocation, including household goods relocation, to relocation service providers. We viewed this trend as an opportunity to offer our customers higher-value services, deepen our customer relationships and move into a complementary and growing market. Consequently, we began a thorough review of the industry for an acquisition candidate that would both meet our requirements for innovative, high-quality services and make us a leader in providing comprehensive relocation services to corporate customers.

        As a result of this effort, we acquired the relocation services business of Cooperative Resource Services, Ltd., or CRS, in May 2002. CRS was a leading independent provider of outsourced relocation services with an innovative and differentiated fixed-fee product offering. Later that year, we acquired Rowan Simmons, a leading independent provider of outsourced relocation services in the United Kingdom. With the 2003 opening of our office in Hong Kong and the December 2003 acquisition of PRS Europe, a Belgium-based relocation services provider, we now have a global relocation services capability that, when combined with our worldwide moving services network, is unique in the industry.

        In April 2002, we purchased NAIT, a leading provider of insurance services to independent contract truck drivers. In December 2003, we acquired Move-Pak, a major program administrator for moving and storage insurance. Through our Transguard insurance unit, we offer insurance products tailored to the needs of the transportation industry and that provide attractive financial returns. Historically, the primary market for these and other fleet services was our network affiliates. The acquisitions of NAIT and Move-Pak expanded the potential sales channel for pre-existing insurance and fleet services.

Operating Segments

        Our business operates in four segments: Relocation Solutions-North America, Relocation Solutions-Europe and Asia Pacific, Network Services and Transportation Solutions. We sometimes refer to our Relocation Solutions-North America and Relocation Solutions-Europe and Asia Pacific segments together as Global Relocation Solutions.

        Global Relocation Solutions:    We offer a comprehensive suite of relocation solutions to our more than 2,500 corporate and government customers around the world. We offer a wide variety of employee relocation services including the sale of employees' homes, movement of their household goods, purchase of their new homes and provision of destination services. In addition, we provide our corporate customers with moving services for products that require special handling and constant monitoring due to their high value. Our relocation solutions services are provided by a team of over 6,000 employees around the world and a network of agents and other service providers.

        Relocation Solutions-North America:    We provide our moving services through our proprietary branded network of 760 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. We act as a network manager for our agents, providing, among other things, brand management, load optimization, billing, collection and claims handling. Historically, our operating revenues for this segment have been derived predominantly from our moving services business.

        Relocation Solutions-Europe and Asia Pacific:    We provide moving services through a network of company-owned and agent-owned locations in the United Kingdom, Continental Europe and the Asia Pacific region. To date, our operating revenues for this segment have been derived predominantly from our moving services business.

        Network Services:    We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside our network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of our National Association of Independent Truckers, an association of independent contract truck drivers. As of December 31, 2003, the association had approximately 26,500 owner operator members.

        Transportation Solutions:    We provide inventory management solutions, using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project-specific delivery management and the tracing of products through a customer's supply chain.

Critical Accounting Policies

        Our accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this report. The preparation of financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        Revenue recognition:    For our moving services, we recognize estimated gross operating revenues to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. Calculations by shipment are based upon estimated weights resulting from a survey of the home and the known distance between origin and destination. The estimate of revenue remains in a receivable account called Delivered Not Processed, or DNP, until the customer is invoiced. Concurrent with the DNP estimate, we recognize an accrual for purchased transportation expenses, or PTE, to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not adjusted until we determine actual charges in accordance with agent compensation guidelines, or until we are invoiced for actual charges, which is typically within 30 days of the estimate. The increase is due to higher levels of insurance business volume.

        For our real-estate related relocation services, fees are paid to us by corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. In either case, revenue is recognized when a home sale contract with the ultimate buyer is signed. If we purchase a property from the transferee when no outside buyer has been located, revenue is not recognized on that property until the closing of a sale to an outside buyer. Additionally, fees are paid to us by company-qualified real estate agents for the home sale listing or home purchase referral of a transferred employee and are recognized as revenue when a home sale contract with the buyer is signed.

        In connection with the adoption of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), we performed an initial review of our different revenue streams to assess the appropriate presentation of each source of revenue. Since that time, and as the underlying business has developed, we review each new revenue stream and periodically reassess our analysis of existing revenue streams to determine the appropriate presentation. Based on these assessments and the guidance contained in EITF 99-19, we recognize the majority of our operating revenues on a gross basis.

        Insurance reserves:    We have first dollar insurance coverage, subject to specified deductibles, for principally all insurable business risks except cargo damage claims, delay claims and claims in our insurance business. Our multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods. At December 31, 2003 and 2002, our insurance reserves totaled $53.7 million and $48.7 million, respectively; however, actual results may be materially different from our current estimates. The increase is due to higher levels of insurance business volume.

        Claims reserves:    We estimate costs relating to cargo damage based principally on actuarial methods applied to historical trends. Both the frequency of claims and the severity of claims influence claim costs. Claim frequency, measured by the ratio of claims to shipments, generally falls within a relatively small range and is influenced by the volume of shipments and the type of product being transported. Claim severity, measured as the average cost per claim, is influenced by the type of product transported as well as by the coverage level chosen by the customer.

        These historical metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate. Cargo claims expense was $33.8 million, $26.1 million and $39.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Claim frequency and severity improved in 2001 and 2002 as compared to historical trends. The frequency improvement was due primarily to lower shipment volumes and quality-control initiatives. As the volume of shipments declined, the need to pack and load household goods shipments on one truck and then transfer the shipment to another truck for the movement and ultimate delivery to destination, a practice necessary in the peak summer season when hauling is near full capacity, also declined. In addition, lower specialized transportation volumes resulted in less congested warehouse facilities, a condition that can favorably affect product handling. With the freight being handled fewer times, the opportunity for damage is reduced and claim frequency generally declines. We also implemented quality-control initiatives including driver training and modified packing procedures that contributed to the lower level of claims. The shipment volume declines and quality-control initiatives were considered as part of the cargo claims estimates; however, our actual experience was better than management's original estimates. At December 31, 2003 and 2002, our claims reserves totaled $22.4 million and $27.2 million, respectively; however, actual results may be materially different from our current estimates.

        Allowance for doubtful accounts:    An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers or agents to make required payments. If the financial condition of our customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable as of December 31, 2003 and 2002 amounted to $21.1 million and $25.1 million, and represented 5.4% and 7.5% of our accounts receivable balances, respectively. Actual results may be materially different from our current estimates.

        Goodwill and intangible assets:    We amortized goodwill and other intangible assets over their useful lives prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Useful lives were based on management's estimates of the periods that the assets will generate operating revenues. Following our adoption of SFAS 142, we no longer amortize goodwill and intangible assets having indefinite useful lives; however, we were required to perform an initial impairment review in 2002, which did not result in an impairment charge. This standard also requires that an annual impairment review be performed, which requires us to place a fair value on the individual reporting units of our business. This required us to select an appropriate method of valuation for our business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets might not be recoverable, we will perform an impairment review.

        The judgments we make in determining whether our goodwill and other intangible assets are impaired will directly affect our reported operating income, since any time we determine that any of these assets are impaired, we will be required to recognize a charge in our statement of operations for the relevant period equal to the decline in value of such assets. Our goodwill and other intangible assets totaled $583.5 million at December 31, 2003 and $559.3 million at December 31, 2002, which in each case included $408.7 million related to the original purchase of North American Van Lines, Inc. and the Allied and Pickfords businesses.

        Intangible assets with finite lives are amortized over their useful lives using a straight-line amortization method for all time periods presented. For customer and member relationships, those lives range from 7 to 18 years and for covenants not to compete, lives range from 2 to 5 years. Commencing October 1, 2003, we amortized customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 50% of the intangible asset will be amortized over the first 5 years of their respective useful lives, which average 14.5 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible's useful life.

        Pensions and other postretirement benefits:    We provide a range of benefits to our current and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles (GAAP), which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries.

        Impairment of long-lived assets:    We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

        As discussed in our consolidated financial statements, certain software modules were reviewed for impairment in connection with a change in business strategy at the end of 2002. As a result of this exercise, we recorded asset impairment charges of $7.1 million for the year ended December 31, 2002.

        Commitments and contingencies:    We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside counsel.

        Income taxes:    We follow SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. At December 31, 2003 and 2002, our gross deferred tax assets totaled $93.3 million and $94.6 million, respectively, with corresponding valuation allowances of $0.7 million and $0.6 million at December 31, 2003 and 2002, respectively.

        Allowance for relocation properties held for resale:    An allowance is maintained for the amount by which the estimated price of our homes in inventory is less than the purchase price. If we experience a reduction in the market value of the homes in inventory, additional allowances may be required. Our allowances for loss on the disposition of homes in inventory as of December 31, 2003 and 2002 amounted to $2.2 million and $1.8 million, respectively. As of December 31, 2003, we had reduced our allowance for relocation properties held for resale to 4.3% of our at-risk home inventory from 7.0% at December 31, 2002, which resulted in an increase in income of approximately $1.4 million. The reserve had been increased in 2002 and early 2003 due to concerns about a housing bubble and a product mix change to shorter marketing periods prior to our acquiring the home into inventory; however, neither of these two concerns have materialized, and the allowance was adjusted accordingly.

Seasonality

        Our operations are subject to seasonal trends. Operating revenues and income from operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher shipment count associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months.

        The seasonal impact on our quarterly operating revenues and income from operations is illustrated by the following table showing quarterly operating revenues and income from operations as a percent of the total for the indicated full fiscal year:

	2003				2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating revenues	20%	25%	31%	24%	20%	24%	31%	25%
Income from operations	10%	20%	44%	26%	6%	25%	49%	20%

Foreign Currency Translation

        The vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Income from operations for 2003 from non-U.S. operations amounted to $32.6 million, or 36.8% of our consolidated income from operations. Additionally, a total of 40.7% of our long-lived assets at December 31, 2003 were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

        The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the Euro zone, Australia and other countries in which we operate produced net currency translation adjustment gains of $10.3 million and $6.7 million, net of tax, respectively, which were recorded as an adjustment to stockholders' equity as an element of other comprehensive income, for the years ended December 31, 2003 and 2002.

Taxation

        For the years ended December 31, 2003 and 2002, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference is due primarily to (1) differences in the mix of the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs that we have qualified for under the laws of certain jurisdictions. For the year ended December 31, 2001, our estimated provision for income taxes was in excess of the amount computed by applying the U.S. federal and state statutory rates. This unfavorable difference was primarily due to (1) the non-deductibility of amortization expense associated with certain intangible assets and (2) limitations that existed in the availability of certain foreign income tax credits.

Results of Operations

        The following table sets forth information concerning our results of operations for the years ended December 31, 2003, 2002 and 2001, also expressed as a percentage of our operating revenues for the respective periods.

	Years Ended December 31,
	2003	2002	2001	2003	2002	2001
	(Dollars in millions)			(Percentage of operating revenues)
Operating revenues	$2,349.9	$2,185.6	$2,249.3	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation expense	1,299.9	1,303.2	1,438.8	55.3%	59.6%	64.0%
Other direct expenses	576.1	463.9	426.4	24.5%	21.2%	19.0%

Gross margin	473.9	418.5	384.1	20.2%	19.1%	17.1%
General and administrative expense	338.1	319.9	315.8	14.4%	14.6%	14.0%
Goodwill and intangibles amortization	6.1	3.9	10.9	0.3%	0.2%	0.5%
Restructuring and other unusual items	3.5	0.4	4.9	0.1%	0.0%	0.2%

Income from operations(1)	126.2	94.3	52.5	5.4%	4.3%	2.3%
Other income (expense) and minority interest	0.4	(0.6)	(0.0)	0.0%	(0.0)%	(0.0)%
Debt extinguishment expense(2)	37.6	—	—	1.6%	—	—
Interest expense	60.3	61.2	69.2	2.6%	2.8%	3.1%
Provision (benefit) for income taxes	9.7	11.7	(0.1)	0.4%	0.5%	(0.0)%
Cumulative effect of accounting change, net of tax	—	—	(0.3)	—	—	(0.0)%

Net income (loss)	$19.0	$20.8	$(16.9)	0.8%	1.0%	(0.8)%

(1)
For the year ended December 31, 2003, we recognized $3.5 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.8 million. We expect to recognize $1.5 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

(2)
For the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on the 13 3/8% senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

        Operating Revenues:    Our operating revenues are derived from our Global Relocation Solutions, Network Services and Transportation Solutions operations.

        Operating revenues from our Global Relocation Solutions operations are composed of amounts billed to each of our corporate, government and military, and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In addition, we bill our corporate customers for providing specialized transportation services for high-value products that require specialized handling capabilities. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated is for services provided under exclusive contracts with our affiliated agents and owner operators, the costs of which are included in purchased transportation expenses.

        Operating revenues from our Network Services segment include premiums billed for the provision of insurance coverage such as auto liability, occupational accident, physical damage and inland marine insurance coverage. Our operating revenues also include certain earned commissions for referring our clients to other insurance providers. Additionally, our operating revenues also include fees charged to the independent drivers in our association for access to a suite of services to independent truck drivers that includes fuel, cell phone, tire services, legal assistance and retirement programs, and the provision of maintenance and repair services.

        Operating revenues from our Transportation Solutions segment represent charges billed for our inventory management expertise, which coordinates a variety of services such as purchased transportation, order fulfillment, project-specific delivery management and the tracing of products through the customer's supply chains.

        Purchased transportation expense:    Purchased transportation expense, or PTE, represents amounts paid by us to independent third parties, such as agents, owner operators and third-party carriers, for providing capabilities for the fulfillment of our customer moving and transportation needs.

  •
  In our Relocation Solutions—North America segment, PTE consists of amounts paid to owner operators for transportation services; packing and loading service fees, as well as associated assessorial services; agent commissions; and other third-party transportation services.

  •
  In our Relocation Solutions—Europe and Asia Pacific segment, where we own most of our fulfillment network, our PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services provided during peak periods, and costs associated with other modes of transportation, such as ocean freight.

  •
  In our Transportation Solutions segment, PTE consists of amounts paid for owner operator transportation and fees associated with providing specialized handling and delivery services, as well as third-party carrier costs of various modes, such as air freight costs.

        Given the structure of our overall business model, which uses independent agents, owner operators and third-party carriers of various modes to provide transportation, including trucks and trailers, as well as warehouse facilities for storage and delivery programs, a high proportion of overall operating expenses are represented by PTE. The level of PTE generally increases or decreases in proportion to the operating revenues generated from moving and transportation services provided by our independent agent network, as PTE compensation rates are typically determined based on a percentage of revenue that is set by contracts between us and our agents and owner operators.

        Other direct expenses:    Other direct expenses include our own facility and equipment costs, employee labor costs, commissions paid to realtors, home closing costs and other relocation service fees, in addition to transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings. Relocation Solutions—Europe and Asia Pacific and Transportation Solutions have more significant levels of direct expenses than our moving services operations in North America.

        Gross margin:    Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our four operating segments. As discussed above, our Relocation Solutions—North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms than our Relocation Solutions—Europe and Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Relocation Solutions—North America as compared to Relocation Solutions—Europe and Asia Pacific. Recently, the increase in non-moving relocation services in the United States also has a margin mix impact as compared to our moving operations, as such relocation services have proportionally lower PTE and other direct expenses, a higher gross margin and higher general and administrative ("G&A") costs associated with coordinating and administering services.

        Gross margin as a percentage of operating revenues in our Network Services and Transportation Solutions businesses also differs from that experienced in our Global Relocation Solutions operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses), and in our Transportation Solutions segment (operating revenues less direct expenses) have been higher, with a proportionally higher G&A expense as compared to our moving services and specialized transportation operations in North America.

        General and administrative expense:    General and administrative expense, or G&A expense, includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Relocation Solutions—Europe and Asia Pacific, Transportation Solutions and our relocation services operations in North America have a more significant level of G&A expenses than do our moving services and specialized transportation operations in North America.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Operating revenues:    Our operating revenues were $2,349.9 million for the year ended December 31, 2003, which represents a $164.3 million, or 7.5%, increase compared to $2,185.6 million for the year ended December 31, 2002.

        The increase in operating revenues was primarily a result of growth in our Relocation Solutions—Europe and Asia Pacific, Relocation Solutions—North America and Network Services segments, which reported increases in operating revenues of $70.2 million, $58.5 million and $38.2 million, respectively, year-over-year. These increases are a result of the significant growth of Relocation Services and NAIT since their acquisitions by us and the acquisition of Scanvan in June 2003. From April 2002 through December 31, 2003, we have grown the number of members of NAIT by nearly 100%. The number of corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 22% during the year ended December 31, 2003 compared to the year ended December 31, 2002. For comparative purposes, the number of initiations includes four months of operating data for CRS in 2002 prior to the acquisition. Operating revenues in Relocation Solutions—Europe and Asia Pacific increased year-over-year, largely as a result of $50.1 million of favorable currency impact and the June 2003 acquisition of Scanvan. These gains were offset in part by a $2.6 million decrease in operating revenues from Transportation Solutions due primarily to lower program volumes.

        Gross margin:    Gross margin was $473.9 million for the year ended December 31, 2003, which represents a $55.4 million, or 13.2%, increase compared to $418.5 million for the year ended December 31, 2002. The growth in gross margin dollars was due to an overall increase in operating revenues driven by the growth in NAIT and SIRVA Relocation, an overall improvement in gross margin rate and a $15.2 million favorable currency impact.

        Our gross margin as a percentage of operating revenues for the year ended December 31, 2003 was 20.2%, which represents a 1.1 percentage point increase compared to 19.1% for the year ended December 31, 2002. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

        General and administrative expenses:    G&A expenses for the year ended December 31, 2003 were $338.1 million, which represents a $18.2 million, or 5.7%, increase compared to $319.9 million for the year ended December 31, 2002. The dollar increase in G&A expense is primarily due to additional costs from the inclusions of SIRVA Relocation and Scanvan in 2003, as well as $13.9 million of unfavorable currency impact.

        Our G&A expenses as a percentage of operating revenues were 14.4% and 14.6% for the years ended December 31, 2003 and 2002, respectively. G&A costs were unfavorably impacted by the negative mix effect of growth in businesses with a higher proportion of G&A as a percentage of operating revenues, the impact of $1.7 million of severance costs and $2.6 million of outside legal expense associated with the DOJ and European antitrust matters. These items were offset by continued improvements in productivity and favorable impacts of $1.8 million from the reduction in accruals for unclaimed property, $2.6 million of gains on the sale of an investment in a joint venture and a building, $2.8 million from the reversal to income of unclaimed accounts receivable credits and $2.7 million associated with standardizing employee benefit programs. Our consolidated headcount was 7,772 as of December 31, 2003, which represents a 272-person, or 3.6%, increase from 7,500 as of December 31, 2002. Operating revenues per employee at December 31, 2003 were $307,600, which represents a $23,800, or 8.4%, increase compared to $283,800 at December 31, 2002.

        We have both streamlined our organization and initiated business process improvement projects that allowed us to hold the headcount increase below the operating revenues increase. We define operating revenues per employee as operating revenues for the year ending on the date indicated, divided by the corresponding yearly average of company-wide end-of-month employee headcount.

        Intangibles amortization:    Amortization for the year ended December 31, 2003 was $6.1 million, which represents a $2.2 million increase compared to $3.9 million for the year ended December 31, 2002. This increase is directly related to the acquisitions made in 2002 and 2003.

        Equity-based compensation expense:    For the year ended December 31, 2003, we recognized $3.5 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. There was no equity-based compensation expense in 2002.

        Asset impairment charge:    There were no asset impairment charges in 2003. For the year ended December 31, 2002, we incurred $7.1 million of software impairment charges. In the fourth quarter of 2002, it became clear that the forecasted growth in our specialized transportation business unit that had been central to our previous i2 investment decision was not expected to be as significant as originally anticipated. As a consequence, we made a decision to change our IT implementation strategy and scale back future IT investment in these operations. Accordingly, in December 2002, we wrote off costs capitalized in relation to those modules that had been purchased but would no longer be implemented.

        Curtailment and other gains:    There were no curtailment and other gains in 2003. For the year ended December 31, 2002, we incurred $10.4 million of curtailment and other gains consisting of a $7.4 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits and a $3.0 million gain from the sale of our U.K. industrial moving business.

        Restructuring and headquarters move:    There were no restructuring or headquarters move charges in 2003. For the year ended December 31, 2002, we incurred $3.7 million of restructuring and headquarters move expense consisting of $4.6 million of expenses related to the December 2002 SIRVA headquarters move, partially offset by $0.9 million of restructuring credit pertaining to the parts centers restructuring that we started in 2001, principally as a result of our entering into subleases of certain parts centers facilities earlier than originally estimated.

        Income from operations:    Income from operations was $126.2 million for the year ended December 31, 2003, which represents a $31.9 million, or 33.8%, increase compared to $94.3 million for the year ended December 31, 2002. The increase is due to the improved operating results in most of our businesses, caused by the year-over-year operating revenue growth following our acquisitions, a 1.1 percentage point increase in gross margin as a percent of operating revenues and a reduction in G&A expenses as a percentage of operating revenues.

        Debt extinguishment expense:    In connection with the Offering, for the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on our senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

        Interest expense:    Interest expense was $60.3 million for the year ended December 31, 2003, which represents a $0.9 million, or 1.5%, decrease compared to $61.2 million for the year ended December 31, 2002. The decrease is due primarily to lower interest rates. For the year ended December 31, 2003, we recorded $1.8 million of interest expense that had been previously treated as accretion of junior preferred stock dividends as a result of our adoption of SFAS 150. For the year ended December 31, 2003, we wrote off $1.3 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

        Income tax:    For the year ended December 31, 2003, our estimated provision for income taxes was $9.7 million based on pre-tax income of $28.7 million, an effective tax rate of 33.9%. For the year ended December 31, 2002, our estimated provision for income taxes was $11.6 million based on pre-tax income of $32.5 million, an effective tax rate of 35.8%. The reduction in our tax rate is primarily due to (1) differences in the statutory rates between the United States and countries where we have reinvested earnings and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

        Net income:    Net income was $19.0 million, or $0.27 per share, for the year ended December 31, 2003, which represents a $1.8 million, or $0.06 per share, decrease compared to a $20.8 million, or $0.33 per share, net income for the year ended December 31, 2002. This decrease was due to debt extinguishment and equity-based compensation expense, partially offset by the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering. The expenses related to our November 2003 initial public offering and recapitalization were $28.0 million after tax, or $0.46 per share.

Segment Analysis

        The following table sets forth information with respect to our segments:

	Year Ended December 31, 2003
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,602.9	$478.2	$163.2	$105.6	$—	$2,349.9
Operating expenses:
Purchased transportation expense	1,144.9	127.2	—	27.8	—	1,299.9
Other direct expenses	240.4	182.4	110.7	42.2	0.4	576.1

Gross margin	$217.6	$168.6	$52.5	$35.6	$(0.4)	$473.9

Gross margin as a percentage of operating revenues	13.6%	35.3%	32.2%	33.7%	—	20.2%
Income (loss) from operations(1)	$59.8	$30.2	$36.7	$4.1	$(4.6)	$126.2

	Year Ended December 31, 2002
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,544.4	$408.0	$125.0	$108.2	$—	$2,185.6
Operating expenses:
Purchased transportation expense	1,164.8	110.5	—	27.9	—	1,303.2
Other direct expenses	182.8	153.2	83.6	44.1	0.2	463.9

Gross margin	$196.8	$144.3	$41.4	$36.2	$(0.2)	$418.5

Gross margin as a percentage of operating revenues	12.7%	35.4%	33.1%	33.5%	—	19.1%
Income (loss) from operations	$41.0	$24.8	$26.5	$3.3	$(1.3)	$94.3
Key Performance Indicators, 2003 vs. 2002:
Percent change in operating revenues	3.8%	17.2%	30.6%	(2.4)%	—	7.5%
Percentage point change in gross margin as a percentage of operating revenues	0.9	(0.1)	(0.9)	0.2	—	1.1

(1)
For the year ended December 31, 2003, we recognized $3.5 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.8 million. We expect to recognize $1.5 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

Relocation Solutions—North America

        Operating revenues were $1,602.9 million for the year ended December 31, 2003, which represents a $58.5 million, or 3.8%, increase compared to $1,544.4 million for the year ended December 31, 2002.

        Operating revenues from our relocation services offering increased $81.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This is due to the significant growth of SIRVA Relocation since the acquisition of CRS by SIRVA. Reflecting the successful integration of CRS into SIRVA Relocation, the number of corporate relocation initiations involving more than simple household goods movement increased by 22% during the year ended December 31, 2003 compared to the year ended December 31, 2002. For comparative purposes, the number of initiations includes four months of operating data for CRS in 2002 prior to the acquisition. Additionally, operating revenues from our household goods moving services offerings increased by $12.6 million in the year ended December 31, 2003 compared to the year ended December 31, 2002. Household goods shipments decreased 1.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002; however, the volume decrease was more than offset by an increase in revenue per shipment during the same period. These increases were partially offset by a decline in our specialized transportation service offering of $35.2 million, reflecting 1.7% fewer shipments in 2003 when compared to 2002.

        Gross margin was $217.6 million for the year ended December 31, 2003, representing a $20.8 million, or 10.6%, increase compared to $196.8 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year effect of the CRS acquisition, which occurred in May 2002, and the margin associated with the growth that has been achieved since the acquisition. Gross margin as a percentage of operating revenues was 13.6% for the year ended December 31, 2003, which represents a 0.9 percentage point increase compared to 12.7% for the year ended December 31, 2002. This reflects a shift in product mix to relocation services, which has a higher gross margin rate than our traditional moving services operations.

        Income from operations was $59.8 million for the year ended December 31, 2003, which represents an $18.8 million, or 45.9%, increase compared to $41.0 million for the year ended December 31, 2002, reflecting the increased gross margin rate associated with the CRS acquisition and the subsequent growth of SIRVA Relocation offset in part by the G&A costs associated with the acquired business.

        In addition, G&A costs were lower for the year ended December 31, 2003 due to the favorable impacts of $1.8 million from the reduction in accruals for unclaimed property, $2.8 million from the reversal to income of unclaimed accounts receivable credits and $2.7 million associated with standardizing employee benefit programs. G&A costs were negatively impacted by $1.6 million of outside legal expenses associated with the DOJ investigation and severance costs of $1.4 million.

Relocation Solutions—Europe and Asia Pacific

        Operating revenues were $478.2 million for the year ended December 31, 2003, which represents a $70.2 million, or 17.2%, increase compared to $408.0 million for the nine months ended December 31, 2002.

        The increase in operating revenues is primarily a result of $50.1 million of favorable currency impact as, during the year ended December 31, 2003, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the year ended December 31, 2002 by approximately 8%, 16% and 17%, respectively. The remainder of the increase was the result of the continued expansion of our records management business and strategic acquisitions completed to enhance our European growth platform offset by the divestiture of a non-core industrial moving business in the United Kingdom.

        Gross margin was $168.6 million for the year ended December 31, 2003, which represents a $24.3 million, or 16.8%, increase compared to $144.3 million for the year ended December 31, 2002. The dollar increase is primarily due to $15.2 million of favorable currency impact and the Scanvan acquisition. The gross margin as a percentage of operating revenues was 35.3% for the year ended December 31, 2003, which represents a 0.1 percentage point decrease compared to 35.4% for the year ended December 31, 2002, reflecting U.K. domestic business price pressures partially offset by growth in records management and the 2002 divestiture of a low-margin industrial moving business in the United Kingdom.

        Income from operations was $30.2 million for the year ended December 31, 2003, which represents a $5.4 million, or 21.8%, increase compared to $24.8 million for the year ended December 31, 2002. This increase was primarily driven by higher gross margins and lower G&A costs as a percentage of operating revenues, reflecting the results of a strict cost-control program imposed as a result of the sluggish economy. During the year ended December 31, 2003, we sold our Sydney, Australia, facility for a gain of $1.8 million and our investment in a joint venture for a gain of $0.8 million. In addition, we incurred $1.0 million of outside legal expenses in relation to the European antitrust investigation.

Network Services

        Operating revenues were $163.2 million for the year ended December 31, 2003, which represents a $38.2 million, or 30.6%, increase compared to $125.0 million for the year ended December 31, 2002. This growth is primarily attributable to the inclusion of NAIT for a full twelve months in the 2003 period compared to only nine months in 2002, and the integration of NAIT into SIRVA, which has enabled us to offer our pre-existing range of fleet and insurance services to the NAIT membership base. In addition to the growth in our client base, operating revenues have increased due to the insurance environment since September 11, 2001, which has generally resulted in certain premiums increasing in the year ended December 31, 2003 compared to the year ended December 31, 2002.

        Gross margin was $52.5 million for the year ended December 31, 2003, which represents an $11.1 million, or 26.8%, increase compared to $41.4 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the significant growth of NAIT since its acquisition by us, which occurred at the beginning of April 2002. Gross margin as a percentage of operating revenues was 32.2% for the year ended December 31, 2003, which represents a 0.9 percentage point decrease compared to 33.1% for the year ended December 31, 2002. The decrease was primarily driven by a $1.7 million return of premium from one of our reinsurance providers in the year ended December 31, 2002, which increased gross margin in that period. This impact was partially offset by the substantial increase in our independent contractor insurance portfolio, which has higher gross margin rate characteristics than our agent and small fleet insurance packages as well as our fleet maintenance operations.

        Income from operations was $36.7 million for the year ended December 31, 2003, representing a $10.2 million, or 38.5%, increase compared to $26.5 million for the year ended December 31, 2002. This increase reflects the gross margin gains associated with the acquisition and subsequent growth of NAIT, growth in our existing business, higher overall premium rates due to market conditions and G&A expense efficiencies driven by our progressive integration of our network services operations and increased investment income.

Transportation Solutions

        Operating revenues were $105.6 million for the year ended December 31, 2003, which represents a $2.6 million, or 2.4%, decrease compared to $108.2 million for the year ended December 31, 2002. This reduction was primarily due to a continued decrease in program activity for the technology sector customers we serve.

        Gross margin was $35.6 million for the year ended December 31, 2003, representing a $0.6 million, or 1.7%, decrease compared to $36.2 million for the year ended December 31, 2002. The decrease in gross margin dollars is primarily a result of the aforementioned decline in operating revenues. The gross margin as a percentage of operating revenues was 33.7% for the year ended December 31, 2003, which represents a 0.2 percentage point increase compared to 33.5% for the year ended December 31,

2002. This increase is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

        Income from operations was $4.1 million for the year ended December 31, 2003, which represents a $0.8 million, or 24.2%, increase compared to $3.3 million for the year ended December 31, 2002. The increase in operating income is primarily due to $2.5 million of reduced general and administrative expenses. In addition, the year ended December 31, 2002 included a $0.9 million restructuring credit pertaining to the parts centers previously operated through June 2001.

Corporate

        For the year ended December 31, 2003, we incurred $4.6 million of corporate expense composed of $3.5 million of non-cash equity-based compensation expense and $1.1 million of general corporate expenses. The non-cash equity-based compensation expense is related to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. For the year ended December 31, 2002, we incurred $1.3 million of general corporate expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Operating revenues:    Our operating revenues were $2,185.6 million for the year ended December 31, 2002, which represents a $63.7 million, or 2.8%, decrease compared to $2,249.3 million for the year ended December 31, 2001.

        The change in operating revenues was most significant in Relocation Solutions—North America, where the decrease of 6.5% was largely driven by reduced demand for our household goods moving and specialized transportation services. Household goods shipments decreased by 9.5% for the year ended December 31, 2002 compared to the year ended December 31, 2001, and were significantly influenced by fewer transferees in the corporate sector due to a sharp falloff in relocations in the months following the events of September 11, 2001 and, we believe, to the sluggish economy. Specialized transportation shipments for the year ended December 31, 2002 were down approximately 3.5% compared to 2001, and revenue per shipment decreased approximately 12.3% year-over-year. We believe these are both a direct result of the substantial falloff in activities in the telecommunications and technology sectors as the economy slowed. This slowdown in the telecommunications and technology sectors also affected our Transportation Solutions segment, which, although smaller, was down 14.1%.

        Partly offsetting the operating revenues decline in our moving and specialized transportation service offerings was the impact of our acquisitions during the year ended December 31, 2002, including $73.4 million of operating revenues in relocation services following the CRS acquisition. The year-over-year revenue effect above includes the growth achieved as these two businesses were integrated into the larger SIRVA organization. By facilitating access to our corporate customer base and offering them a new suite of relocation services, we were able to increase the number of corporate relocation initiations in the relocation services business involving more than simple household goods movement by 17.1% during the year ended December 31, 2002. For comparative purposes, the number of initiations includes operating data for CRS for all of 2001 and four months of 2002 prior to the acquisition.

        Also offsetting the aforementioned revenue decline, operating revenues in Relocation Solutions—Europe and Asia Pacific were up 5.4%, primarily as a result of $22.3 million of favorable currency impact.

        Gross margin:    Our gross margin was $418.5 million for the year ended December 31, 2002, which represents a $34.4 million, or 9.0%, increase compared to $384.1 million for the year ended December 31, 2001, despite the 2.8% decrease in our operating revenues. The gains were most significant in Relocation Solutions—North America and Network Services. Contributing to the improved gross margin in 2002 versus 2001 was a reduction in cargo claims expense. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate. We recognized favorable accrual adjustments related to prior year estimates of $5.4 million for the year ended December 31, 2002. These favorable adjustments were a result of improved experience, when compared to historical trends and estimates, for claims made in policy years 2001 and prior that were finalized in 2002. This improved claims experience was attributable to a combination of reduced shipment volumes and new quality-control initiatives implemented by us during 2001 that reduced the frequency of claims.

        Our gross margin as a percentage of operating revenues was 19.1% for the year ended December 31, 2002, which represents a 2.0 percentage point increase, compared to 17.1% for the year ended December 31, 2001. The change in gross margin as a percentage of operating revenues is explained in our segment analysis below.

        General and administrative expenses:    G&A expenses were $319.9 million for the year end December 31, 2002, which represents a $4.1 million, or 1.3%, increase compared to $315.8 million for the year ended December 31, 2001. The dollar increase in G&A expense is a result of an increase associated with our acquisitions of CRS and NAIT, along with unfavorable currency impact of $5.4 million. These increases were offset by reductions in headcount and other G&A costs in our moving services, specialized transportation and transportation solutions businesses in order to align expenses with lower operating revenues. Our G&A expenses as a percent of operating revenues for the year ended December 31, 2002 was 14.7%, which represents an increase of 0.7 percentage points compared to 14.0% for the year ended December 31, 2001. The percentage change is largely due to the increased proportion of our Relocation Services and Network Services businesses within our overall business mix and currency-related increases to our foreign G&A costs, partially offset by productivity improvements throughout our transportation and solutions businesses.

        Reflecting this improved efficiency, our consolidated headcount decreased to 7,500 as of December 31, 2002, a decrease of 295, or 3.4%, from 7,795 as of December 31, 2001. Operating revenues per employee were $283,800 as of December 31, 2002, which represents a $2,900, or 1.0%, increase compared to $280,900 as of December 31, 2001. We both streamlined our organization and reduced headcount in order to align expenses with lower operating revenues.

        Goodwill and intangibles amortization:    Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. As a result, amortization expense was $3.9 million for the year ended December 31, 2002, which represents a $7.0 million, or 64.2%, decrease compared to $10.9 million for the year ended December 31, 2001 related to SFAS 142, offset by additional intangible amortization of $3.9 million from our acquisitions in the year ended December 31, 2002.

        Asset impairment charge:    For the year ended December 31, 2002, we incurred $7.1 million of software impairment charges. In the fourth quarter of 2002, it became clear that the forecasted growth in our specialized transportation business unit that had been central to our previous i2 investment decision was not expected to be as significant as originally anticipated. As a consequence, we made a decision to change our IT implementation strategy and scale back future IT investment in these operations. Accordingly, in December 2002 we wrote off costs capitalized in relation to those modules that had been purchased but would no longer be implemented.

        Curtailment and other gains:    For the year ended December 31, 2002, we incurred $10.4 million of curtailment and other gains consisting of a $7.4 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits and a $3.0 million gain from the sale of our U.K. industrial moving business.

        Restructuring and headquarters move:    For the year ended December 31, 2002, we incurred $3.7 million of restructuring and headquarters move expense consisting of $4.6 million of expenses related to the December 2002 SIRVA headquarters move, partially offset by $0.9 million of restructuring credit pertaining to the parts centers restructuring that we started in 2001, principally as a result of our entering into subleases of certain parts centers facilities earlier than originally estimated. Restructuring expense for the year ended December 31, 2001 was due primarily to the parts center restructuring.

        Income from operations:    Income from operations was $94.3 million for the year ended December 31, 2002, which represents a $41.8 million, or 79.6%, increase compared to $52.5 million for the year ended December 31, 2001. The substantial gain principally reflects the impact of our acquisitions and an increase in gross margin as a percent of operating revenues. Additionally, we ceased amortization of goodwill, which reduced our amortization expense by $10.9 million compared to the year ended December 31, 2001.

        Interest expense:    Interest expense was $61.2 million for the year ended December 31, 2002, which represents an $8.0 million, or 11.6%, decrease compared to $69.2 million for the year ended December 31, 2001, due primarily to lower interest rates and lower average borrowings.

        Income tax:    Income tax expense was $11.7 million for the year ended December 31, 2002, based on pre-tax income of $32.5 million, given an effective rate of 36.0%. For the year ended December 31, 2001, the income tax benefit was $0.1 million based on a pre-tax loss of $16.7 million.

        Net income (loss):    Net income was $20.8 million, or $0.33 per share, for the year ended December 31, 2002, which represents a $37.7 million, or $0.81 per share, increase compared to a loss of $16.9 million, or $0.48 per share, for the year ended December 31, 2001. This improvement reflects the substantial gains in operating income combined with the reduction in our interest expense over the year ended December 31, 2001. The impact of the favorable accrual adjustments to our cargo claims reserves in the year ended December 31, 2002 was $3.4 million after tax, or $0.07 per share.

Segment Analysis

        The following table sets forth information with respect to our segments, which provides a more complete understanding of the key drivers of our operating performance:

	Year Ended December 31, 2002
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,544.4	$408.0	$125.0	$108.2	$—	$2,185.6
Operating expenses:
Purchased transportation expense	1,164.8	110.5	—	27.9	—	1,303.2
Other direct expenses	182.8	153.2	83.6	44.1	0.2	463.9

Gross margin	$196.8	$144.3	$41.4	$36.2	$(0.2)	$418.5

Gross margin as a percentage of operating revenues	12.7%	35.4%	33.1%	33.5%	—	19.1%
Income (loss) from operations	$41.0	$24.8	$26.5	$3.3	$(1.3)	$94.3

	Year Ended December 31, 2001
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,652.1	$387.1	$84.2	$125.9	$—	$2,249.3
Operating expenses:
Purchased transportation expense	1,309.0	105.6	—	24.2	—	1,438.8
Other direct expenses	161.6	140.7	61.5	62.6	—	426.4

Gross margin	$181.5	$140.8	$22.7	$39.1	$—	$384.1

Gross margin as a percentage of operating revenues	11.0%	36.4%	27.0%	31.1%	—	17.1%
Income (loss) from operations	$15.1	$26.0	$18.5	$(6.3)	$(0.8)	$52.5

Key Performance Indicators, 2002 vs. 2001:
Percent change in operating revenues	(6.5)%	5.4%	48.5%	(14.1)%	—	(2.8)%
Percentage point change in gross margin as a percentage of operating revenues	1.7	(1.0)	6.1	2.4	—	2.0

Relocation Solutions—North America

        Operating revenues were $1,544.4 million for the year ended December 31, 2002, representing a $107.7 million, or 6.5%, decrease compared to $1,652.1 million for the year ended December 31, 2001.

        Operating revenues for our household goods moving and specialized transportation service offerings decreased by approximately 10.4% and 12.9%, respectively, driven principally by reduced demand. Household goods shipments for the year ended December 31, 2002 decreased 9.5% from the year ended December 31, 2001, and were significantly influenced by fewer transferees in the corporate sector due to a sharp fall off in relocations following the events of September 11, 2001 and, we believe, to the sluggish economy. Specialized transportation shipments for the year ended December 31, 2002 were also down approximately 3.5% compared to 2001, and revenue per shipment decreased approximately 12.3% year-over-year. We believe these are both a direct result of the substantial decline in activities in the telecommunications and technology sectors as the economy slowed.

        Partly offsetting the decline in moving and specialized transportation service offerings was an increase in operating revenues of $73.4 million from our relocation services operations following the CRS acquisition in May 2002. With the benefit of joining the much larger SIRVA organization and gaining access to its expansive list of corporate moving customers, our relocation services offering has also experienced an accelerated growth rate. Specifically, the number of CRS corporate relocation initiations in the relocation services business involving more than simple household goods movement increased by 17.1% during the year ended December 31, 2002 compared to the year ended December 31, 2001. For comparative purposes, the number of initiations includes operating data for CRS for all of 2001 and four months of 2002 prior to the acquisition.

        Gross margin was $196.8 million for the year ended December 31, 2002, representing a $15.3 million, or 8.4%, increase compared to $181.5 million for the year ended December 31, 2001, despite the 6.5% decrease in our operating revenues. Within this segment, gross margin dollars in our moving services and specialized transportation business decreased by $13.9 million for the year ended December 31, 2002 as compared to 2001. The decrease was due to lower shipment volumes in both units and reduced gross margin as a percentage of operating revenues in specialized transportation, due to lower revenue per shipment and a higher proportion of fixed costs, partially offset by lower cargo loss and damage and other direct expenses in our moving services operations.

        This decline in gross margin dollars, however, was more than offset by the acquisition of CRS and the inclusion of its results from May 2002 forward.

        Gross margin as a percentage of operating revenues was 12.7% for the year ended December 31, 2002, which represents an increase of 1.7 percentage points compared to 11.0% for the year ended December 31, 2001. The improved gross margin rate is due in large measure to the enhanced mix resulting from acquiring and selling more high-margin, value-added relocation services. Due to the significance of PTE expenses paid to owner operators and agents who provide equipment and labor, there is a lower gross margin percentage associated with moving and specialized transportation operating revenues than with relocation services. Our mix was enhanced by the faster growth in relocation services.

        Income from operations was $41.0 million for the year ended December 31, 2002, which represents a $25.9 million, or 171.5%, increase compared to $15.1 million for the year ended December 31, 2001.

        The most significant factor leading to the increase in income from operations during 2002 was the acquisition in May 2002 of CRS, which added $10.6 million of operating profit for the eight months following acquisition. The impact of the CRS acquisition on our results for 2002 can be summarized as follows:

$ in millions
Revenue	71.2
Gross margin	26.9
G&A	16.3
Income from operations	10.6

        Income from operations in our moving services business also increased $15.3 million due to lower general and administrative expenses, goodwill amortization and Internet development costs offsetting lower gross margins and a software impairment charge. The decline of $16.5 million in general and administrative expenses was driven by substantial headcount reductions and additional cost and program cuts. The lower goodwill amortization of $6.1 million was the result of adoption of SFAS 142. In 2002, we significantly reduced our development of a Web-based moving services solution aimed at the consumer market, resulting in lower expense of $11.3 million. These favorable impacts were partially offset by a decline in gross margin of $12.9 million due to lower shipment activity and the $5.7 million impairment charge associated with the abandonment of certain modules of the previously capitalized i2 software that had been planned for use in our specialized transportation operations.

Relocation Solutions—Europe and Asia Pacific

        Operating revenues were $408.0 million for the year ended December 31, 2002, representing a $20.9 million, or 5.4%, increase compared to $387.1 million for the year ended December 31, 2001.

        The increase in operating revenues is predominantly a result of $22.3 million of favorable currency impact as, during the year ended December 31, 2002, the average values of the British pound sterling, the Australian dollar and the euro were stronger against the U.S. dollar compared to the year ended December 31, 2001 by approximately 4%, 5% and 5%, respectively. In addition, operating revenues in our U.K. records management business and the domestic and international moving business in Australia were somewhat higher year-over-year.

        Gross margin was $144.3 million for the year ended December 31, 2002, which represents a $3.5 million, or 2.5%, increase compared to $140.8 million for the year ended December 31, 2001. While gross margin increased $7.5 million largely as a result of the currency driven increase in operating revenues, gross margin as a percentage of operating revenues was 35.4% for the year ended December 31, 2002, a 1.0 percentage point decrease compared to 36.4% for the year ended December 31, 2001. The decrease is associated with overall price pressure, particularly in our industrial moving business, which we sold at the end of 2002. In addition, we experienced higher employee benefits costs.

        Income from operations was $24.8 million for the year ended December 31, 2002, which represents a $1.2 million, or 4.6%, decrease compared to $26.0 million for the year ended December 31, 2001. The increase in aggregate gross margin dollars of $3.5 million, and the favorable impact of eliminating goodwill amortization of $4.2 million, were more than offset by $5.5 million of unfavorable currency impact in G&A, higher employee benefit costs and a $2.4 million severance charge taken during the year to adjust headcount to the reduced business needs.

Network Services

        Operating revenues were $125.0 million for the year ended December 31, 2002, which represents a $40.8 million, or 48.5%, increase compared to $84.2 million for the year ended December 31, 2001. Growth in operating revenues was a result of two key factors: the acquisition of NAIT in April 2002, which increased our underwriting volume, as well as growth in this business. In addition to the growth in our client base, operating revenues have increased due to the insurance environment since September 11, 2001, which has generally resulted in certain year-over-year premium increases since that time.

        Gross margin was $41.4 million for the year ended December 31, 2002, which represents a $18.7 million or 82.4%, increase compared to $22.7 million for the year ended December 31, 2001. Gross margin as a percentage of operating revenues was 33.1% for the year ended December 31, 2002, which represents a 6.1 percentage point increase compared to 27.0% for the year ended December 31, 2001. This improvement was primarily driven by the NAIT acquisition and subsequent growth in our independent contractor insurance portfolio, which has higher gross margin characteristics than our agent and small fleet businesses. We were also able to realign the structure used to underwrite the independent contractor insurance program, further improving overall gross margin. The improved gross margin as a percentage of operating revenues also reflects favorable development in actuarially determined insurance claim reserves of $1.7 million, and therefore a reduction to our overall claims expenses. These gains were partly offset by higher costs for reinsuring a portion of our insurance portfolio.

        Income from operations was $26.5 million for the year ended December 31, 2002, which represents an $8.0 million, or 43.2%, increase compared to $18.5 million for the year ended December 31, 2001. The increase was due to our acquisitions, higher independent contractor insurance operating revenues, growth in our customer base and associated gross margin improvements of $18.7 million, less G&A increases associated with our acquisitions and growth and the amortization of $1.5 million of newly acquired intangibles with definite lives.

Transportation Solutions

        Operating revenues were $108.2 million for the year ended December 31, 2002, which represents a $17.7 million, or 14.1%, decrease compared to $125.9 million for the year ended December 31, 2001.

        Operating revenues for the year ended December 31, 2002 decreased as result of our withdrawal from the parts center business, which contributed $14.5 million in operating revenues for the year ended December 31, 2001. Operating revenues were also lower as a result of reduced activity levels in our freight forwarding operations due, we believe, to the general economic slowdown. These items were partially offset by new volume due to the addition of new customers and increased program volume with existing customers.

        Gross margin was $36.2 million for the year ended December 31, 2002, which represents a $2.9 million, or 7.4%, decrease compared to $39.1 million for the year ended December 31, 2001. The decrease is a result of lower overall operating revenues, offset by an improvement in the overall gross margin rate. Gross margin as a percentage of operating revenues was 33.5% for the year ended December 31, 2002, which represents a 2.4 percentage point increase compared to 31.1% for the year ended December 31, 2001. The positive change in the gross margin as a percentage of operating revenues resulted primarily from our strategic withdrawal from the lower-margin parts center business in the latter part of 2001.

        Income from operations was $3.3 million for the year ended December 31, 2002, which represents a $9.6 million increase compared to a loss of $6.3 million for the year ended December 31, 2001. While gross margin decreased $2.9 million year-over-year, we rationalized our underlying cost base, resulting in $7.3 million lower general and administrative expenses year-over-year, and we ceased amortization of $0.4 million of goodwill in the year ended December 31, 2002. Income from operations for the year ended December 31, 2001 includes $3.9 million of severance and redundant facility expenses associated with our withdrawal from the parts center business.

Financial Condition

        The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities

        Net cash provided by operating activities was $78.7 million, $67.2 million and $115.1 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Our operating cash flows have been favorably impacted by improvements in our net income, which has increased from a loss of $16.9 million for the year ended December 31, 2001 to income of $19.0 million for the year ended December 31, 2003.

        The impact of these gains in net income was augmented by management of accounts receivable. Our daily sales outstanding in accounts receivable, or DSO, which is a key performance indicator tracked by our Treasury department, can be summarized as follows:

	Days Sales Outstanding in Accounts Receivable
	December 31,
	2003	2002	2001
Trailing 12 months average	43	45	52
End of period	42	42	47

        In May 2002, we acquired CRS, which added a new cash flow dimension to our business. As part of our relocation product offering, we provide home equity advances to relocating corporate employees and sometimes purchase the employees' homes under buyout programs. In the United Kingdom and for traditional relocation in the United States, the corporate customer guarantees us repayment of these amounts to the extent proceeds from the home sale are insufficient.

        These equity advances, purchased homes and mortgages are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes and mortgages is low. For internal purposes, we treat the associated financing as a current liability, not as debt. This current liability moves in tandem with the corresponding current assets, with minimal resulting net effect on cash flow.

        For internal management purposes, we use a measure of "free cash flow". This measure deducts our capital and agent expenditures, net of sale proceeds and excludes the impact of movements in our relocation and mortgage warehouse financing facilities from our net cash flow provided by operating activities, as we believe that the facilities are of a cash-neutral nature because they move in tandem with the change in mortgages and relocation properties held for sale.

        Free cash flow is not a measure determined in accordance with generally accepted accounting principles. We believe, however, that our definition of free cash flow is a relevant measure as it represents the amount of cash available to us for the repayment of our indebtedness, for strategic acquisitions to grow our business, or for other investing or financing activities. Free cash flow should not be considered as an alternative measure to cash flows from operating activities, and does not necessarily represent amounts available for discretionary expenditures. Free cash flow also may not be comparable to similar measures disclosed by other companies because free cash flow is not uniformly defined.

        We reconcile free cash flow to cash flow provided by operating activities as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Cash flow provided by operating activities	$78.7	$67.2	$115.1
Change in mortgage warehouse facility	13.6	16.0	—
Change in relocation financing facilities	21.1	2.2	—
Capital expenditures	(28.6)	(33.4)	(48.3)
Other investing activities	4.1	3.5	2.1

Free cash flow	$88.9	$55.5	$68.9

        Other investing activities consist of agent expenditures and proceeds on sale of property and equipment.

        Since 2001, our free cash flow has improved from $68.9 million, to free cash flow of $88.9 million in 2003. This is driven by higher net income, combined with improvements in our management of accounts receivable, particularly in 2001, when we reduced year-end DSO by 14 days, or 23.0%.

        In the year ended December 31, 2003, we had free cash flow of $88.9 million compared to $55.5 million in the year ended December 31, 2002, an increase of $33.4 million. This increase was primarily driven by $11.5 million of increased cash flow from operating activities, a $16.5 net increase in our relocation financing and mortgage facilities due to growth in our relocation services business, and lower capital and agent spending, net of sale proceeds, of $5.4 million.

        We believe that cash generated from 2004 operations, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next 12 months.

Cash flows used for investing activities

        Cash used for investing activities totaled $78.2 million, $137.5 million and $73.0 million in the years ended December 31, 2003, 2002 and 2001, respectively. The cash impact of our acquisitions can be summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Allied & Pickfords purchase price settlement	$—	$—	$17.4
NAIT and subsequent purchase price contractual adjustments	5.7	27.0	—
CRS	—	57.5	—
Rowan Simmons	—	14.3	—
Scanvan	23.5	—	—
Other	3.8	3.8	4.0

	$33.0	$102.6	$21.4

        Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $28.6 million, $33.5 million and $48.3 million in each of the years ended December 31, 2003, 2002 and 2001, respectively. The level of capital expenditures in the years ended December 31, 2000 and 2001 was driven by significant spending on information technology across our business, particularly in our Transportation Solutions segment. Capital expenditures for 2004 are expected to range between $35.0 million and $40.0 million. We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve.

Cash flows from financing activities

        Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and proceeds from the issuance of common stock.

        Net cash flows from financing activities provided $14.0 million of funding for the year ended December 31, 2003. We repaid $566.9 million of long-term debt and capital lease obligations and paid $20.6 million of costs associated with our initial public offering of SIRVA common stock, consummated on November 24, 2003, with proceeds from that offering and our refinancing related to that offering. We also paid off our $32.6 million junior preferred obligation and paid $25.0 million of premium on the redemption of our 13 3/8% senior subordinated notes. Our revolving credit facility as of December 31, 2003 was $0.

        Net cash flows from financing activities provided $82.1 million of funding for the year ended December 31, 2002. We acquired businesses for a total consideration of $102.6 million, which was financed through our revolving credit facility as well as the issuance of $66.3 million of common stock and $50.0 million in new bank debt.

        Net cash flows used for financing activities were $53.4 million for the year ended December 31, 2001. We reduced our revolving credit position by $37.4 million following the significant improvement in our working capital requirements during that year.

Liquidity and Capital Resources

        We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Our principal capital resources consist of our $175.0 million revolving credit facility and our accounts receivable.

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $60.3 million in 2003. Of this, $47.4 million was settled in cash, $4.3 million relates to non-cash charges and $8.6 million relates to our senior discount loan, which was settled in cash on repayment thereof. We expect our interest expense to approximate $27.0 million in 2004;

  •
  principal repayments of debt and capital leases, which were $566.9 million in 2003 and are scheduled to be $5.1 million in 2004, $9.1 million in 2005, $9.1 million in 2006, $8.1 million in 2007 and $419.3 million thereafter;

  •
  operating lease payments, which were $78.7 million in 2003 and are scheduled to total $68.4 million in 2004, $56.3 million in 2005, $44.1 million in 2006, $39.5 million in 2007, $30.2 million in 2008 and $112.9 million thereafter;

  •
  unconditional purchase commitments, which are scheduled to total $23.8 million in 2004, $21.8 million in 2005, $18.8 million in 2006, $18.8 million in 2007, $18.8 million in 2008 and $65.0 million thereafter;

  •
  capital expenditures, which were $28.6 million in 2003 and are expected to range between $35.0 million and $40.0 million in 2004;

  •
  cash tax payments were $8.0 million in 2003, due primarily to the utilization of accumulated net operating losses in the United States and are expected to be between $20.0 million and $25.0 million in 2004. After 2004, net operating losses in the United States should be substantially utilized and cash tax payments will be expected to more closely approximate the provision for income taxes; and

  •
  working capital requirements as may be needed to support business growth.

        The seasonal nature of the moving business results in increased short-term working capital requirements in the summer months. This will result in an increase in receivables, which are typically collected, and revolving credit borrowings which are typically repaid, by late fall.

        The following table provides a summary, as of December 31, 2003, of our contractual obligations related to long-term debt, leases and other commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in millions)
Long-Term Debt	$428.0	$0.6	$9.2	$9.0	$409.2
Capital Lease Obligations	22.6	4.6	8.9	6.5	2.6
Operating Leases	351.2	68.4	100.3	69.6	112.9
Unconditional Purchase Obligations	167.0	23.8	40.6	37.6	65.0

Total Contractual Cash Obligations	$968.8	$97.4	$159.0	$122.7	$589.7

        As of December 31, 2003, we have no 2004 funding requirements for our pension or postretirement plans; however, we may make voluntary contributions ranging from $1.0 million to $5.0 million.

        Debt Service.    Principal and interest payments under our senior credit facility and interest payments on the notes represent significant liquidity requirements for us. Our senior credit facility is composed of a note payable and a revolving credit facility. As of December 31, 2003, we had $547.1 million of indebtedness composed of indebtedness for borrowed money and capital leases consisting of:

  •
  $11.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $415.0 million outstanding under our term loan;

  •
  $0 million outstanding under our $175.0 million revolving credit facility;

  •
  $22.7 million of capital leases;

  •
  $96.4 million of short-term debt, consisting of $55.5 million of our mortgage warehouse facility, $40.1 million of our relocation financing facilities and $0.8 million of foreign subsidiaries' operating lines of credit; and

  •
  $2.0 million of other debt.

        In connection with our initial public offering and the related refinancing, we commenced a tender offer for all of our 13 3/8% senior subordinated notes, of which approximately 93% were tendered and purchased.

        We guarantee certain operating lines of credit maintained by wholly owned foreign subsidiaries. As of December 31, 2003, 2002 and 2001, the outstanding balance was $0.8 million, $1.1 million and $1.2 million, respectively.

Commitments and Contingencies

        On July 1, 2002, we entered into a 10-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as approximately 24.2% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. As of December 31, 2003, the remaining purchase commitment was $159.0 million.

Litigation

        We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent's drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which we and two of our insurers fully paid. After these insurance payments and reimbursements, we have paid $7.6 million, which we believe is fully reimbursable by insurance. TIG Insurance Co., one of our several co-insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's and other insurers' coverage obligation and seeking declaratory judgment. We filed a counterclaim and cross-claim against TIG and National Union Fire Insurance Company, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and the judge issued a final award to us. TIG has recently filed a motion asking for a new trial. We have a reserve that we consider appropriate in the circumstances.

        We have produced and are producing records in response to grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice (DOJ) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members' household goods between the U.S. and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

        The revenues that we derived from our international military business during the years ended December 31, 2003, 2002 and 2001 were small and declining, representing less than 2% of our consolidated operating revenues in 2000, and declining to less than 1% in 2003. While the investigation is ongoing and exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them. Management believes that, based on information currently available to it, the investigation's outcome will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential fines, penalties or judgments, however, may have a material effect on our earnings in the period in which they are recognized. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

        Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The relevant operations represented approximately 1% of our consolidated operating revenues in the aggregate for the year ended December 31, 2003 and less than 1.7% of our consolidated operating revenues in the aggregate for the years ended December 31, 2002 and 2001. The investigations could expose us to administrative and other penalties. We are cooperating with the investigations, which we expect will take several years to complete. Management believes that, based on information currently available to it, the outcome of the investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Off-Balance Sheet Arrangements

        During 2003 and 2002, we sold a portion of our equipment notes receivable portfolio to an unaffiliated third party. The transactions, which qualified as a sale under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," resulted in cash proceeds of $2.9 million and $1.2 million, respectively, which approximated the fair value of notes receivable sold. The equipment notes receivable are due from agents or owner operators for trailers, tractors and straight trucks and are collateralized by those assets. Each note is generally for a term of five years, bearing interest at either a fixed or variable rate of prime plus 1.0%—3.0%. Principal and interest are payable monthly over the term of the agreement. Under the terms of the sales agreement, we are responsible for servicing, administering and collecting these notes receivable on behalf of the unaffiliated third party. Servicing fees under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized in the accompanying financial statements. Under the terms of the transactions, the maximum recourse exposure to us was $0.2 million.

Related-Party Transactions

        We are parties to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the years ended December 31, 2003, 2002 and 2001, such fees were $1.2 million, $1.4 million and $1.4 million, respectively.

        North American Van Lines, Inc. has guaranteed loans made by a third-party lender in aggregate principal amounts of $1.3 million and $0.8 million as of December 31, 2003 and 2002, respectively, to various members of our management, including one of our executive officers, in connection with their investment in SIRVA. North American Van Lines would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature in July 2004, except for the loan to one of our executive officers, Todd W. Schorr, which matures in May 2004, and bear interest at the prime rate plus 1.0%. Mr. Schorr borrowed $159,750 to purchase 47,550 shares of our common stock. As of December 31, 2003, Mr. Schorr owed $161,788 to the third-party lender. The loan to our executive officer was made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us or any of our subsidiaries from making loans to or guaranteeing loans of executive officers.

Foreign Currency Translation

        The future magnitude and direction of foreign currency translation adjustments depends on the relationship of the U.S. dollar to other foreign currencies. The effects of foreign currency fluctuations in our foreign operations are somewhat mitigated by the fact that the majority of expenses are incurred in the same currency in which corresponding revenues are generated.

        Operating revenues from operations outside of the United States during 2003 amounted to $544.8 million, or 23.2% of our operating revenues. At December 31, 2003, approximately 40.7% of our total long-lived assets were denominated in currencies other than the U.S. dollar. The functional currency for our international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

        The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, Europe, Australia and other countries in which we operate produced a net currency translation adjustment gain of $10.3 million, net of tax, which was recorded as an adjustment to stockholders' equity as an element of other comprehensive income for the year ended December 31, 2003.

Inflation

        We believe that inflation, currently, does not have a material effect on the results of our operations.

Retirement Plans

        The domestic defined pension plans were amended effective April 1, 2002 for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002, which triggered curtailment accounting treatment due to the elimination of benefits earned for future years of service. The curtailment amounts were recorded in the results of operations as an unusual item for the year ended December 31, 2002.

        The postretirement medical plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of our domestic employees. The amendment also eliminated after-age-65 benefits previously associated with this plan. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that have not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amounts were recorded in the results of operations as an unusual item for the year ended December 31, 2002.

        The U.K. pension plan was amended in December 2003 with the effective date of amendment commencing April 2004. The amendment alters the level of benefits received for a substantial portion of participants in the plan and resulted in curtailment accounting treatment. The curtailment gain did not result in any immediate income recognition for 2003.

        The total amount of pension and retiree curtailment gain for the year ended December 31, 2002 was $7.4 million.

        Retirement plan expenses and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rate, rate of compensation increases and expected return on plan assets. In accordance with U.S. GAAP, actual results that differ from the assumption are accumulated and amortized over future periods. While we believe that assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense. In 2003, we maintained the expected return on plan assets at 9%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.7%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. A reduction in the expected return on plan assets from 9.0% to 8.5% would increase pension expense by approximately $0.4 million. The discount rate assumption was lowered to 6.25% from 6.75%. The discount rate we utilize for determining pension obligations is based on the plan's projected cash flow utilizing an actuarially developed corporate spot rate. A reduction in the discount rate from 6.25% to 6.00% would increase pension expense by approximately $0.3 million. Pension expense in 2004 is expected to decrease by approximately $1.3 million primarily due to amortization of differences between actual and expected returns on plan assets. During 2003, we recorded a minimum pension liability adjustment of $0.5 million, net of tax, to accumulated other comprehensive income (loss). If the equity markets decline, we could be required to record a charge to accumulated other comprehensive income (loss).

        Our expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 65%/35% allocation between equity and debt securities. The strategy utilizes indexed U.S. and

non-U.S. equity securities and actively managed investment grade debt securities. We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as our contributions and monthly benefit payments are made.

        We are not required to make contributions in 2004, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003 FIN 46 was revised ("FIN 46R") to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to our consolidated balance sheets or statements of operations as of and for the year ended December 31, 2003.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted SFAS 149, which did not have a material effect on our operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150, "Accounting For Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Our redeemable junior preferred stock, issued in connection with the Allied Acquisition, was subject to SFAS 150. We issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel plc, having an initial liquidation preference of $24,500. The dividend rate on the junior preferred stock was 12.4% compounded quarterly and was cumulative, although the payment of dividends was subject to the discretion of our Board of Directors, and our ability to pay dividends was subject to various debt agreements. Due to the beneficial owner of the junior preferred stock being a foreign entity, IRS regulations required withholding taxes to be paid with each quarterly dividend, even if the dividend was notional only. All withholding payments made by us reduced the amount we ultimately paid to redeem this instrument.

        As required by SFAS 150, we reclassified $32.1 million of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability representing the settlement amount as of September 30, 2003. Beginning July 1, 2003, we recorded $1.8 million of interest expense, which previously would have been treated as accretion of junior preferred stock dividends. Concurrent with our initial public offering, we redeemed our junior preferred obligation in full.

        In December 2002, the FASB issued a revised SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." In 2003, we adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about non-U.S. plans and estimated future benefit payments that are not required until 2004.

Restructuring and Other Unusual Items

        In the year ended December 31, 2003, we recognized $3.5 million of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.8 million. We expect to recognize $1.5 million, $0.9 million, $0.5 million, $0.3 million and $0.1 million in each of 2004, 2005, 2006, 2007 and 2008, respectively.

        In the year ended December 31, 2002, we incurred $0.4 million of restructuring and other unusual items, composed of $7.1 million impairment charge due to a reduction in the number of software modules implemented as a result of a change in business strategy in logistics services and $4.6 million of expenses related to the December 2002 SIRVA headquarters move. These items were partially offset by $7.4 million of pension and retiree medical curtailment gain as the pension plan was frozen and retiree medical benefits were reduced, $3.0 million of gain from the sale of our U.K. industrial moving business and $0.9 million of restructuring credit pertaining to the logistics services' parts centers as we were able to sublease certain parts centers facilities earlier than originally estimated.

        In the year ended December 31, 2001, we incurred $4.9 million of restructuring charges, of which $4.3 million related to exiting the logistics services' parts center business and associated headcount reductions and $0.6 million related to our Moving Services—Europe and Asia Pacific segment's U.K. branch network and the elimination of management redundancy within this industrial moving unit.

Forward-Looking Statements

        This report includes statements that constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon us and our subsidiaries. There can be no assurance that future developments affecting us and our subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation:

  •
  our ability to continue to compete successfully;

  •
  changes in the market for our services;

  •
  general economic conditions being less favorable than expected;

  •
  global political conditions and the outbreak of war or hostilities or the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

  •
  the success of our business strategy and our ability to grow our relocation services business;

  •
  risks associated with the real estate industry;

  •
  risks associated with the insurance industry and the ratings of our insurance businesses;

  •
  increases in costs, including fuel costs and insurance premiums;

  •
  risks of litigation or governmental investigations as a result of our operations;

  •
  contingent or future environmental liabilities;

  •
  the seasonal nature of our business;

  •
  our reliance on, and our ability to attract, agents and owner operators;

  •
  changes in the regulatory environment, including antitrust, tax, environmental and insurance laws and regulations, that could negatively affect the operation of our business;

  •
  risks associated with operating in foreign countries;

  •
  loss of our key executive officers or employees;

  •
  our ability to consummate and integrate potential acquisitions;

  •
  our status as a holding company with no significant operations and consequent reliance on our subsidiaries to make funds available to us;

  •
  our levels of debt;

  •
  risks associated with information systems and information systems providers;

  •
  economic market and political conditions, including the performance of financial markets;

  •
  volatility in the securities markets;

  •
  and fluctuations in foreign currency exchange rates.

        We do not intend, and we are under no obligation, to update any particular forward-looking statement included in this report. The information referred to above, as well as the risks of our business described in our Prospectus filed with the Securities and Exchange Commission on November 25, 2003, pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, our other filings with the Securities and Exchange Commission and business risk factors contained in this report, should be considered by readers when reviewing forward-looking statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings composed primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $4.4 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.8 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $2.6 million in the next year.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate nonperformance by the other parties.

        We had four open interest rate swap agreements as of December 31, 2003. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment; therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the years ended December 31, 2003 and 2002, we recognized a currency gain of $0.1 million and a currency loss of $0.3 million, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the euro. The contract amounts of foreign currency forwards at December 31, 2003 and 2002 were $20.7 million and $3.4 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate-sensitive instruments held as of December 31, 2003 would result in a hypothetical loss of approximately $0.5 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the years ended December 31, 2003 and 2002, we recognized losses of $2.1 million and $0.1 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the years ended December 31, 2003 and 2002, we recognized a gain of $1.9 million and loss of $0.7 million, respectively. The insurance investment portfolio also included marketable debt and equity securities that are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and schedule of SIRVA, Inc. are included in this report:

Report of Independent Auditors

The Board of Directors and Stockholders of
SIRVA, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SIRVA, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 17, the Company changed its accounting for redeemable junior preferred stock upon adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003. As discussed in Note 7, the Company changed its accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

PricewaterhouseCoopers LLP
Chicago, Illinois

February 13, 2004

SIRVA, INC.

Consolidated Balance Sheets

At December 31, 2003 and 2002
(Dollars in thousands except share and per share data)

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$63,065	$45,480
Short-term investments	7,759	7,062
Accounts and notes receivable, net of allowance for doubtful accounts of $21,098 and $25,059, respectively	372,804	309,565
Mortgages held for resale	58,063	42,798
Relocation properties held for resale, net of allowance for loss on sale of $2,200 and $1,772, respectively	89,128	39,115
Deferred income taxes	37,126	37,151
Other current assets	33,207	31,600

Total current assets	661,152	512,771

Investments	90,255	66,919
Property and equipment, net	180,985	171,257
Goodwill	355,141	331,147
Intangible assets, net	228,359	228,177
Other long-term assets	33,465	47,264

Total long-term assets	888,205	844,764

Total assets	$1,549,357	$1,357,535

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$560	$22,412
Current portion of capital lease obligations	4,551	4,849
Short-term debt	96,430	72,399
Accounts payable	110,315	83,962
Relocation properties related payables	72,572	38,630
Accrued transportation expense	69,694	63,691
Insurance and claims reserves	80,266	76,571
Accrued income taxes	6,722	3,970
Other current liabilities	168,146	154,763

Total current liabilities	609,256	521,247

Long-term debt	427,463	557,710
Capital lease obligations	18,072	14,122
Deferred income taxes	35,848	26,731
Other long-term liabilities	63,370	71,653

Total long-term liabilities	544,753	670,216

Total liabilities	1,154,009	1,191,463

Commitments and contingencies (Note 19)
Redeemable shares of common stock, $0.01 par value, 3,702,249 shares issued and 1,870,053 outstanding at December 31, 2002	—	7,375
Redeemable junior preferred stock, $0.01 par value, 24,500 shares authorized, issued and outstanding at December 31, 2002, with a liquidation preference of $1,000 per share	—	30,401
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,029,346 issued and 70,435,367 outstanding at December 31, 2003 and 55,232,644 issued and 54,730,865 outstanding at December 31, 2002, respectively	730	552
Additional paid-in-capital	446,522	198,032
Common stock purchase warrant	655	655
Unearned compensation	(3,229)	—
Accumulated other comprehensive loss	(18,542)	(29,075)
Accumulated deficit	(20,670)	(39,620)

Total paid-in-capital and accumulated deficit	405,466	130,544
Less cost of treasury stock, 2,593,979 and 501,779 shares at December 31, 2003 and 2002, respectively	(10,118)	(2,248)

Total stockholders' equity	395,348	128,296

Total liabilities and stockholders' equity	$1,549,357	$1,357,535

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Operations

For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands except share and per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Operating revenues	$2,349,859	$2,185,646	$2,249,303
Operating expenses:
Purchased transportation expense	1,299,863	1,303,217	1,438,753
Other direct expense	576,051	463,935	426,444

Total direct expenses	1,875,914	1,767,152	1,865,197
Gross margin	473,945	418,494	384,106
General and administrative expense	338,108	319,908	315,800
Goodwill and intangibles amortization	6,149	3,894	10,906
Equity-based compensation expense	3,537	—	—
Asset impairment charge	—	7,092	—
Curtailment and other gains	—	(10,377)	—
Restructuring and headquarters move	—	3,716	4,883

Income from operations	126,151	94,261	52,517
Other income (expense) and minority interest	445	(640)	(51)
Debt extinguishment expense	37,588	—	—
Interest expense on redeemable preferred obligation	1,815	—	—
Interest expense	58,507	61,169	69,153

Income (loss) before income taxes and cumulative effect of accounting change	28,686	32,452	(16,687)
Provision (benefit) for income taxes	9,736	11,631	(131)

Income (loss) before cumulative effect of accounting change	18,950	20,821	(16,556)
Cumulative effect of accounting change, net of tax	—	—	(328)

Net income (loss)	$18,950	$20,821	$(16,884)

Income (loss) per share before cumulative effect of accounting change—basic	$0.29	$0.33	$(0.47)
Income (loss) per share before cumulative effect of accounting change—diluted	$0.27	$0.33	$(0.47)
Net income (loss) per share—basic	$0.29	$0.33	$(0.48)
Net income (loss) per share—diluted	$0.27	$0.33	$(0.48)
Average number of common shares outstanding—basic	58,104,742	51,712,625	42,308,361
Average number of common shares outstanding—diluted	60,933,868	51,832,236	42,308,361

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income (loss) before cumulative effect of accounting change	$18,950	$20,821	$(16,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	(328)
Depreciation and amortization	48,058	44,249	48,742
Amortization of deferred debt issuance costs	3,224	3,171	2,792
Premium on bond extinguishment	24,951	—	—
Write-off of deferred debt issuance costs	12,637	—	—
Change in provision for losses on accounts and notes receivable	3,405	6,893	995
Deferred income taxes	9,479	(5,752)	(8,712)
Impairment loss and (gain)/loss on sale of assets, net	(2,030)	3,651	1,053
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(19,894)	5,531	98,081
Originations of mortgages held for resale	(836,570)	(481,091)	—
Sales of mortgages held for resale	821,305	464,312	—
Relocation properties held for resale, net	(44,167)	(1,249)	—
Accounts payable	18,427	(9,055)	(10,372)
Other current assets and liabilities	19,350	(7,334)	(17,514)
Other long-term assets and liabilities	1,536	23,085	16,942

Net cash provided by operating activities	78,661	67,232	115,123

Cash flows from investing activities:
Additions of property and equipment	(28,583)	(33,463)	(48,348)
Purchases of investments	(119,608)	(66,999)	(87,305)
Proceeds from sale or maturity of investments	98,950	62,068	81,905
Acquisitions, net of cash acquired	(33,035)	(102,625)	(21,357)
Other investing activities	4,097	3,520	2,106

Net cash used for investing activities	(78,179)	(137,499)	(72,999)

Cash flows from financing activities:
Borrowings on revolving credit facility and short-term debt	463,379	330,265	379,549
Repayments on revolving credit facility and short-term debt	(504,676)	(335,665)	(417,492)
Borrowings on mortgage warehouse facility	816,829	481,618	—
Repayments on mortgage warehouse facility	(803,214)	(465,622)	—
Borrowings on relocation financing facilities	70,938	11,333	—
Repayments on relocation financing facilities	(49,803)	(9,106)	—
Borrowings on long-term debt, excluding revolving credit facility	426,504	50,403	672
Redemption of junior preferred obligation	(32,633)	—	—
Repayments on long-term debt	(560,872)	(26,894)	(11,833)
Premium on bond extinguishment	(24,951)	—	—
Repayments on capital lease obligations	(6,028)	(4,983)	(2,482)
Proceeds from issuance of common stock	250,658	66,315	—
Payment of initial public offering costs	(20,594)	—	—
Other financing activities	(11,521)	(15,528)	(1,830)

Net cash provided by (used for) financing activities	14,016	82,136	(53,416)

Effect of translation adjustments on cash	3,087	1,492	(120)

Net increase (decrease) in cash and cash equivalents	17,585	13,361	(11,412)
Cash and cash equivalents at beginning of period	45,480	32,119	43,531

Cash and cash equivalents at end of period	$63,065	$45,480	$32,119

Supplemental disclosure of cash flow information—cash paid during the years ended December 31, 2003, 2002 and 2001:
Interest	$47,353	$45,343	$56,649
Income taxes	$7,969	$4,883	$3,159

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

(1) Summary of Significant Accounting Policies

  Business Organization and Description

        This report covers SIRVA, Inc. (the "Company") and its wholly owned subsidiaries SIRVA Worldwide, Inc. ("SIRVA Worldwide"), CMS Holding, LLC ("CMS Holding") and RS Acquisition Holding, LLC and each of its wholly owned subsidiaries.

        On March 29, 1998, the Company was incorporated and capitalized by Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V"). A wholly owned subsidiary of the Company was then capitalized for the purpose of acquiring all of the capital stock of North American Van Lines, Inc. ("NAVL") from Norfolk Southern Corporation ("NS" and the "1998 acquisition"). The 1998 acquisition was accounted for as a purchase and resulted in a new basis of accounting for the Company. On November 19, 1999, the Company sold common stock to Fund V for the purpose of partially financing the acquisition of the NFC Moving Services Group ("Allied" and "the Allied Acquisition") from Exel plc ("Seller" formerly NFC plc). On May 3 and April 12, 2002, the Company sold additional common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI") for the purpose of completing the acquisitions of Cooperative Resource Services Ltd. ("CRS") and the business ("NAIT") of VCW, Inc. and its affiliate, National Association of Independent Truckers, Inc. See Note 2 for further information on these and other acquisitions. Fund V and Fund VI are private investment funds managed by Clayton, Dubilier & Rice, Inc. ("CD&R").

        On November 7, 2003, the Company's Board of Directors approved a 3.17 for 1 stock split of the Company's common stock, effected by means of a reclassification. The stock split became effective on November 24, 2003. In connection with the stock split, the Company filed a certificate of amendment to its certificate of incorporation on November 10, 2003 which increased the number of shares of its common stock from 24,000,000 to 500,000,000. Periods presented have been restated to show the effect of the stock split.

        The Company effected an initial public offering (the "Offering") of shares of its common stock on November 24, 2003 pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended. In connection with the Offering, the Company effected a refinancing of its existing senior credit facility with a new senior credit facility. The commitments provided by the lenders for the new senior credit facility provided for the Company and one or more of its foreign subsidiaries to be the borrowers under the facility. In connection with an internal reorganization, the Company provided that SIRVA Worldwide is the primary borrower under the new senior credit facility, with one or more of its foreign subsidiaries as additional borrowers. See Note 11.

        In connection with the Offering, the Company effected a tender offer for all of the 13 3/8% senior subordinated notes due in 2009 issued by North American Van Lines, a wholly owned subsidiary of SIRVA Worldwide. A portion of the net proceeds from the Offering and borrowings under the new senior credit facility were used to finance the note repurchase. In connection with the tender offer, the Company received the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing its senior subordinated notes with a supplemental indenture agreement executed effective November 19, 2003. Approximately 93% of the notes were tendered in connection with this offer.

        The consummation of the tender offer and senior credit facility refinancing resulted in a charge of $24,951 for tender premiums on the 13 3/8% senior subordinated notes, a $12,637 write-off of deferred debt issuance costs on the existing senior credit facility and indenture and a $1,308 write-off of unrecognized hedging losses associated with open interest rate swap agreements to interest expense.

        The Company operates as a global provider of relocation and moving services to corporate clients, military and government agencies and the consumer market. In addition, the Company offers a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside of its proprietary agent network. The Company also provides inventory management solutions, using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project-specific delivery management and tracing of products through a customer's supply chain.

        The Company markets its services under the brand names of SIRVA Relocation, northAmerican Van Lines, Allied Van Lines, Global Van Lines, Allied International, Pickfords and Allied Pickfords, among others, with operations located throughout the United States, Canada, United Kingdom, Continental Europe, Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 1,300 locations. The Company conducts its other foreign business primarily through units that it owns and operates directly, using selected other affiliated representatives to geographically complete its service offering on a worldwide basis.

  Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

        Cash equivalents are highly liquid investments purchased three months or less from original maturity.

  Contracts Receivable and Resale Equipment Inventory

        In the normal course of business, the Company sells tractors, trailers and other equipment ("resale equipment inventory") to its agents and to owner operators under exclusive sales agreements ("contracts receivable"). Sales of equipment are financed by the Company, generally over a four-year period. Resale equipment inventory is recorded at the lower of cost or net realizable value determined as the fair value of the equipment less the estimated cost to sell the equipment. These balances are included as other current assets and other long-term assets.

  Mortgages Held for Resale

        The mortgage lending services operation of the Company initiates mortgage loans for relocating employees. The loan inventory has corresponding purchase commitments from private investors. Mortgages held for resale are carried at the lower of cost or market. Cost is the outstanding principal balance of the mortgage notes reduced by the net deferred fees. In addition, certain direct costs are recognized upon sale. Commitments to sell loans are included in determining market value.

  Relocation Properties Held for Resale

        The Company purchases homes under certain relocation programs. These properties are held for resale and consist of residential homes carried at the lower of cost or market, as determined by appraisal of the properties. Homes in inventory are subject to mortgages payable by the transferees to various mortgage lenders. Relocation properties related payables at December 31, 2003 and 2002 include $31,707 and $16,568, respectively, of amounts payable to transferees for subsequent payoff of the mortgages on the related homes. As the homes are sold to an ultimate buyer, the mortgage payable is paid off at the time of closing on behalf of the transferees to satisfy the mortgage notes on the properties.

  Supplies Inventory

        Supplies inventory consists of pallets, blanket stock, crates, replacement and repair parts and tires and is valued at the lower of cost, determined using a first-in, first-out method, or market. See Note 4.

  Investments

        Investments consist of U.S. Treasury and corporate debt and equity securities and interests in joint ventures. Investments are classified as current or noncurrent based on their maturities and/or the Company's expectations of sales and redemptions in the following year. Interest and dividends on debt and equity securities are included in income as earned. The Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. All other securities are classified as available-for-sale.

        Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives used in computing depreciation are summarized as follows:

Useful Life
Buildings and improvements	20 to 40 years
Transportation equipment	4 to 15 years
Warehouse equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Other	2 to 10 years

        Transportation equipment includes tractors, straight trucks, trailers, van equipment, containers and satellite-communication equipment. Salvage values are calculated only on tractors, straight trucks and trailers.

        Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is computed on a straight-line basis over the shorter of the term of the lease or the useful life of the capitalized lease asset.

        The amount of internally developed software, representing primarily the cost of independent contractor-developed software at the application development stage of the project, that was capitalized during the years ended December 31, 2003 and 2002 was $4,926 and $6,937, respectively, and is included in computer equipment and software. Amortization of capitalized software costs for the years ended December 31, 2003, 2002 and 2001 was $3,943, $3,390 and $2,513, respectively. All other costs are expensed as incurred.

        Repairs and maintenance expenditures are charged to expense as incurred.

  Goodwill and Intangible Assets

        Intangible assets consist of trade names, customer relationships, member relationships and covenants not to compete. Trade names, which have indefinite lives, and goodwill are not amortized as of January 1, 2002. Customer relationships and covenants not to compete are amortized from 7 to 18 years and 2 to 5 years, respectively. Commencing October 1, 2003, the Company amortized customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 50% of the intangible assets will be amortized over the first 5 years of their respective useful lives, which average 14.5 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible's useful life. See Note 7.

        The impact of the additional amortization expense recognized during the fourth quarter 2003 was approximately $335, net of taxes or $0.01 per share—basic, or $0.01 per share—diluted.

  Deferred Agent Contract Costs

        Deferred agent contract costs are payments made to certain agents for entering into long-term contracts with the Company and are included in other long-term assets. These payments are capitalized and amortized over the lives of the related contracts, which generally range from 3 to 10 years. The amortization is included in goodwill and intangibles amortization in the consolidated statements of operations.

  Unearned Premiums and Other Deferred Credits

        Unearned premiums are related to the Network Services segment and are included in other current liabilities. Deferred credits are related to the Relocation Solutions segments and are included in other current liabilities. As unearned premiums and deferred credits are recognized, they are recorded as operating revenues.

  Insurance and Claims Reserves

        The Company has purchased first dollar insurance coverage with certain deductibles or insurance coverage with certain self-insured retentions, for principally all insurable business risks. The Company estimates costs relating to cargo damage and delay claims based principally on actuarial methods applied to historical trends. The Company's multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods.

        A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate. The Company recognized favorable accrual adjustments related to prior year estimates of $5,356 for the year ended December 31, 2002. These favorable adjustments were a result of improved experience when compared to historical trends and estimates. This improved claims experience was attributable to a combination of reduced shipment volumes that reduced the frequency of claims and new quality-control initiatives implemented by the Company.

        For the year ended December 31, 2002, the impact, net of taxes, of the favorable accrual adjustments was $3,436, or $0.07 per share-basic, or $0.07 per share-diluted.

  Revenue Recognition

        The Company's moving services operations recognize estimated gross operating revenues to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. Calculations by shipment are based upon estimated weights resulting from a survey of the home and the known distances between origin and destination. The estimate of revenue remains in a receivable account called Delivered Not Processed ("DNP") until the customer is invoiced. Concurrent with the DNP estimate, the Company recognizes an accrual for purchased transportation expenses ("PTE") to account for the estimated costs of packing services, transportation expenses and other such costs associated with the service delivery. The estimate for PTE is not adjusted until the Company receives actual charges, which are typically within 30 days of the estimate.

        In the relocation services operations, fees are paid to the Company by corporate customers at either a fixed price per transferred employee or based upon a fixed percentage of the home's selling price. In either case, revenue is recognized when a home sale contract with the ultimate buyer is signed. However, if the Company purchases a property from the transferee when no outside buyer has been located and the property enters the Company's inventory, revenue is not recognized on that property until the closing of a sale to an outside buyer. Additionally, fees are paid to the Company by Company-qualified real estate agents for the listing or home purchase referral of a transferred employee and are recognized as revenue when a home sale contract with the ultimate buyer is signed.

        In addition, within relocation services, the Company recognizes gains or losses on the sale of mortgage loans at the date the loans are funded by purchasers pursuant to the existing sales commitment. The gain or loss equals the difference between the basis in the loan and the net proceeds received and are included in operating revenues in the consolidated statement of operations. Sales of loans are made without recourse, provided the loans meet predetermined specifications, as defined in the agreements with investors. The Company does not currently service mortgage loans.

        The Company, within the Network Services segment in the insurance services unit, recognizes revenue evenly over a 12-month period when an annual insurance policy is written.

        The Company, within the Transportation Solutions segment, recognizes operating revenues when a shipment is delivered or services are completed.

  Foreign Currency Translation

        A majority of the Company's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. The impact of currency fluctuation is included in stockholders' equity as a component of accumulated other comprehensive income. Income statement items are translated at the average exchange rate.

  Income Taxes

        The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the areas where estimation is significant are as follows:

  •
  DNP is the estimated revenue associated with shipments delivered or services completed and not invoiced.

  •
  PTE is the associated purchased transportation expense that is estimated corresponding to the DNP revenue.

  •
  An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of the Company's customers and agents to make required payments. If the financial condition of the Company's customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2003 and 2002, the Company had allowances of $9,228 and $13,518, respectively, relating to fully reserved accounts receivable from terminated agents and owner operators.

  •
  An allowance is maintained for the amount by which the estimated price to be received on the sale of the Company's relocation properties held for resale is less than the purchase price. If the

    Company experienced a further reduction in the market value of the homes in inventory, additional allowances may be required.

  •
  The Company offers certain incentives to its agents and corporate customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of general and administrative expenses. Incentives offered to corporate customers are based upon meeting certain revenue thresholds, and are recognized as a reduction in operating revenues ratably over the period of incentive. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $3,422, $3,206 and $3,689 in the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company recognized customer incentives of $6,750, $7,144 and $8,762 in the years ended December 31, 2003, 2002 and 2001, respectively.

  •
  SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires that an annual impairment review be performed, which requires the Company to place a fair value on the individual reporting units of the business. The Company performs the impairment review during the fourth quarter. This requires the Company to select an appropriate method of valuation for the business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other indefinite-lived intangible assets might not be recoverable, the Company will perform an impairment review. The judgments made in determining whether goodwill and other intangible assets are impaired will directly affect reported operating income, since any time the Company determines that any of these assets are impaired, a charge will be recognized in the statement of operations equal to the decline in value of such assets.

  •
  The Company periodically assesses impairments of long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company calculates an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

  •
  The Company provides a range of benefits to employees and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and postemployment benefits (primarily severance). The Company records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on experience and advice from third-party actuaries.

  Adoption of New Standards and Recent Accounting Pronouncements

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133"), which resulted in a change in method of accounting. The cumulative effect of this accounting change was a loss of $547 ($328, net of tax). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives will be recorded in each period in earnings or accumulated other comprehensive income ("OCI"), depending upon whether a derivative is designated and is effective as part of a hedge transaction and, if it is, the type of hedge transaction. If the derivative is designated and is effective as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in OCI and are recognized as a component of general and administrative expense in the statement of operations when the hedged item affects earnings. Ineffective portions are recognized as a component of selling, general and administrative expense in earnings.

        Adopting the provisions of SFAS 133 had the following effect on the Company's earnings per share calculations:

	2003	2002	2001
Basic net income (loss) per share before cumulative effect of accounting change	$0.29	$0.33	$(0.47)
Cumulative effect of accounting change, net of tax	—	—	(0.01)

Basic net income (loss) per share after cumulative effect of accounting change	$0.29	$0.33	$(0.48)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.27	$0.33	$(0.47)
Cumulative effect of accounting change, net of tax	—	—	(0.01)

Diluted net income (loss) per share after cumulative effect of accounting change	$0.27	$0.33	$(0.48)

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective January 1, 2002. See Note 7.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure requirements of SFAS 148. See Note 18.

        Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income (loss) would have changed as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income (loss) as reported	$18,950	$20,821	$(16,884)
Equity-based compensation expense included in net income, net of tax	974	—	—
Pro forma compensation cost under fair value method, net of tax	(1,598)	(356)	(407)

Pro forma net income (loss)	$18,326	$20,465	$(17,291)

Basic net income (loss) per share, as reported	$0.29	$0.33	$(0.48)

Basic net income (loss) per share, proforma	$0.28	$0.33	$(0.49)

Diluted net income (loss) per share, as reported	$0.27	$0.33	$(0.48)

Diluted net income (loss) per share, proforma	$0.26	$0.33	$(0.49)

        In accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

        The fair value of each option is estimated on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 4.54% to 4.59% for 2001, 3.05% to 4.27% for 2002 and 2.20% to 3.73% for 2003, expected volatility of 0.01% for options granted prior to the Offering and 42.5% for options granted subsequent to the Offering, expected life of five years prior to the Offering and six years subsequent to the Offering and no dividend payments.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003 FIN 46 was revised ("FIN 46R") to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to the consolidated balance sheets or statements of operations of the Company as of and for the year ended December 31, 2003.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted SFAS 149, which did not have a material effect on its operating results or financial condition.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company's redeemable junior preferred stock, issued in connection with the Allied Acquisition, was subject to SFAS 150. The Company issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel plc, having an initial liquidation preference of $24,500. The dividend rate on the junior preferred stock was 12.4% compounded quarterly and was cumulative, although the payment of dividends was subject to the discretion of the Company's Board of Directors, and the Company's ability to pay dividends was subject to various debt agreements. Due to the beneficial owner of the junior preferred stock being a foreign entity, IRS regulations required withholding taxes to be paid with each quarterly dividend, even if the dividend was notional only. All withholding payments made by the Company reduced the amount ultimately paid to redeem this instrument.

        As required by SFAS 150, the Company reclassified $32,046 of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability representing the settlement amount as of September 30, 2003. For the year ended December 31, 2003, the Company recorded $1,815 of interest expense, which previously would have been treated as accretion of junior preferred stock dividends. Concurrent with the Offering, the Company redeemed its junior preferred obligation in full.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In 2003, the Company adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about non-U.S. plans and estimated future benefit payments that are not required until 2004. See Note 13.

  Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the prior periods presented to conform with the December 31, 2003 presentation.

(2)    Acquisitions and Equity Issuances

        On June 6, 2003, the Company purchased Scanvan, a Scandinavia-based moving services company, for $23,533, net of acquired cash. The cost of Scanvan has been preliminarily allocated to the net assets acquired and is subject to adjustment when intangible asset valuations are finalized. The acquisition of Scanvan was part of the Company's ongoing strategy to expand its relocation and moving capabilities in major regions of the world. This acquisition offered the Company a direct entrance into the Scandinavian market, where it historically had a limited presence. The aggregate consideration for Scanvan was developed assessing both a multiple of earnings and cash flow as well as its complementary geographic locations.

        On July 29, 2002, the Company acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, "Rowan Simmons"), a U.K.-based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for $14,242. The acquisition of Rowan Simmons provided the Company with an entrance into the U.K. corporate relocation market, one of the largest individual markets in Europe, and represented the continued strategic expansion of the Company's global corporate relocation service offering. The Company's decision to acquire Rowan Simmons was determined based on the need to service its relocation services customers throughout the world. The aggregate consideration was developed assessing a multiple of profits and cash flow as well as the strategic value to the Company for establishing this portion of its global relocation footprint. The European presence afforded by Rowan Simmons enabled the Company to immediately address the needs of larger relocation services customers and substantially strengthened the Company's global relocation services product offering. These factors made Rowan Simmons attractive to the Company and were a factor in the determination of purchase consideration, which after allocation to the acquired tangible assets and liabilities and acquired intangible assets, resulted in the recognition of goodwill. The values attributed to identified intangible assets were determined based on an independent third-party valuation. The purchase price was funded from the proceeds of a bank loan. The cost to acquire Rowan Simmons has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in acquired goodwill, customer relationships and covenants not to compete of $11,428, $3,500 and $500, respectively, none of which is expected to be deductible for tax purposes. Rowan Simmons is included within the Relocation Solutions—Europe and Asia Pacific segment.

        On May 3, 2002, the Company, through two wholly owned subsidiaries, purchased the business conducted by CRS that provides comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC ("SIRVA Relocation"), which is directly owned by NAVL, purchased the non-mortgage lending operations net assets and equity from CRS. The mortgage lending operations were purchased by the other subsidiary, CMS Holding, which is directly owned by the Company. The acquisition of CRS represented the first stage of the Company's strategy of expanding its corporate relocation service offering, and provided a corporate relocation services business within the United States from which to expand the Company's customer base in this market. The Company believed that CRS had a strong reputation for quality and customer service and a product offering that was unique in the industry. The aggregate consideration was developed assessing a multiple of profits and cash flow, as well as the value to the Company for establishing itself as a significant provider of high-quality corporate relocation services. The ability to immediately expand our presence in the market, acquire a talented workforce, provide a combined moving and relocation service offering to respond to customer demand, create substantial cross-selling opportunities to provide moving services to relocation customers and relocation services to moving customers, and market CRS's unique product offering were key factors in the determination of purchase consideration, which after allocation to the acquired tangible assets and liabilities and acquired intangible assets, resulted in the recognition of goodwill. The values attributed to identified intangible assets were determined based on an independent third-party valuation.

        The combined cash purchase price for the acquisitions was $60,000, of which $3,500 was paid for the assets of the mortgage lending operations. Of the total purchase price, $45,000 was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by CMS Holding. The cash purchase price for the acquisition, as well as $24,133 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds of $40,000 of cash from the sale of 8,929,605 shares of the Company's common stock to Fund VI, and the incurrence of $50,000 additional senior indebtedness by the Company. The cost to acquire CRS has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $55,628 customer relationships of $29,100 and covenants not to compete of $6,300. The amortization periods for the definite-lived intangibles are 15 years and 5 years for the customer relationships and covenants not to compete, respectively. Of the $55,628 of acquired goodwill, an amount of $30,702 is expected to be deductible for tax purposes. CRS is included within the Relocation Solutions—North America segment.

        On April 12, 2002, the Company purchased the NAIT business conducted by VCW, a leading provider of insurance services to independent contract truck drivers, and by certain of its affiliates, including the National Association of Independent Truckers, Inc., for $25,359 in cash, $3,611 in assumed net liabilities, a deferred amount of $3,000 payable subject to maintaining a certain number of insured members as of December 31, 2002 and 2003 and an actuarially determined amount of $7,428 to be paid during 2003 and 2004, based on insurance losses incurred with respect to policies issued during the year ended December 31, 2001. Through its Transguard unit, the Company offers insurance products tailored to the needs of the transportation industry that provide attractive financial returns. Historically, the primary market for these and other fleet services was the Company's network affiliates. The acquisition of NAIT expanded the potential sales channel for the Company's pre-existing insurance and fleet services to the member base of NAIT. The aggregate consideration for this acquisition was developed assessing both a multiple of profits and cash flow as well as the anticipated synergy benefits that were expected from cost efficiencies and further market penetration. The ability to sell our existing Network Services offerings to the NAIT membership base, cost efficiencies and further market penetration were significant factors in the determination of purchase consideration, which after allocation to the acquired tangible assets and liabilities and acquired intangible assets, resulted in the recognition of goodwill. The values attributed to identified intangible assets were determined based on an independent third-party valuation. NAIT is now part of TransGuard General Agency. The National Association of Independent Truckers is an association of approximately 26,500 independent contract truck drivers that provides its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from existing cash and investment balances and $20,000 of cash from the sale of 4,464,818 shares of the Company's common stock to Fund VI. The cost to acquire NAIT has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation has resulted in acquired goodwill of $19,750, trade name of $12,300, member relationships of $3,200 and a covenant not to compete of $5,800. The amortization periods for the definite-lived intangibles are 8 years for member relationships and 5 years for the covenant not to compete. All of the acquired goodwill is expected to be deductible for tax purposes. NAIT is included within the Network Services segment.

        The following unaudited pro forma consolidated information presents the results of operations of the Company as if the acquisitions of CRS, NAIT and Rowan Simmons had taken place at the beginning of each period presented:

	Year Ended December 31, 2002	Year Ended December 31, 2001
Operating revenues	$2,224,460	$2,355,696

Income (loss) before cumulative effect of accounting change	22,631	(10,832)
Cumulative effect of accounting change, net of tax	—	(843)

Net income (loss)	$22,631	$(11,675)

Basic net income (loss) per share before cumulative effect of accounting change	$0.37	$(0.34)
Cumulative effect of accounting change, net of tax	—	(0.02)

Basic net income (loss) per share after cumulative effect of accounting change	$0.37	$(0.36)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.37	$(0.34)
Cumulative effect of accounting change, net of tax	—	(0.02)

Diluted net income (loss) per share after cumulative effect of accounting change	$0.37	$(0.36)

        The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combinations been in effect on January 1, 2001, or of future results of operations.

        The following summary presents the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisitions:

	NAIT	Rowan Simmons	CRS
Assets
Total current assets	$129	$4,034	$104,767
Property and equipment, net	293	347	6,206
Goodwill	19,750	11,428	55,628
Trade name	12,300	—	—
Customer relationships	—	4,000	29,100
Member relationships	3,200	—	—
Covenants not to compete	5,800	1,000	6,300

Total assets	$41,472	$20,809	$202,001

Liabilities and Stockholders' Equity
Mortgage warehouse facility	$—	$—	$26,572
Other current liabilities	4,033	3,631	81,144
Long-term liabilities	—	1,500	5,944
Stockholders' equity	37,439	15,678	88,341

Total liabilities and stockholders' equity	$41,472	$20,809	$202,001

(3)    Cash and Cash Equivalents

        Cash and cash equivalents included $34,547 and $22,422 at December 31, 2003 and 2002, respectively, relating to the Company's wholly owned insurance subsidiaries. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is, in turn, generally restricted by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations and the ability of an insurer to pay dividends to its shareholders. Based on statutory requirements at December 31, 2003, the maximum amount of ordinary dividends payable to the Company by its insurance subsidiaries during 2004 without the prior approval of appropriate regulatory authorities is $12,552.

(4)    Other Current Assets

        Other current assets consisted of the following:

	December 31, 2003	December 31, 2002
Prepaid expenses	$16,715	$15,329
Supplies inventory	9,470	8,086
Current portion of contracts receivable, net of allowance for doubtful accounts of $2 and $116, respectively	2,511	4,664
Resale equipment inventory	1,034	1,662
Recoverable income taxes	903	490
Other	2,574	1,369

	$33,207	$31,600

(5)    Investments

        Investments consisted primarily of marketable debt and equity securities held by the Company's insurance subsidiaries and also joint ventures of $0 and $287 at December 31, 2003 and 2002, respectively. The marketable security investments included:

		December 31, 2003				December 31, 2002
	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses
Current
Available-for-sale
Money market funds	$7,759	$7,759	$—	$—	$7,062	$7,062	$—	$—

Total current	$7,759	$7,759	$—	$—	$7,062	$7,062	$—	$—

Noncurrent
U.S. government bonds	$1,184	$1,246	$3	$(65)	$8,241	$8,239	$2	$—
Asset-backed securities	35,816	36,341	286	(811)	20,876	19,932	1,337	(393)
Municipal bonds	3,771	3,842	8	(79)	1,619	1,594	25	—
Corporate bonds	28,553	29,588	616	(1,651)	19,907	21,123	1,093	(2,309)
Preferred and common stock	8,263	7,988	354	(79)	7,280	8,385	318	(1,423)
Other invested assets	6,942	6,942	—	—	4,211	4,211	—	—

Available-for-sale	84,529	85,947	1,267	(2,685)	62,134	63,484	2,775	(4,125)
Held-to-maturity
U.S. government bonds	4,281	4,281		—	4,498	4,498	—	—
Municipal bonds	1,445	1,445

Total noncurrent	$90,255	$91,673	$1,267	$(2,685)	$66,632	$67,982	$2,775	$(4,125)

The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
	Fair Value 2003	Unrealized Losses	Fair Value 2003	Unrealized Losses	Fair Value 2003	Unrealized Losses
Noncurrent
Available-for-Sale
U.S. government bonds	$1,184	$(65)	$—	$—	$1,184	(65)
Asset-backed securities	16,112	(341)	584	(470)	16,696	(811)
Municipal bonds	2,849	(79)	—		2,849	(79)
Corporate bonds	4,879	(1,578)	786	(73)	5,665	(1,651)
Preferred stock	269	(49)	980	(30)	1,249	(79)

	$25,293	$(2,112)	$2,350	$(573)	$27,643	$(2,685)

        The Company has two asset-backed securities in a continuous loss position for more than twelve months totaling $470 at December 31, 2003. As these securities move towards the maturity date, price fluctuations will subside as prices will reflect the receipt of par at maturity date. Likewise, two corporate bonds and two preferred stock investments have unrealized losses of $73 and $30, respectively. Based on consultation with the Company's investment advisors, and based on a combination of recapitalizations, improved cash flows, rating upgrades and resulting improvements in unrealized loss positions, the Company has concluded that the impairments are not other than temporary.

        Investments with continuous losses for less than twelve months are a result of rising interest rates. The Company invests in A-rated or better fixed income securities with an average life of 6 years. These securities are performing in line with expectations at the time of purchase. As these securities move towards the maturity date, price fluctuations will subside as prices will reflect the receipt of par at maturity date.

        Marketable security investments are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to these risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported on the balance sheet. The Company holds investments in certain debt securities with the following aggregate maturities as of December 31, 2003:

Year	Held-to-Maturity Cost	Available-for-Sale Fair Value
2004	$—	$7,759
2005-2009	1,903	13,341
2010-2014	3,823	14,254
Thereafter	—	41,729

	$5,726	$77,083

        As of December 31, 2003, the Company holds investments of $8,263 in preferred and common stock and $6,942 in mutual funds, which have an indefinite maturity.

        For the years ended December 31, 2003, 2002 and 2001, realized gains on sales of marketable security investments were $3,762, $2,121 and $5,424, respectively.

(6)    Property and Equipment

        Property and equipment consisted of the following:

	December 31, 2003	December 31, 2002
Land	$2,893	$2,607
Buildings and improvements	54,063	41,730
Transportation equipment	113,016	102,589
Warehouse equipment	74,646	62,368
Computer equipment and software	119,818	96,014
Furniture, office equipment and other	15,769	14,572
Projects in process	13,428	14,548

	393,633	334,428
Less accumulated depreciation	(212,648)	(163,171)

	$180,985	$171,257

(7)    Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following:

	December 31, 2003	December 31, 2002
Goodwill	$369,220	$345,226
Less accumulated amortization	14,079	14,079

	$355,141	$331,147

Intangible assets:
Trade names	$195,000	$191,400
Less accumulated amortization	12,429	12,429

	182,571	178,971
Customer relationships	38,930	33,600
Less accumulated amortization	4,072	1,430

	34,858	32,170
Member relationships	3,200	6,100
Less accumulated amortization	1,310	572

	1,890	5,528
Covenants not to compete and other	13,833	13,400
Less accumulated amortization	4,793	1,892

	9,040	11,508
Total intangible assets	250,963	244,500
Less accumulated amortization	22,604	16,323

	$228,359	$228,177

The changes in the amount of goodwill are as follows:

	2003	2002
Balance as of January 1	$331,147	$247,558
Goodwill acquired:
NAIT	—	16,826
CRS	—	55,373
Rowan Simmons	—	10,666
Scanvan	17,020	—
Other acquisitions and adjustments	6,974	724

Balance as of December 31	$355,141	$331,147

        SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Trade names include the brand names northAmerican, Allied, Pickfords, Allied Pickfords and NAIT. Goodwill and trade names have been identified as having indefinite useful lives and were tested for impairment, using discounted estimated cash flows, consistent with the provisions of SFAS 142. The Company completed such testing and determined that there was no impairment of goodwill and trade names as of December 31, 2003.

        The amount of goodwill attributable to each reportable business segment was as follows:

	December 31, 2003	December 31, 2002
Relocation Solutions—North America	$138,134	$137,974
Relocation Solutions—Europe and Asia Pacific	147,317	127,886

Global Relocation Solutions	285,451	265,860
Network Services	66,042	61,639
Transportation Solutions	3,648	3,648

	$355,141	$331,147

        The following represents a comparison of results adjusted to exclude goodwill and trade names amortization expense:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income (loss), as reported	$18,950	$20,821	$(16,884)
Amortization of goodwill and trade names	—	—	10,906
Income tax provision	—	—	(974)

Adjusted net income (loss)	$18,950	$20,821	$(6,952)

Basic net income (loss) per ordinary share, as reported	$0.29	$0.33	$(0.48)
Amortization of goodwill and trademarks	—	—	$0.25
Income tax provision	—	—	$(0.02)

Adjusted basic net income (loss) per ordinary share	$0.29	$0.33	$(0.25)

Diluted net income (loss) per ordinary share, as reported	$0.27	$0.33	$(0.48)
Amortization of goodwill and trademarks	—	—	$0.25
Income tax provision	—	—	$(0.02)

Adjusted diluted net income (loss) per ordinary share	$0.27	$0.33	$(0.25)

        Amortization expense for definite-lived intangibles for the years ended December 31, 2003, 2002 and 2001 was $6,149, $3,894 and $10,906, respectively.

        Amortization of definite-lived intangible assets for the next five years is as follows:

December 31, 2003
2004	$7,343
2005	6,798
2006	6,543
2007	4,491
2008	3,461

$28,636

(8)    Other Current Liabilities

        Other current liabilities consisted of the following accruals:

	December 31, 2003	December 31, 2002
Unearned premiums and other deferred credits	$59,331	$42,732
Compensation and benefits	29,802	30,684
Outstanding checks	13,759	16,809
Customer relocation expense	12,980	6,592
Customer and agent incentives	12,772	8,412
Sales, fuel and other non-income taxes	10,558	15,902
General and administrative	10,224	7,837
Interest and interest swap agreements	3,917	3,720
Deferred purchase price consideration	3,357	7,072
Facilities expense	909	4,870
Restructuring expense	392	514
Other	10,145	9,619

	$168,146	$154,763

(9)    Income Taxes

        (a) Provision (Benefit) for Income Taxes

        The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

        The components of income (loss) before income taxes and cumulative effect of accounting change are:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
U.S. operations	$(2,237)	$11,168	$(41,448)
Foreign operations	30,923	21,284	24,761

	$28,686	$32,452	$(16,687)

        The provision (benefit) for income taxes includes:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Current:
Federal	$127	$3,063	$(3,802)
Foreign	8,508	7,894	6,225
State	483	1,322	938

Total current taxes	9,118	12,279	3,361
Deferred:
Federal	2,246	397	(3,003)
Foreign	(1,177)	(402)	2,613
State	(451)	(643)	(3,102)

Total deferred taxes	618	(648)	(3,492)

Provision (benefit) for income taxes	$9,736	$11,631	$(131)

        (b) Reconciliation of Statutory Rate to Effective Rate

        Total income taxes as reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Federal income tax at statutory rate	$10,040	$11,358	$(5,840)
State income taxes, net of federal tax benefit	21	441	(1,407)
Foreign income taxes	(2,029)	551	3,066
Intangibles amortization	—	—	2,161
Other—net	1,704	(719)	1,889

Provision (benefit) for income taxes	$9,736	$11,631	$(131)

        (c) Deferred Tax Assets and Liabilities

        Deferred taxes related to the following:

	December 31, 2003	December 31, 2002
Deferred tax assets:
Property and equipment	$—	$228
Reserves, including casualty and other claims	27,163	27,481
Employee benefits	6,883	6,372
Taxes other than income taxes	2,041	1,841
Postretirement benefits other than pensions	9,181	10,143
Net operating loss carryforwards	27,457	20,088
Pension obligation	13,207	16,266
Unrealized gains and other	7,318	12,145

Total gross deferred tax assets	93,250	94,564
Less valuation allowance	660	646

Net deferred tax asset	92,590	93,918

Deferred tax liabilities:
Foreign earnings	4,319	4,319
Property and equipment	6,291	5,305
State income taxes	3,680	1,988
Intangibles	77,022	71,886

Total gross deferred tax liabilities	91,312	83,498

Net deferred tax assets	1,278	10,420
Less net current deferred tax assets	37,126	37,151

Net long-term deferred tax liability	$35,848	$26,731

        At December 31, 2003 and 2002, a valuation allowance has been established due to the uncertainty of realization of foreign net operating loss ("NOL") carryforwards. The net change in the total valuation allowance for the period ended December 31, 2003 was an increase of $14. The increase was the result of additional losses generated in jurisdictions where realization is uncertain. Federal NOL carryforwards expire between the years 2019 through 2023 and state NOL carryforwards expire between the years 2004 through 2023. Management believes it is more likely than not all other domestic deferred tax assets will be realized based on the Company's anticipated future taxable earnings or available tax planning alternatives.

        Deferred U.S. federal income taxes and non-U.S. withholding taxes have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $57,197 and $31,320 of undistributed earnings of its foreign subsidiaries as of December 31, 2003 and 2002, respectively, because such earnings are intended to be reinvested indefinitely.

        (d) Taxing Authority Reviews

        Consolidated federal income tax returns of the Company, while owned by NS, have been examined and Revenue Agent Reports have been received for all years up to and including 1998. The Company is currently under examination for the years 1999 and 2000. NS will indemnify the Company for any tax liabilities prior to the 1998 Acquisition to the extent they were not accrued at the purchase date. Consolidated federal income tax returns of Allied have been examined and Revenue Agent Reports have been received for all years up to and including the Allied fiscal year ended September 30, 1995. Exel plc, will indemnify the Company for any Allied Acquisition companies' tax liabilities related to periods prior to the Allied Acquisition.

(10)    Short-term Debt

        Short-term debt consisted of the following:

	December 31, 2003	December 31, 2002
Foreign subsidiaries' lines of credit	$848	$1,074
Mortgage warehouse facility	55,509	41,893
Relocation financing facilities	40,073	15,432
Rowan Simmons note payable	—	14,000

	$96,430	$72,399

        Certain wholly owned foreign subsidiaries maintain credit facilities totaling $22,765. Interest is payable monthly or quarterly at the base lending rate plus margins between .85% and 1.75% (effective rates between 3.60% and 8.55% as of December 31, 2003). Commitment fees range from 0% to .60% on the non-utilized portion of an applicable credit facility. As of December 31, 2003 and 2002, the outstanding balance was $848 and $1,074, respectively. The Company has $6,761 of bank guarantees issued against these credit lines at December 31, 2003. Certain of these facilities are guaranteed by the Company.

        A subsidiary, SIRVA Mortgage, Inc., maintains a $100,000 revolving warehouse facility with an outstanding balance of $55,509 at December 31, 2003. Interest is payable monthly at London Interbank Offered Rate ("LIBOR") plus 1.50% to 3.00% (effective rate of 2.95% at December 31, 2003). A commitment fee of 0.125% is charged on the entire facility and is payable quarterly. $50,000 of the facility matures on July 31, 2004, and the remaining $50,000 matures on July 31, 2005.

        A subsidiary, SIRVA Finance Limited, and various subsidiaries of SIRVA Relocation LLC, maintain relocation financing lines in the amount of $68,711 with various European banks. The Company has an outstanding balance of $40,073 on December 31, 2003. Interest is payable monthly or quarterly depending on the lenders, at a rate of LIBOR plus 0.60%-1.50% (effective rate of 4.5%-5.4% on December 31, 2003). A commitment fee between 0% and 0.125% is charged on the undrawn balances.

        In connection with the acquisition of Rowan Simmons, the Company incurred a $14,000 note payable with a bank. Interest was paid on its maturity date of April 26, 2003 and was calculated at LIBOR plus 0.75% (effective rate of 2.17%) at December 31, 2002.

(11)    Long-term Debt

        On December 1, 2003, in connection with the Offering, the Company effected a refinancing of its existing senior credit facility with a new $600,000 senior credit facility through SIRVA Worldwide. The SIRVA Worldwide credit agreement (the "Credit Agreement") with J.P. Morgan Chase Bank and a consortium of other lenders consists of a $175,000 revolving credit facility (the "Revolving Credit Facility") and a $425,000 term loan obligation under the Credit Agreement all senior secured, and collateralized by substantially all of the assets of the Company.

        For the year ended December 31, 2003, the Company recognized $37,588 of debt extinguishment expense, consisting of $24,951 of bond tender premium on the 13 3/8% senior subordinated notes, a $12,637 write-off of deferred debt issuance costs on the prior senior credit facility and indenture and a $1,308 write-off of unrecognized interest rate hedging losses in connection with the debt refinancing to interest expense.

        The Company's previous credit agreement bore interest at variable interest rates and consisted of a revolving credit facility and two term loans: Note Payable—Tranche A and Note Payable—Tranche B, which were paid off as a result of the refinancing and the Offering. The revolving credit facility was due in November 2006. The term loans were due in 2006 and 2007.

        The previous credit agreement, as amended and restated, governing Note Payable—Tranche A, Note Payable—Tranche B and the revolving credit facility contained a number of covenants that limited, among other things, the incurrence of additional indebtedness, the incurrence of capital lease obligations and purchase of operating property, and the payment of dividends. The previous credit agreement also required the Company to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio, and includes a general lien on certain of the Company's assets. The agreement also included certain cross-default provisions such that a default under any other loan agreements by the Company would cause a default in the Credit Agreement.

        Long-term debt consisted of the following:

	December 31, 2003	December 31, 2002
Revolving credit facility	$—	$27,000
Term loan	415,000	—
Note payable—Tranche A	—	120,000
Note payable—Tranche B	—	209,887
Senior subordinated notes	11,025	150,000
Senior discount loan	—	56,578
Other	1,998	16,657

Total debt	428,023	580,122
Less current maturities	560	22,412

Total long-term debt	$427,463	$557,710

        (a) Revolving Credit Facility

        Under the Revolving Credit Facility, as amended and restated, SIRVA Worldwide may borrow up to $175,000, which includes a $10,000 swing line subfacility and a $50,000 letter of credit subfacility, until its scheduled maturity on December 1, 2009. Advances must be made in increments of no less than $5,000 or multiples of $1,000 in excess thereof. If lesser amounts are required, then the swing line subfacility may be activated. Borrowing under the Revolving Credit Facility was $0 at December 31, 2003. A commitment fee of 0.5% is charged on the unused portion of the Revolving Credit Facility and is payable quarterly. SIRVA Worldwide had outstanding letters of credit of $11,045 at December 31, 2003, primarily in conjunction with its insurance agreements. SIRVA Worldwide has available credit of $163,955 at December 31, 2003.

        Interest is payable at ABR rates (based on prime), plus a margin of 1.25% (effective rate of 5.25% as of December 31, 2003) or LIBOR, plus a margin of 2.25% (effective rate of 3.42% as of December 31, 2003). The weighted-average interest rate for the year ended December 31, 2003 was 3.58%. The rate selected is determined by the facility/subfacility from which the borrowings are drawn, the maturity date of the loan and the required notice of the borrowing. ABR interest is payable at the end of each quarter, and LIBOR interest is payable in arrears on the last day of the loan period for loans less than three months and at the end of each quarter for loans greater than three months. Principal is repaid as funds are available.

        (b) Term Loan

        SIRVA Worldwide has $415,000 of term debt outstanding at December 31, 2003. Principal and interest payments are paid quarterly commencing on March 31, 2004 through maturity on December 1, 2010. Interest is payable at ABR plus 1.50% or LIBOR plus 2.50%. Rates are subject to a 0.25% reduction upon obtainment of qualifying reductions in our leverage ratio. The loan was accruing interest at LIBOR plus 2.50% (3.67%) on December 31, 2003.

        The Credit Agreement governing the term loan and the Revolving Credit Facility contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of capital lease obligations and purchase of operating property, and the payment of dividends to the Company. While the Credit Agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide's subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company's operating expenses in the ordinary course of business. The Credit Agreement also requires SIRVA Worldwide to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio beginning on March 31, 2004, and includes a general lien on certain of SIRVA Worldwide's assets. The agreement also includes certain cross-default provisions such that a default under any other loan agreements in excess of an amount defined as material by SIRVA Worldwide would cause a default in the Credit Agreement.

        (c) Senior Subordinated Notes

        In connection with the Allied Acquisition, the Company, through its wholly owned subsidiary, NAVL, issued $150,000 aggregate principal amount of 13 3/8% Senior Subordinated Notes ("Senior Subordinated Notes") due December 1, 2009. Each note bears interest at a rate of 13 3/8% per annum and is payable in semiannual installments on June 1 and December 1 each year to holders of record at the close of business on the May 15 or November 15 immediately preceding the interest payment date.

        The Senior Subordinated Notes are unsecured senior subordinated indebtedness of NAVL. They are subordinated in right of payment, as set forth in the Senior Subordinated Notes Indenture ("Indenture"), to the payment when due in full cash of all existing and future senior indebtedness of NAVL. These Senior Subordinated Notes have been guaranteed by certain domestic subsidiaries of NAVL.

        In connection with the Offering, the Company retired $138,975 of these notes. The notes were retired via a purchase and consent offering that included the adoption of amendments to the indenture eliminating or modifying provisions contained therein. Significant changes included elimination of SEC reporting requirements for NAVL, limitation on indebtedness and limitation on sales of assets.

        (d) Senior Discount Loan

        In connection with the Offering, the Company redeemed its Senior Discount Loan for $65,157 of accreted value. The Senior Discount Loan was due in December 2007, and had accreted at a rate of 16.0% per annum.

        (e) Other

        In connection with the Offering, the Company redeemed for $16,396 Seller Note A, which was due in May 2007, and Seller Note B, which was due in 2012.

        Future maturities of long-term debt are as follows:

December 31, 2003
2004	$560
2005	4,649
2006	4,573
2007	4,474
2008	4,510
Thereafter	409,257

$428,023

        The fair value of the Company's long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

(12)    Capital and Operating Leases

        During 2003, the Company entered into one building lease agreement and two transportation equipment lease agreements totaling $7,951 (non-cash). The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in roadworthy and appropriate condition through termination dates between 2007 and 2013. The leases do not contain purchase options.

        During 2002, the Company entered into two vehicle and one communications equipment lease agreements totaling $1,338 (non-cash). The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in roadworthy and appropriate condition through the termination dates of 2007 and 2012. The leases do not contain purchase options.

        The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company's rental expense under these operating leases was $78,713, $58,911 and $52,348 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum rental payments under capital lease obligations and operating leases at December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$5,564	$68,353
2005	5,186	56,289
2006	5,042	44,057
2007	4,006	39,457
2008	3,096	30,208
Thereafter	2,734	112,883

Total minimum lease payments	25,628	$351,247

Less interest	3,005

Present value of net minimum lease payments	22,623
Less current portion	4,551

Long-term portion of capital lease obligation	$18,072

        Assets under capital leases consist of the following:

	December 31, 2003	December 31, 2002
Transportation equipment	$27,684	$29,939
Buildings and improvements	5,023	—

	32,707	29,939
Less accumulated depreciation	(9,808)	(10,861)

	$22,899	$19,078

(13) Retirement and Postretirement Medical Plans

  (a) Defined Benefit Plans

        The Company has several defined pension plans covering substantially all of its domestic employees and certain employees in other countries. Pension benefits earned are generally based on years of service and compensation during active employment; however, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities, fixed income securities and pooled separate accounts. The funding of pension plans is determined in accordance with statutory funding requirements.

        The domestic defined pension plans were amended effective April 1, 2002, for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002, which triggered curtailment accounting treatment due to the elimination of benefits earned for future years of service. The curtailment amounts recorded are reflected in the table below.

        The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan that are unfunded nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan because of the benefit limitations imposed by Section 415 and 401(a)(17) of the Internal Revenue Code. These Plans ensure that an executive receives the total pension benefit to which he/she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the Pension Benefits table below. For the years ended December 31, 2003, 2002 and 2001, the expense associated with the Executive Retirement and Savings Plan was $195, $556 and $496, respectively.

        In addition, the Overlap Benefit Plan for various domestic employees, an unfunded, nonqualified retirement plan, provides retirement benefits forfeited by the highly compensated employees under the Qualified Plan because of the changes to the retirement plan formula that were effective April 18, 1989.

        The U.K. pension scheme was amended in December 2003 with the effective date of amendment commencing April 2004. The amendment alters the level of benefits received for a substantial portion of participants in the plan and resulted in curtailment accounting treatment. The curtailment gain did not result in any immediate income recognition for 2003. The curtailment amounts recorded are reflected in the table below.

        Information on the Company's domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated balance sheets, based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom		United Kingdom
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$104,690	$96,897	$64,306	$52,293
Service cost	16	2,660	4,233	3,793
Interest cost	6,909	6,964	3,626	3,307
Plan participants' contribution	—	—	1,565	1,764
Actuarial (gain)/loss	7,519	11,022	4,268	(1,758)
Plan amendments	—	(4,901)	—	—
Curtailments	—	(3,142)	(4,091)	—
Benefits paid	(5,223)	(5,019)	(1,762)	(644)
Currency translation	205	209	7,402	5,551

Benefit obligation at end of period	$114,116	$104,690	$79,547	$64,306

Change in Plan Assets
Fair value of plan assets at beginning of period	$65,513	$80,404	$57,915	$62,544
Actual return on plan assets	14,740	(9,979)	9,214	(12,390)
Employer contribution	2,563	12	1,548	—
Plan participants' contribution	—	—	1,565	1,764
Benefits paid	(5,109)	(4,924)	(1,762)	(644)
Currency translation	—	—	6,039	6,641

Fair value of plan assets at end of period	$77,707	$65,513	$74,519	$57,915

Funded Status Reconciliation
Funded status	$(36,409)	$(39,177)	$(5,028)	$(6,391)
Unrecognized net actuarial loss	40,375	44,636	9,334	18,169
Net transition obligation	—	—	—	(5,330)

Prepaid benefit cost	3,966	5,459	$4,306	$6,448

Minimum liability adjustment	(40,375)	(44,636)

Accrued benefit liability	$(36,409)	$(39,177)

Amounts Recognized in the Consolidated Balance Sheet
Prepaid pension asset at beginning of year	$—	$—	$6,448	$8,103
Accrued benefit liability	(36,409)	(39,177)	—	—
Accumulated other comprehensive income	40,375	44,636	—	—
Net change in prepaid benefit	—	—	(2,142)	(1,655)

Net amount recognized	$3,966	$5,459	$4,306	$6,448

        At December 31, 2003 and 2002, the Combined Plans excluding United Kingdom accumulated benefit obligation was the same as the benefit obligation noted above, due to the freezing of the plan on December 31, 2002. At December 31, 2003 and 2002, the U.K. accumulated benefit obligation was $74,489 and $57,644, respectively.

        The cumulative income tax impact of the accumulated other comprehensive income line item shown in the table above was $14,131 and $17,854 as of December 31, 2003 and 2002, respectively. The changes within stockholders' equity in Note 17 are presented net of tax.

        The following actuarial assumptions were used for the Company's benefit obligations under the plans at December 31:

	Combined Plans Excluding United Kingdom			United Kingdom
	2003	2002	2001	2003	2002	2001
Weighted-average Assumptions
Discount rate	6.25%	6.75%	7.25%	5.60%	5.60%	5.75%
Expected return on plan assets	9.00%	9.00%	9.00%	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	4.00%	4.00-5.00%	4.40%	4.00%	4.00%

        The Company's expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. In 2003, the Company maintained the expected return on plan assets at 9.00%. In developing its expected long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company's pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.7%. The Company anticipates that its investment managers will generate long-term returns of at least 9.00%.

        The rate of compensation increase for 2003 is N/A as the plan was curtailed in 2002; therefore, participants are not accruing service benefits.

        The Company's U.S. pension plan asset allocation was as follows:

	Percentage of Fair Value Plan Assets
	2004 Target	December 31, 2003	December 31, 2002
U.S. Plans Asset Category
Equity securities	60%-70%	69%	68%
Debt securities	30%-40%	30%	32%
Other	—	1%	0%

Total	100%	100%	100%

        The Company's investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the Company's plan assets is broadly characterized as a 65%/35% allocation between equity and debt securities. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed investment grade debt securities. The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company's contributions and monthly benefit payments are made.

        The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for its domestic plans and the Pensions Act 1995 for its U.K. plan. The Company is not required to make contributions in 2004, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets.

        Information on the Company's significant domestic and foreign defined benefit plans and amounts recognized in the Company's consolidated statements of operations, based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom			United Kingdom
	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2003	December 31, 2002	December 31, 2001
Components of Net Periodic Benefit Cost
Service cost	$16	$2,660	$2,926	$4,233	$3,793	$3,136
Interest cost	6,909	6,964	6,657	3,626	3,307	3,179
Expected return on plan assets	(5,785)	(7,036)	(7,837)	(4,645)	(5,411)	(5,710)
Amortization of recognized actuarial loss	2,815	1,075	135	794	827	68

Net periodic benefit cost	3,955	3,663	1,881	4,008	2,516	673
Prior service benefit curtailment gain	—	(4,531)	—	—	—	—

Net periodic benefit cost after curtailment and settlements	$3,955	$(868)	$1,881	$4,008	$2,516	$673

        The following actuarial assumptions were used to determine the Company's net pension cost for the year ended December 31:

	Combined Plans Excluding United Kingdom			United Kingdom
	2003	2002	2001	2003	2002	2001
Weighted-average Assumptions
Discount rate	6.75%	7.25%	7.50%	5.60%	5.75%	6.00%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	4.00%	4.00%	4.00%	4.00%	4.25%

        The rate of compensation increase for 2003 is N/A as the plan was curtailed in 2002; therefore, participants are not accruing service benefits.

        The Company recognizes an accrued benefit liability in its financial statements for its unfunded Excess Benefit Plan and Overlap Benefit Plan. The accrued benefit cost at December 31, 2003 and 2002 included $1,468 and $1,228, respectively, related to this liability.

        The Company's Canadian subsidiary, ALNAV Platinum Group, Inc., has a defined benefit plan (the "Canada Plan") with the benefits generally based upon years of service and the highest five-year average salary during employment. As of December 31, 2003 and 2002, the accumulated benefit obligation of accrued pension benefits was $719 and $1,494, respectively, and the aggregate market value of pension plan assets was $1,089 and $1,669, respectively. As of December 31, 2003 and 2002, the prepaid pension cost was $370 and $175, respectively. The expense associated with the plan for the years ended December 31, 2003, 2002 and 2001 was $68, $59 and $53, respectively. The Canada Plan terminated as of January 1, 2001. Pursuant to the Canadian Pension Benefits Standards Act, pension benefits accrued as of January 1, 2001 are fully vested for all affected members, and wind-up notices were distributed to them on December 27, 2000. The Office of the Superintendent of Financial Institutions has approved the wind-up report. Distribution of assets is expected to occur during 2004.

  (b) Postretirement Medical Plan

        The Company has a nonpension postretirement benefit plan for certain domestic employees that provides specific health care and death benefits to eligible retired employees. Under the present plan, which may be amended or terminated at the Company's option, a defined percentage of health care expenses is covered, after reductions for any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined in part by a retiree's years of vested service with the Company prior to retirement. Death benefits are based on a fixed amount at time of retirement.

        The plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of its domestic employees. This amendment also eliminated benefits after age 65. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that have not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amounts recorded are reflected in the table below.

	December 31, 2003	December 31, 2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$16,733	$18,990
Service cost	117	764
Interest cost	1,197	1,201
Plan participants' contribution	104	77
Actuarial loss	2,434	3,137
Plan amendments	—	(5,330)
Curtailment gains	—	(1,225)
Benefits paid	(1,453)	(881)

Benefit obligation at end of period	$19,132	$16,733

Plan Status Reconciliation and Amounts Recognized in the Consolidated Balance Sheets
Plan status	$(19,132)	$(16,733)
Unrecognized net actuarial loss	3,300	614

Accrued benefit cost and net amount recognized	$(15,832)	$(16,119)

        The following actuarial assumptions were used for the Company's postretirement benefit obligations at December 31:

	2003	2002	2001
Weighted-average Assumptions
Discount rate	6.00%	6.75%	7.25%
Health care cost trend rates	11.00%	12.00%	8.50%
	December 31, 2003	December 31, 2002	December 31, 2001
Components of Net Periodic Benefit Cost
Service cost	$117	$764	$1,158
Interest cost	1,197	1,201	1,293
Amortization of recognized actuarial (gain)/loss	(252)	(346)	12

Net periodic benefit cost	1,062	1,619	2,463
Prior service benefit curtailment gain	—	(2,839)	—

Net periodic benefit cost after curtailment	$1,062	$(1,220)	$2,463

        The following actuarial assumptions were used for the Company's net postretirement cost for the years ended December 31:

	2003	2002	2001
Weighted-average Assumptions
Discount rate	6.75%	7.25%	7.50%
Health care cost trend rate	12.00%	8.50%	7.00%

        The health care cost trend rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$152	$(131)
Effect on postretirement benefit obligation	$2,360	$(2,029)

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare ("Medicare Part D"), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation and net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

  (c) Defined Contribution Plans

        In 1994, one of the Company's U.K. subsidiaries, North American (U.K.), Ltd., established a contributory defined contribution plan for eligible employees. The plan is funded through contributions from employees, generally 3% of earnings, which are matched by the Company. The expense associated with the plan was $36, $62 and $36 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the NAVL Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Section 401(a) and 401(k) of the Internal Revenue

Code. The Company made contributions of $2,733, $0 and $1,225 for the years ended December 31, 2003, 2002 and 2001, respectively.

(14)    Postemployment Medical Plan

        The Company provides certain postemployment health care continuation benefits to inactive SIRVA Worldwide employees and their dependents during the period following employment but before retirement. A plan change was enacted in 2003 that substantially reduced the liability associated with this plan as the health care continuation benefits for inactive employees and their dependents would cease at the end of 2003. Beginning in January 2004, the inactive employees and their dependents could continue to receive benefits through the Consolidated Omnibus Budget Reconciliation Act (COBRA) for up to 29 months, with the COBRA premiums being paid by the Company. As of December 31, 2003 and 2002, the accumulated postemployment benefit obligation for such benefits was $563 and $1,936, respectively. The (income) expense associated with the plan was $(493), $152 and $789 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in 2003 plan income was a $1,045 gain from the plan amendment.

(15)    Incentive Compensation

        The Company maintains a Management Incentive Plan for certain executives and key management employees. The plan is administered by the Board of Directors, whose members do not participate in the plan. For the year ended December 31, 2001, the Company also maintained a Performance Incentive Plan for eligible employees not included in the Management Incentive Plan. The Performance Incentive Plan was discontinued after December 31, 2001. The plan was administered by the Vice President of Compensation and Benefits, who did not participate in the plan. Incentive compensation was based upon achievement of certain predetermined corporate performance goals. The expense associated with both of the incentive plans was $7,601, $4,500 and $147 for the years ended December 31, 2003, 2002 and 2001, respectively, as a component of general and administrative expense.

        In addition to the Management Incentive Plan and the Performance Incentive Plan, the Company administers several other incentive plans that were in place prior to the acquisitions of Allied, NAIT and CRS. These plans are administered by the Vice President of Compensation and Benefits and are based on achievement of certain predetermined segment performance goals. The expense associated with these plans was $1,029, $2,661 and $952 for the years ended December 31, 2003, 2002 and 2001, respectively as a component of general and administrative expense.

(16)    Other Long-Term Liabilities

        Other long-term liabilities consisted of the following:

	December 31, 2003	December 31, 2002
Long-term pension	$37,014	$39,143
Long-term post-retirement benefit	14,379	15,238
Deferred compensation	4,461	4,237
Other	7,516	13,035

	$63,370	$71,653

(17)    Stockholders' Equity, Redeemable Common Stock and Redeemable Junior Preferred Stock

        Following is an analysis of stockholders' equity, redeemable common stock and redeemable junior preferred stock:

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Common Stock	Common Stock Purchase Warrant	Additional Paid-in- Capital	Unearned Compensation	Treasury Stock	Redeemable Common Stock	Redeemable Junior Preferred Stock
Balance at December 31, 2000	$94,042	$(43,557)	$(5,641)	$413	$655	$143,097	$—	$(925)	$6,057	$26,417
Comprehensive income (loss):
Net loss	(16,884)	(16,884)	—	—	—	—	—	—	—	—
Derivative transactions:
Cumulative effect of accounting change, net of tax of $219	328	—	328	—	—	—	—	—	—	—
Unrealized hedging loss, net of tax benefit of $(1,551)	(2,326)	—	(2,326)	—	—	—	—	—	—	—
Net change in unrealized holding loss on available- for-sale securities, net of tax benefit of $(104)	(157)	—	(157)	—	—	—	—	—	—	—
Minimum pension liability, net of tax benefit of $(5,424)	(8,136)	—	(8,136)	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax benefit of $(1,371)	(2,056)	—	(2,056)	—	—	—	—	—	—	—

Total comprehensive loss	(29,231)	—	—	—	—	—	—	—	—	—
Accretion of redeemable common stock	(157)	—	—	—	—	(157)	—	—	157	—
Stock repurchases	(142)	—	—	—	—	—	—	(142)	(2,238)	—
Common stock reclass	710	—	—	2	—	708	—	—	(710)	—
Accretion of junior preferred stock	(3,364)	—	—	—	—	(3,364)	—	—	—	3,364
Taxes paid	—	—	—	—	—	—	—	—	—	(1,442)

Balance at December 31, 2001	$61,858	$(60,441)	$(17,988)	$415	$655	$140,284	$—	$(1,067)	$3,266	$28,339
Comprehensive income (loss):	—	—	—	—	—	—	—	—	—	—
Net income	20,821	20,821	—	—	—	—	—	—	—	—
Unrealized hedging gain, net of tax of $1,308	1,962	—	1,962	—	—	—	—	—	—	—
Net change in realized holding loss on available-for-sale securities, net of tax benefit of $(963)	(1,444)	—	(1,444)	—	—	—	—	—	—	—
Minimum pension liability, net of tax benefit of $(12,207)	(18,311)	—	(18,311)	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $4,471	6,706	—	6,706	—	—	—	—	—	—	—

Total comprehensive income	9,734	—	—	—	—	—	—	—	—	—
Stock repurchases	(1,181)	—	—	—	—	—	—	(1,181)	(712)	—
Issuance of common stock	61,494	—	—	137	—	61,357	—	—	4,821	—
Accretion of junior preferred stock	(3,609)	—	—	—	—	(3,609)	—	—	—	3,609
Taxes paid	—	—	—	—	—	—	—	—	—	(1,547)

Balance at December 31, 2002	$128,296	$(39,620)	$(29,075)	$552	$655	$198,032	$—	$(2,248)	$7,375	$30,401
Comprehensive income (loss):
Net income	18,950	18,950	—	—	—	—	—	—	—	—
Unrealized hedging loss, net of tax benefit of $(68)	(212)	—	(212)	—	—	—	—	—	—	—
Net change in unrealized holding gain on available-for- sale securities, net of tax of $44	(112)	—	(112)	—	—	—	—	—	—	—
Minimum pension liability, net of tax of $3,723	538	—	538	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $5,699	10,319	—	10,319	—	—	—	—	—	—	—

Total comprehensive income	29,483	—	—	—	—	—	—	—	—	—
Unearned compensation	161					3,390	(3,229)
Accretion of redeemable common stock	(352)	—	—	—	—	(352)	—	—	352	—
Redemption of redeemable common stock	—	—	—	—	—	—	—	—	(1,484)	—
Treasury stock purchase	(22)						—	(22)
Issuances of common stock	251,033	—	—	136	—	250,897	—	—	5,535	—
Stock issuance costs	(23,128)					(23,128)	—
Accretion of junior preferred stock	(1,901)	—	—	—	—	(1,901)	—	—	—	1,901
Taxes paid	—	—	—	—	—	—	—	—	—	(815)
Reclassify to junior preferred obligation	—	—	—	—	—	—	—	—	—	(31,487)
Reclassify redeemable common stock to common stock	11,778	—	—	42	—	19,584	—	(7,848)	(11,778)	—

Balance at December 31, 2003	$395,348	$(20,670)	$(18,542)	$730	$655	$446,522	$(3,229)	$(10,118)	$—	$—

  (a)    Initial Public Offering

        The Company effected an initial public offering of its common stock on November 24, 2003, pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended.

  (b)    Common Stock Purchase Warrant

        In connection with the Allied Acquisition, the Company issued a common stock purchase warrant to an affiliate of Exel plc. The warrant entitles the holder to purchase 2,773,116 shares of common stock of the Company, par value $.01 per share, at an exercise price of $12.62 per share. The warrant expires in November 2004 and contains customary anti-dilution protections. In addition, the warrant and any shares issued upon its exercise are subject to certain transfer restrictions. This warrant has been accounted for at fair value on the date of acquisition and was included in the purchase price allocation performed following the Allied Acquisition.

  (c)    Unearned Compensation

        For the year ended December 31, 2003, the Company recognized $3,537 of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of the Company's common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by the Company in respect of these transactions is $6,766. At December 31, 2003, the Company has recorded $3,229 of unearned compensation and expects to recognize $1,493, $865, $516, $272 and $83 in each of 2004, 2005, 2006, 2007 and 2008, respectively.

  (d)    Redeemable Common Stock

        Certain key employees of the Company who held common stock may have required the Company to repurchase all of the shares held upon termination by the Company without cause, or death, disability or retirement at normal retirement age. This repurchase right terminated upon the Offering and as a result, these securities were reclassified to common stock.

  (e)    Redeemable Junior Preferred Stock

        In connection with the Allied Acquisition, the Company issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel plc, having an initial liquidation preference of $24,500. The dividend rate on this junior preferred stock was 12.4% compounded quarterly and was cumulative. Due to Exel plc being a foreign entity, IRS regulations require withholding taxes to be paid with each quarterly dividend, even if the dividend is notational only. All withholding payments made by the Company reduced the price the Company paid to redeem this stock.

        As of July 1, 2003, as required by SFAS 150, the Company reclassified $31,487 of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability. The accretion of dividends of $1,901, $3,609 and $3,364 for the years ended December 31, 2003, 2002 and 2001, respectively, was accounted for as a non-cash transaction.

        In connection with the Offering, the redeemable junior preferred obligation was redeemed in full. For the year ended December 31, 2003, the Company recorded $1,815 of interest expense on the redeemable preferred obligation since July 1, 2003, which previously would have been treated as accretion of junior preferred stock dividends.

  (f)    Stock Split

        On November 7, 2003, the Company's Board of Directors approved a stock split of 3.17 for 1 of its common stock by way of a reclassification. The reclassification was effected through a restated certificate of incorporation, which the Company filed with the Secretary of State of the State of Delaware on November 10, 2003 and which became effective on November 24, 2003. The restated certificate of incorporation also increased the number of authorized shares of the Company's common stock to 500,000,000. The Company's Board of Directors and its stockholders approved the restated certificate of incorporation on November 6, 2003. Accordingly, all share and per share information in this report give effect to the reclassification.

(18)    Stock Option Plans

        Prior to the Offering, the Company maintained a stock option plan (the "Option Plan") for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan was SIRVA's Board of Directors. Under the Option Plan, Service Options and, in certain cases, Performance Options were granted with each share of stock sold to the officers and other key employees. Service Options were vested in equal annual installments on each of the first five anniversaries of the grant date. Performance Options were vested dependant on achievement of cumulative earnings targets, or if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. On January 1, 2001, the Company discontinued the granting of Performance Options.

        For the year ended December 31, 2003, the Company recognized $3,537 of non-cash equity-based compensation expense in relation to stock subscriptions and stock options grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6,766. We expect to recognize $1,493, $865, $516, $272, and $83 in each of 2004, 2005, 2006, 2007 and 2008, respectively.

        Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (the "Omnibus Plan") for any non-employee member of the Company's Board of Directors, officer or employee of the Company or any of the Company's subsidiaries, including any prospective employee, and any of the Company's consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company's common stock. The Omnibus Plan will provide for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code), stock appreciation rights, performance stock and peformance units, restricted stock and restricted stock units, and deferred stock units. Unless otherwise provided in a participant's option agreement, the exercise price of the options will be (and in 2003, was) at least equal to the closing price of the Company's common stock on the trading date immediately prior to the grant date; hence, no compensation expense is recognized.

        Information with respect to the options granted under the Option Plan is as follows:

	# of Shares	Weighted-Avg. Exercise Price
Outstanding at December 31, 2000	2,896,683	$4.22
Options granted	481,650	4.48
Options cancelled	(1,219,880)	4.31

Outstanding at December 31, 2001	2,158,453	4.24
Options granted	2,321,308	4.48
Options cancelled	(315,605)	4.48

Outstanding at December 31, 2002	4,164,156	4.35
Options granted	2,264,302	13.28
Options cancelled	(569,586)	4.37

Outstanding at December 31, 2003	5,858,872	$7.80

        The weighted-average remaining contractual life of these options is 8.36 years. At December 31, 2003, 2002 and 2001, the number of options that were exercisable were 1,538,322, 1,013,785 and 837,197, respectively.

        As of December 31, 2003, stock options outstanding have exercise prices of $3.15, $4.48, $5.84 and $18.50 per share.

(19)    Commitments and Contingencies

  (a)    Legal Matters

        The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent's drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment of $15,229 was rendered in 2002 and fully paid by the Company and two of its insurers. After certain insurance payments and reimbursements, the Company has paid $7,637, which the Company believes is fully reimbursable by insurance; however, one of the Company's several co-insurers of this case has filed suit, contesting its coverage obligations. The Company filed a counterclaim and cross-claim seeking reimbursement for all remaining amounts that the Company paid in satisfaction of the judgment and associated costs and expenses. The Company filed a motion for summary judgment in August 2003, and the judge issued a final award to the Company. TIG has recently filed a motion asking for a new trial. The Company has a reserve that the Company considers appropriate in the circumstances.

        The Company has produced and is producing records in response to grand jury subpoenas issued in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. The Company is cooperating with the investigation and understands that numerous other companies have received similar subpoenas.

        Some of the Company's moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anticompetitive practices. The investigations could expose the Company to administrative and other penalties. The Company is cooperating with the investigations, which the Company expects will take several years to complete. Management believes that, based on information currently available to it, the outcome of the Department of Justice and European antitrust investigations will not have a material adverse impact on the Company's overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company's earnings in the period in which they are recognized.

        The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, after consulting with its legal counsel, the amount of the Company's ultimate liability resulting from these matters should not materially affect the Company's financial position, results of operations or liquidity.

  (b)    Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that the cost to resolve liability at these sites will not be materially or significantly larger than the reserves established, which totaled $35 as of December 31, 2003 and 2002, respectively. These reserves are based upon the Company's allocation of the total estimated cleanup costs as a de minimis contributor, pursuant to agreed orders executed with the Indiana Department of Environmental Management and the U.S. Environmental Protection Agency. The Company has made no provision for expected insurance recovery. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

        The Company owns or has owned and leases or has leased facilities at which underground storage tanks are located and operated. Management believes that the Company has taken the appropriate and necessary action with regard to releases that have occurred. Based on its assessment of the facts and circumstances now known and after consulting with its legal counsel, management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware. Further, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material effect on the Company's financial position, results of operations or liquidity. As conditions may exist on these properties related to environmental problems that are latent or as yet unknown, there can be no assurance that the Company will not incur liabilities or costs in the future, the amount of which cannot be estimated reliably at this time.

  (c)    Purchase Commitments

        The Company has entered into certain purchase commitments of $8,098 for software licenses and transportation equipment at December 31, 2003 and $6,263 for software licenses and transportation equipment at December 31, 2002.

        On July 1, 2002, the Company entered into a 10-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as approximately 24.2% of its outstanding common stock is owned by Fund VI. As of December 31, 2003, the remaining purchase commitment was $158,954. For the years ended December 31, 2003 and 2002, the Company paid Covansys $7,407 and $2,997, respectively.

(20)    Financial Instruments

        The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. The Company does not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. Interest rate swap agreements and foreign exchange instruments with the Company's credit agreement banks are borrower obligations under the credit agreement; hence, such agreements and instruments are secured and guaranteed.

  (a)    Interest Rate Instruments

        The Company enters into interest swap agreements to manage its exposure to changes in interest rates. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense.

        The debt restructuring in 2003 constituted a terminating event for the four interest rate swap instruments. The Company recorded expense of $1,308 to recognize the unrealized loss at time of refinancing to interest expense. The Company has designated the existing interest rate swap agreements as cash flow hedges to manage floating rate exposure under the new credit facility.

        Derivative gains or losses included in accumulated other comprehensive income are reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2003, 2002 and 2001, $2,993, $4,449 and $1,900, respectively, were reclassified as interest expense. During the years ended December 31, 2003, 2002 and 2001, $28 of expense, $64 of income and $82 of expense, respectively, were recognized in earnings for ineffectiveness relating to cash flow hedges. The Company estimates that net derivative losses of $887 included in accumulated other comprehensive income at December 31, 2003 will be reclassified into earnings during the next 12 months. The following is a recap of each agreement as of December 31, 2003:

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

        The Company enters into derivative transactions to protect against the risk of adverse interest rate movements on the value of the transactions in our committed loan sales business within the Relocation Solutions segment. Changes in fair value relating to these derivatives are recognized in current period earnings. No losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2003 and 2002.

  (b)    Foreign Exchange Instruments

        From time to time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the Australian dollar, British pound sterling and euro. The contract amount of foreign currency forwards was $20,706 and $3,421 at December 31, 2003 and 2002, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $2,127 and $142 of losses and $435 of gains resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2003, 2002 and 2001, respectively, as a component of general and administrative expense.

  (c)    Convertible Bond Instruments

        The Company holds various debt securities with convertible features in the available-for-sale investment portfolio of its insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. During the years ended December 31, 2003, 2002 and 2001, $1,880, $700 and $9 of gains, respectively, from increases in the fair market value of these instruments was recorded in earnings as a component of general and administrative expense.

(21)    Earnings Per Share

        A reconciliation of net income (loss) to net income (loss) available to common stockholders and basic to diluted share amounts is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income (loss)	$18,950	$20,821	$(16,884)
Less preferred share dividends	(1,901)	(3,609)	(3,364)
Less accretion of redeemable common stock	(331)	—	(157)

Net income (loss) available to common stockholders	$16,718	$17,212	$(20,405)

Basic weighted-average common shares outstanding	58,104,742	51,712,625	42,308,361
Assumed conversion of stock options and awards	2,829,126	119,611	—

Diluted weighted-average common shares outstanding	60,933,868	51,832,236	42,308,361

        Potentially dilutive securities totaling 137,664 shares in 2001 have not been included in the determination of diluted net loss per share as their inclusion would be anti-dilutive in that period.

(22)    Operating Segments

        The Company has four reportable segments: 1) Relocation Solutions-North America, 2) Relocation Solutions-Europe and Asia Pacific, together forming Global Relocation Solutions, 3) Network Services, and 4) Transportation Solutions. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with operating revenues reflected in the segment responsible for billing the end customer.

  Global Relocation Solutions

        The Company's Global Relocation Solutions business provides a combination of relocation services, global mobility services and moving and storage services that are tailored by geographic region to the specific customer needs. Global Relocation Solutions comprises the Relocation Solutions-North America and the Relocation Solutions-Europe and Asia Pacific reportable segments. This business provides the following services:

  •
  Relocation Services: Relocation services include realtor services for home sales and purchases, tax and expense management and closing and destination services.

  •
  Global Mobility Services: These services include assignment management programs, destination services to identify housing, schools and other critical client needs, as well as expatriate tax and expense management services.

  •
  Moving and Storage Services:

  •
  Household Goods: The Company provides worldwide household goods moving and storage services, including sales, packing, loading, transportation, delivery and warehousing. In the United States and Canada, moving and storage services are provided through a network of exclusive agents. Outside of the United States and Canada, the Company provides these services through a network of company-owned branches throughout the United Kingdom, Europe and the Asia Pacific regions.

  •
  Commercial Customers: The Company provides a broad portfolio of services to commercial customers, including office and industrial relocations and records management.

  •
  Transportation of High-Value Products: The Company provides customized solutions to facilitate the movement of high-value products that require specialized transport and handling, such as electronics, telecommunications, medical equipment and fine art.

  Network Services

        The network services business offers insurance programs, such as auto liability, occupational accident, physical damage, cargo and warehouse insurance coverage, to a network of agents, owner operators and drivers as well as independent third-parties. The Company also offers fleet services, or a broad array of vehicle and supply purchase programs, as well as vehicle repair services.

  Transportation Solutions

        The Company provides logistic and transportation solutions to customers that require transportation management capabilities, inventory visibility at the serialized level and in-transit merge delivery solutions that are coordinated at the item level to deliver commercial goods that require specialized handling in a timely manner with the appropriate equipment.

        The tables below represent information about operating revenues, depreciation and amortization, income (loss) from operations and total assets by segment used by the chief operating decision-maker of the Company as of and for the years ended December 31, 2003, 2002 and 2001:

December 31, 2003:	Operating Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Relocation Solutions—North America	$1,602,924	$22,492	$59,760	$809,590
Relocation Solutions—Europe and Asia Pacific	478,167	19,695	30,162	449,542

Global Relocation Solutions	2,081,091	42,187	89,922	1,259,132
Network Services	163,178	3,890	36,711	267,487
Transportation Solutions	105,590	1,981	4,108	22,738
Corporate	—	—	(4,590)	—

Consolidated Totals	$2,349,859	$48,058	$126,151	$1,549,357

December 31, 2002:	Operating Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations	Total Assets(2)
Relocation Solutions—North America	$1,544,438	$23,017	$40,993	$745,025
Relocation Solutions—Europe and Asia Pacific	407,972	16,941	24,840	372,588

Global Relocation Solutions	1,952,410	39,958	65,833	1,117,613
Network Services	125,042	3,118	26,452	221,444
Transportation Solutions	108,194	1,173	3,274	18,478
Corporate	—	—	(1,298)	—

Consolidated Totals	$2,185,646	$44,249	$94,261	$1,357,535

December 31, 2001:	Operating Revenues	Depreciation and Amortization(1)	Income (Loss) from Operations
Relocation Solutions—North America	$1,652,135	$25,871	$15,142
Relocation Solutions—Europe and Asia Pacific	387,081	20,104	25,976

Global Relocation Solutions	2,039,216	45,975	41,118
Network Services	84,210	659	18,478
Transportation Solutions	125,877	2,108	(6,294)
Corporate	—	—	(785)

Consolidated Totals	$2,249,303	$48,742	$52,517

(1)
Depreciation and amortization is composed of depreciation, goodwill amortization (prior to January 1, 2002), intangibles amortization in 2003 and 2002 and deferred agent contract amortization.

(2)
Total assets by segment are specific assets such as trade receivables and property and equipment. Assets also included allocated assets such as computer hardware and software, contracts receivable associated with equipment sales, deferred taxes, goodwill and intangible assets.

        Specified items related to segment assets:

	Year Ended December 31, 2003 Capital Expenditures	Year Ended December 31, 2002 Capital Expenditures	Year Ended December 31, 2001 Capital Expenditures
Relocation Solutions—North America	$8,342	$13,429	$27,195
Relocation Solutions—Europe and Asia Pacific	12,346	18,335	20,840

Global Relocation Solutions	20,688	31,764	48,035
Network Services	6,891	1,648	44
Transportation Solutions	1,004	51	269
Corporate	—	—	—

Consolidated Totals	$28,583	$33,463	$48,348

        Operating revenues and long-lived asset information by geographic area as of and for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Operating Revenues	Long-lived Assets	Operating Revenues	Long-lived Assets	Operating Revenues
United States	$1,805,094	$453,450	$1,723,692	$460,003	$1,799,200
Foreign	544,765	311,035	461,954	270,578	450,103

Total	$2,349,859	$764,485	$2,185,646	$730,581	$2,249,303

        Foreign revenue is based on the country in which the sales originated, principally in the United Kingdom, Continental Europe and Australia. Long-lived assets are composed of property and equipment, net and goodwill and intangible assets, net.

(23)    Restructuring and Unusual Items

        The following table provides details of restructuring for the year ended December 31, 2003:

	Restructuring Accrual as of December 31, 2002	Restructuring	Payments	Restructuring Accrual as of December 31, 2003
Transportation Solutions Parts Centers
Building leases and other	$514	$—	$(122)	$392

Total	$514	$—	$(122)	$392

        The following table provides details of restructuring for the year ended December 31, 2002:

	Restructuring Accrual as of December 31, 2001	Restructuring Credit	Payments	Restructuring Accrual as of December 31, 2002
Transportation Solutions Parts Centers
Severance cost	$40	$—	$(40)	$—
Building leases and other	2,197	(942)	(741)	514

Total	$2,237	$(942)	$(781)	$514

        The following table provides details of restructuring for the year ended December 31, 2001:

	Restructuring Accruals as of December 31, 2000	Restructuring Charge	Other Adjustments	Asset Impairment	Payments	Restructuring Accruals as of December 31, 2001
Fast Forward Program
Severance cost	$418	$—	$292	$—	$(710)	$—
Outplacement services and other	257	—	(247)	—	(10)	—

Total restructuring cost	675	—	45	—	(720)	—

Allied Acquisition
Severance cost	335	—	(170)	—	(165)	—
Other	65	—	112	—	(177)	—

Total restructuring cost	400	—	(58)	—	(342)	—

Branch System
Severance cost	135	595	—	—	(730)	—

Total restructuring cost	135	595	—	—	(730)	—

Business Needs Staffing Adjustment
Severance cost	751	429	15	—	(1,195)	—

Total restructuring cost	751	429	15	—	(1,195)	—

Transportation Solutions Parts Centers
Severance cost	—	969	(325)	—	(604)	40
Building leases	—	2,167	353	—	(403)	2,117
Asset impairment	—	772	(79)	(576)	(37)	80

Total restructuring cost	—	3,908	(51)	(576)	(1,044)	2,237

Total	$1,961	$4,932	$(49)	$(576)	$(4,031)	$2,237

  (a)    Fast Forward Program

        In January 1999, with the help of outside consultants, the Company initiated the Fast Forward Program, which was a detailed evaluation of its existing cost structure. The program was composed of a number of initiatives, primarily relating to employee redundancy. The charges included estimated severance costs for 237 employees across all operating divisions of the Company, outplacement services and other costs. None of these charges related to the Allied Acquisition. A total of 188 employees were terminated. The remaining employees transferred to other divisions or left the Company voluntarily. During 2000, the Fast Forward Program was completed, with remaining severance costs paid in 2001.

  (b)    Allied Acquisition

        Included in the acquisition purchase price allocation were restructuring charges related to the Allied Acquisition, which reflect certain severance and relocation costs the Company incurred to effect a worldwide integration plan for Allied's operations. A total of 66 employees were terminated, and 55 were relocated. In 2000, based on an evaluation of the remaining amount needed, a reduction of $1,555 was made to the restructuring accrual, which was offset by an adjustment to goodwill. During 2000, the program was completed, with remaining severance costs paid in 2001.

  (c)    Branch System

        In 2000, the Company's Relocation Solutions—Europe and Asia Pacific segment initiated programs in its U.K. operations in an effort to restructure its branch system and to eliminate management redundancy within its Pickfords Vanguard unit, reducing headcount by 93 employees. Charges were recorded as branch locations were identified for closure. The identification process continued through 2001, and headcount was reduced by an additional 16 employees. The programs were completed in 2001.

  (d)    Business Needs Staffing Adjustment

        In November 2000, due to business needs as determined by management, the Company established a restructuring reserve of $1,084 whereby headcount was reduced by 50 employees. The charges included estimated severance costs across all operating divisions of the Company. Severance costs were paid out and the program was completed in 2001.

  (e)    Transportation Solutions Parts Centers

        In June 2001, the Company's Transportation Solutions segment established a program to exit the Parts Center business. The program charges included severance and employee benefit costs for 293 employees and lease and asset impairment costs to shut down and exit the Parts Center business by the end of 2001. Due to lease terms and severance agreements, certain payments will continue through September 2005. During the year ended December 31, 2002, the restructuring accrual was reduced by $942, when the Company was able to sublease certain Parts Centers facilities earlier than originally estimated. As of December 31, 2003, 293 employees had been terminated.

  (f)    Headquarters Move

        In December 2002, the Company incurred expenses of $4,658 associated with the move of its corporate headquarters building. The expenses were composed of $3,625 of remaining lease obligation costs, utilities and taxes associated with the former headquarters building, and were recorded upon exiting the facility. In addition, $1,033 of costs primarily relating to moving expenses to relocate to the new facility were expensed as incurred.

Unusual Items

        For the year ended December 31, 2003, the Company recognized $3,537 of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6,766. We expect to recognize $1,493, $865, $516, $272 and $83 in each of 2004, 2005, 2006, 2007 and 2008, respectively.

        The asset impairment charge of $7,092 for the year ended December 31, 2002 was due to a reduction in the number of software modules implemented by the high-value products moving business within Relocation Solutions—North America and Transportation Solutions, as a result of a change in business strategy. Curtailment and other gains for the year ended December 31, 2002 were composed of $7,370 of pension and retiree medical curtailment gain as the pension plan was frozen and retiree medical benefits were reduced (see Note 13) and $3,007 of gain from the sale of the Company's U.K. industrial moving business. The net book value of the assets sold was $1,322, and 2002 operating losses for the disposed entity were $2,573.

(24)    Related-Party

        As of December 31, 2003, Fund V and Fund VI, which are private investment funds managed by CD&R, own approximately 39.3% and 16.3% of the Company's outstanding common stock, respectively. Of the nine members of the Company's Board of Directors, two are principals of Clayton, Dubilier & Rice, Inc.

        The Company, NAVL and CD&R are parties to a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. For the years ended December 31, 2003, 2002 and 2001, such fees were $1,000, $1,375 and $1,375, respectively, as a component of general and administrative expense.

        NAVL has guaranteed loans made by a third-party lender in an aggregate principal amount of $1,254 and $810 as of December 31, 2003 and 2002, respectively, to various members of management, including certain of the Company's executive officers, in connection with their investment in SIRVA. NAVL would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature in July 2004, except for the loan to one of the Company's executive officers, which matures in May 2004, and bear interest at the prime rate plus 1.0%. The loan to the Company's executive officer was made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, a policy was adopted that prohibited the Company or any of its subsidiaries from making loans to or guaranteeing loans of executive officers.

(25)    Summary of Quarterly Operating Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating revenues	$474,193	$579,803	$731,192	$564,671
Gross margin	$94,643	$114,845	$143,759	$120,698
Stock compensation expense	$—	$2,149	$821	$567
Income from operations	$12,799	$24,663	$55,432	$33,257
Debt extinguishment expense	$—	$—	$—	$37,588
Income (loss) before cumulative effect of accounting change	$(2,237)	$9,476	$39,902	$(18,455)
Net income (loss)	$(1,467)	$6,212	$26,165	$(11,960)
Basic income (loss) per share	$(0.05)	$0.09	$0.46	$(0.19)
Diluted income (loss) per share	$(0.05)	$0.09	$0.43	$(0.19)
2002
Operating revenues	$429,654	$538,361	$677,569	$540,062
Gross margin	$80,301	$102,006	$129,183	$107,004
Income from operations	$5,421	$23,038	$44,679	$21,123
Income (loss) before cumulative effect of accounting change	$(8,749)	$8,043	$28,618	$4,540
Net income (loss)	$(5,284)	$4,863	$17,424	$3,818
Basic income (loss) per share	$(0.15)	$0.08	$0.30	$0.05
Diluted income (loss) per share	$(0.15)	$0.08	$0.30	$0.05

        In the first quarter of 2003, the Company standardized certain employee benefit programs resulting in a reduction in accruals of $1,626.

        In the second quarter of 2003, the Company incurred $1,185 of outside legal expense associated with the DOJ antitrust matter, recognized $1,396 of severance expense associated with reduced headcount actions, recorded $2,149 of equity-based compensation expense and reversed to income $1,377 of unclaimed accounts receivable credits.

        In the third quarter of 2003, the Company sold its Sydney, Australia, facility resulting in a gain of $1,808.

        In the fourth quarter of 2003, the Company standardized certain employee benefit programs resulting in a reduction in accruals of $1,045, sold its minority interest in a joint venture resulting in a gain of $764, reduced accruals for unclaimed property by $1,779 and incurred $1,182 of outside legal expense associated with the DOJ and European antitrust matters. In addition, the Company recognized $37,588 of debt extinguishment expense, consisting of $24,951 of bond tender premium on the 13 3/8% senior subordinated notes and a $12,637 write-off of deferred debt issuance costs on the prior senior credit facility and indenture and a $1,308 write-off of unrecognized interest rate hedging losses in connection with the debt refinancing.

        In the fourth quarter of 2002, the Company incurred an asset impairment charge of $7,092 due to a reduction in the number of software modules implemented and expenses of $4,658 associated with the move of its headquarters building. In addition, the Company recognized a $7,370 pension and retiree medical curtailment gain and a $3,007 gain from the sale of its U.K. industrial moving business.

SCHEDULE II

SIRVA, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003 and 2002 and 2001

(Dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)		Deductions(b)	Balance at End of Period
2003:
Allowance for doubtful accounts	$25,059	$3,401	$		$(7,362)	$21,098
Valuation allowance for contracts receivable	116	7		—	(121)	2
Allowance for loss on sale of relocation properties held for resale	1,772	4,243		—	(3,815)	2,200

	$26,947	$7,651	$		$(11,298)	$23,300

2002:
Allowance for doubtful accounts	$24,386	$6,891		$1,078	$(7,296)	$25,059
Valuation allowance for contracts receivable	367	—		—	(251)	116
Allowance for loss on sale of relocation properties held for resale	—	1,453		1,422	(1,103)	1,772

	$24,753	$8,344		$2,500	$(8,650)	$26,947

2001:
Allowance for doubtful accounts	$26,721	$5,558		$—	$(7,893)	$24,386
Valuation allowance for contracts receivable	255	112		—	—	367

	$26,976	$5,670		$—	$(7,893)	$24,753

(a)
Primarily related to acquisitions.

(b)
Primarily related to write-offs of accounts receivable, net of recoveries, losses on sale of relocation properties held for resale and currency translation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that, as of December 31, 2003, these controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is hereby incorporated herein by reference to the sections entitled "Board Structure and Corporate Governance Principles," "Election of Directors," "Management" and "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this item is hereby incorporated herein by reference to the section entitled "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by this item is hereby incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is hereby incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is hereby incorporated herein by reference to the section entitled "Audit Committee Report" in the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a.
  Financial statements, financial statement schedule and exhibits filed as part of this report

  1.
  The following financial statements, together with the Report of Independent Auditors and Notes to Consolidated Financial Statements, are filed as part of this report:

  (a)
  Consolidated Balance Sheets at December 31, 2003 and 2002

  (b)
  Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

  (c)
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

  (d)
  Notes to Consolidated Financial Statements

  2.
  Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001, is filed as part of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  b.
  Reports on Form 8-K

    Report on Form 8-K filed December 8, 2003.

    Report on Form 8-K/A filed December 12, 2003.

  c.
  Exhibits

Exhibits

Exhibit Number	Description of Document	Method of Filing
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Filed herewith.
4.1	Indenture, dated as of November 19, 1999, among North American Van Lines, Inc., State Street Bank and Trust Company and the subsidiary guarantors party thereto	Previously filed as Exhibit 4.1 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
4.2	13 3/8% Senior Subordinated Note due 2009	Filed herewith.
4.3	Supplemental Indenture, dated as of November 19, 2003, among North American Van Lines, Inc., U.S. Bank National Association and the outstanding guarantors thereto	Previously filed as Exhibit 4.4 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.2
	Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.3 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.3
	Second Amendment, dated as of August 11, 2000, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.18 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.
10.4
	Third Amendment and Waiver, dated as of December 21, 2001, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.19 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.

10.5
	Fourth Amendment, dated as of March 19, 2002, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.20 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.6
	Fifth Amendment, dated as of April 30, 2002, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.21 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.7
	Sixth Amendment, dated April 24, 2003, to the Credit Agreement, dated as of November 19, 1999 and amended as of November 23, 1999, among North American Van Lines, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several banks and other financial institutions from time to time parties thereto, The Bank of New York, as documentation agent, Banc of America Securities LLC, as syndication agent, and The Chase Manhattan Bank, as collateral and administrative agent	Previously filed as Exhibit 10.13 to Amendment No. 1 to SIRVA, Inc. Form S-1, filed October 16, 2003 and incorporated herein by reference.
10.8
	Credit Agreement, dated as of December 1, 2003, among SIRVA Worldwide, Inc. the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Banc of America Securities LLC, as syndication agent and Credit Suisse First Boston, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners.	Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.

10.9	Guarantee and Collateral Agreement, dated as of December 1, 2003, made by SIRVA, Inc., SIRVA Worldwide, Inc. and certain of its Subsidiaries in favor of JP Morgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.
10.10
	Indemnification Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, North American Van Lines, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.6 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.11	Consulting Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, and North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.7 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.12	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among SIRVA, Inc., North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.17 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.
10.13	Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.8 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.14
	Amendment No. 1, dated as of November 19, 1999, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.9 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.15
	Amendment No. 2, dated as of May 30, 2002, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.20 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.16
	Guaranty and Collateral Agreement, dated as of November 19, 1999, made by NA Holding Corporation, North American Van Lines, Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as collateral agent and administrative agent	Previously filed as Exhibit 10.4 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.

10.17
	Common Stock Purchase Warrant No. 1, dated as of November 19, 1999, for 87,480 shares of NA Holding Corporation's Common Stock, issued in the name of NFC International Holdings (Netherlands II) BV, now known as Exel International Holdings (Netherlands 2) BV	Previously filed as Exhibit 10.5 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.18	Loan Agreement, dated as of November 19, 1999, between NA Holding Corporation, Blue Ridge Investments, LLC and The Chase Manhattan Bank.	Previously filed as Exhibit 10.23 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.19
	First Amendment, dated as of February 16, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., formerly known as NA Holding Corporation (now known as SIRVA, Inc.), Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.24 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.20	Second Amendment, dated as of April 14, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.25 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.21	Third Amendment, dated as of June 23, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.26 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.22	Fourth Amendment, dated as of October 11, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.27 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.23	Fifth Amendment, dated as of January 10, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.28 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.24	Sixth Amendment, dated as of April 5, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.29 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.25	Seventh Amendment, dated as of June, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.30 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.26	Eighth Amendment, dated as of October 2, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.31 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.27
	Ninth Amendment, dated as of January 2, 2002, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc., formerly known as Chase Securities Inc.	Previously filed as Exhibit 10.32 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.28	Tenth Amendment, dated as of April 2, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.33 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.29
	Eleventh Amendment, dated as of July 1, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., formerly known as Allied Worldwide, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.34 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.30	Twelfth Amendment, dated as of July 29, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.35 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.31	Thirteenth Amendment, dated as of August 14, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.36 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.32	Fourteenth Amendment, dated as of September 10, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.37 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.33
	Fifteenth Amendment, dated as of October 29, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, Mt. Mitchell Capital Funding, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.38 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.34
	Sixteenth Amendment, dated as of November 12, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, Mt. Mitchell Capital Funding, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.39 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.35
	Seventeenth Amendment, dated as of November 12, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc. and Arawak, Ltd. (together with its permitted successors and assigns under the Agreement), as successor and assign of Blue Ridge Investments, LLC, Mt. Mitchell Capital Funding, LLC and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.40 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.36
	Third Amended and Restated Warehousing Credit and Security Agreement, dated as of September 30, 2002, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, and Washington Mutual Bank, FA, as a lender, lead arranger and agent, and National City Bank of Kentucky, as documentation agent.	Filed herewith
10.37
	First Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of April 28, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.	Filed herewith
10.38
	Second Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of June 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.	Filed herewith
10.39
	Third Amendment to the Third Amended and Restated Warehousing Credit and Security Agreement, dated as of July 30, 2003, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, Washington Mutual Bank, FA, as a lender, lead arranger and agent, and National City Bank of Kentucky, as documentation agent.	Previously filed as Exhibit 10.40 to Amendment No. 1 to SIRVA, Inc. Form S-1, filed October 16, 2003 and incorporated herein by reference.

10.40
	Fourth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of October 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and Colonial Bank, N.A.	Filed herewith
10.41	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership	Previously filed as Exhibit 10.22 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.42	SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.42 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.43	Form of Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.44	SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.45	First Amendment to the SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.46	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.47	Form of Other Investor Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.48 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.48	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.49	SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.50	First Amendment to the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.51	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.52	SIRVA, Inc. Management Incentive Plan	Previously filed as Exhibit 10.52 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.53	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.54	Amendment to the Letter Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.55	Letter Agreement, dated December 6, 2002, by and between SIRVA, Inc. and Joan Ryan	Filed herewith.
10.56	Employment Agreement, dated as of December 5, 1994, by and between Allied Van Lines, Inc. and Michael P. Fergus	Previously filed as Exhibit 10.56 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.57	Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.57 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.58	First Amendment, dated as of December 27, 2000, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.58 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.59	Second Amendment, dated as of February 5, 2002, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.59 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.60	Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.60 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.61	First Amendment, dated as of June 20, 2003, to the Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.61 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.62	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
14.1	SIRVA, Inc. Guide to the Code of Business Conduct	Filed herewith.
21.1	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.
By:	/s/ BRIAN P. KELLEY Name: Brian P. Kelley Title: President and Chief Executive Officer March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ BRIAN P. KELLEY Brian P. Kelley	Director, President and Chief Executive Officer (principal executive officer)	March 26, 2004
/s/ JAMES W. ROGERS James W. Rogers	Director and Chairman of the Board of Directors	March 26, 2004
/s/ KATHLEEN J. AFFELDT Kathleen J. Affeldt	Director	March 26, 2004
/s/ ROBERT J. DELLINGER Robert J. Dellinger	Director	March 26, 2004
/s/ JEREMY MACKENZIE Jeremy Mackenzie	Director	March 26, 2004
/s/ EDWARD H. ORZETTI Edward H. Orzetti	Director	March 26, 2004
/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	March 26, 2004
/s/ CARL T. STOCKER Carl T. Stocker	Director	March 26, 2004
/s/ IRVING B. YOSKOWITZ Irving B. Yoskowitz	Director	March 26, 2004
/s/ JOAN E. RYAN Joan E. Ryan	Senior Vice President and Chief Financial Officer (principal financial officer)	March 26, 2004
/s/ DENNIS M. THOMPSON Dennis M. Thompson	Vice President, Corporate Controller (principal accounting officer)	March 26, 2004

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Recent Sales of Unregistered Securities
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
SIRVA, INC. Consolidated Balance Sheets At December 31, 2003 and 2002 (Dollars in thousands except share and per share data)
SIRVA, INC. Consolidated Statements of Operations For the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands except share and per share data)
SIRVA, INC. Consolidated Statements of Cash Flows For the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands)
SIRVA, INC. Notes to Consolidated Financial Statements (Dollars in thousands except share and per share data)
SCHEDULE II SIRVA, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2003 and 2002 and 2001 (Dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Exhibits
SIGNATURES