Form 10-Q
period 2004-03-31
SIRVA INC
filed 2004-05-07
CIK 1181232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 001-31902

SIRVA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2070058 (IRS Employer Identification No.)

700 Oakmont Lane
Westmont, Illinois 60559
(630) 570-3000
(Address, including ZIP code, and telephone number, including area code, of Registrant's principal executive offices)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At May 7, 2004, the registrant had issued and outstanding an aggregate of 70,446,152 shares of Common Stock.

PART I

Item 1. Financial Statements.

SIRVA, INC.
Consolidated Balance Sheets
At December 31, 2003 and March 31, 2004
(Dollars in thousands except share data)
(Unaudited)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$63,065	$73,940
Short-term investments	7,759	6,426
Accounts and notes receivable, net of allowance for doubtful accounts of $21,098 and $20,588, respectively	372,804	371,708
Mortgages held for resale	58,063	47,374
Relocation properties held for resale, net of allowance for loss on sale of $2,200 and $1,756, respectively	89,128	82,038
Deferred income taxes	37,126	37,143
Other current assets	33,207	44,391

Total current assets	661,152	663,020

Investments	90,255	94,486
Property and equipment, net	180,985	177,088
Goodwill	355,141	355,524
Intangible assets, net	228,359	228,218
Other long-term assets	33,465	33,758

Total long-term assets	888,205	889,074

Total assets	$1,549,357	$1,552,094

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$560	$1,538
Current portion of capital lease obligations	4,551	4,087
Short-term debt	96,430	86,209
Accounts payable	110,315	114,325
Relocation properties related payables	72,572	64,120
Accrued transportation expense	69,694	47,238
Insurance claims and reserves	80,266	72,428
Unearned premiums and other deferred credits	59,331	70,126
Accrued income taxes	6,722	7,714
Other current liabilities	108,815	87,213

Total current liabilities	609,256	554,998

Long-term debt	427,463	476,067
Capital lease obligations	18,072	17,174
Deferred income taxes	35,848	37,768
Other liabilities	63,370	64,010

Total long-term liabilities	544,753	595,019

Total liabilities	1,154,009	1,150,017

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $.01 par value, 500,000,000 shares authorized with 73,029,346 issued and 70,435,367 outstanding at December 31, 2003 and 73,040,131 issued and 70,446,152 outstanding at March 31, 2004	730	731
Additional paid-in-capital	446,522	446,394
Common stock purchase warrant	655	655
Unearned compensation expense	(3,229)	(2,755)
Accumulated other comprehensive loss	(18,542)	(18,583)
Accumulated deficit	(20,670)	(14,247)

	405,466	412,195
Less cost of treasury stock, 2,593,979 shares at December 31, 2003 and March 31, 2004	(10,118)	(10,118)

Total stockholders' equity	395,348	402,077

Total liabilities and stockholders' equity	$1,549,357	$1,552,094

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Operations
For the three months ended March 31, 2003 and 2004
(Dollars in thousands except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
Operating revenues	$474,193	$528,961
Operating expenses:
Purchased transportation expense	255,912	263,338
Other direct expense	123,638	154,892

Total direct expenses	379,550	418,230
Gross margin	94,643	110,731
General and administrative expense	80,358	92,373
Intangibles amortization	1,487	1,926

Income from operations	12,798	16,432
Other income (expense)	(22)	(71)
Interest expense	15,013	6,738

Income (loss) before income taxes	(2,237)	9,623
Provision (benefit) for income taxes	(770)	3,200

Net income (loss)	$(1,467)	$6,423

Net income (loss) per share—basic	$(0.05)	$0.09

Net income (loss) per share—diluted	$(0.05)	$0.09

Average number of common shares outstanding—basic	56,557,091	70,445,673
Average number of common shares outstanding—diluted	56,557,091	75,236,074

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2003 and 2004
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(1,467)	$6,423
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	12,079	12,846
Amortization of deferred debt issuance costs	882	450
Change in provision for losses on accounts and notes receivable	574	(31)
Deferred income taxes	1,425	1,752
(Gain) loss on sale of assets, net	382	(2,734)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	20,176	13,197
Originations of mortgages held for resale	(148,236)	(175,659)
Sales of mortgages held for resale	146,806	186,348
Relocation properties held for resale, net	(2,459)	(12,174)
Accounts payable	270	3,589
Other current assets and liabilities	(18,364)	(44,535)
Other long-term assets and liabilities	(68)	653

Net cash provided by (used for) operating activities	12,000	(9,875)

Cash flows from investing activities:
Additions of property and equipment	(3,927)	(5,547)
Purchases of investments	(21,738)	(29,022)
Proceeds from sale or maturity of investments	16,627	26,495
Acquisitions, net of cash acquired	(248)	(3,266)
Other investing activities	(580)	2,683

Net cash used for investing activities	(9,866)	(8,657)

Cash flows from financing activities:
Borrowings on short-term debt	1,475	252
Repayments on short-term debt	(1,706)	(858)
Borrowings on mortgage warehouse facility	144,605	172,300
Repayments on mortgage warehouse facility	(143,680)	(182,259)
Borrowings on relocation financing facilities	10,851	18,797
Repayments on relocation financing facilities	(8,608)	(19,544)
Borrowings on long-term debt	98,886	187,269
Repayments on long-term debt	(98,303)	(137,794)
Repayments on capital lease obligations	(2,571)	(1,619)
Proceeds from issuance of common stock	—	70
Other financing activities	2,968	(7,558)

Net cash provided by financing activities	3,917	29,056

Effect of translation adjustments on cash	1,034	351

Net increase in cash and cash equivalents	7,085	10,875
Cash and cash equivalents at beginning of period	45,480	63,065

Cash and cash equivalents at end of period	$52,565	$73,940

See accompanying notes to consolidated financial statements.

SIRVA, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

(Unaudited)

(1)    Basis of Presentation

        This report covers SIRVA, Inc. (the "Company") and its wholly owned subsidiaries SIRVA Worldwide, Inc., CMS Holding, LLC, RS Acquisition Holding, LLC and indirect subsidiary North American Van Lines, Inc.

        The accompanying unaudited consolidated financial statements should be read together with the Company's audited consolidated financial statements for the twelve months ended December 31, 2003. Certain information and footnote disclosures normally included in the aforementioned financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Certain reclassifications have been made to the consolidated financial statements for the prior periods presented to conform with the March 31, 2004 presentation.

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

        In accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

        Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended
	March 31, 2003	March 31, 2004
Net income (loss) as reported	$(1,467)	$6,423
Equity-based compensation expense included in net income, net of tax	—	316
Pro forma compensation cost under fair value method, net of tax	(138)	(1,424)

Pro forma net income (loss)	$(1,605)	$5,315

Basic net income (loss) per share, as reported	$(0.05)	$0.09

Basic net income (loss) per share, pro forma	$(0.05)	$0.08

Diluted net income (loss) per share, as reported	$(0.05)	$0.09

Diluted net income (loss) per share, pro forma	$(0.05)	$0.07

(2)    Acquisition and Disposition

        On March 10, 2004, the Company purchased Relocation Dynamics, Inc. ("RDI"), a U.S.-based specialty relocation services provider, for $1,786, net of acquired cash of $200. The purchase was made with $1,986 in cash, $1,500 paid at closing and $486 paid in April 2004, and contingent consideration of up to $3,000 payable subject to the achievement of certain revenue targets over the next five years. The cost of RDI has been preliminarily allocated to the net assets acquired and is subject to adjustment when asset and liability valuations are finalized. The acquisition of RDI was part of the Company's ongoing strategy to expand relocation and moving capabilities in major regions of the world. With RDI located in New Jersey, this acquisition added another service center on the East Coast to enhance the Company's service offering to existing and new customers. The aggregate consideration for RDI was developed assessing a multiple of earnings and cash flows as well as its complementary geographic location and customer base.

        On March 25, 2004, the Company sold its long leasehold interest in a parcel of land at its Edinburgh, Scotland facility to Forth Ports plc. for $2,740 in cash resulting in a gain of $2,626. This sale was in conjunction with the Company's ongoing plan to rationalize the infrastructure and expense base of its international operations to fund incremental investments in sales, marketing and other strategic capabilities that will enable future growth. The gain associated with this sale was recorded as a component of general and administrative expense.

(3)    Income Taxes

        The Company's estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to (1) differences in the statutory rates between the United States and countries where the Company has permanently reinvested earnings and (2) tax incentive programs that the Company has qualified for under the laws of certain jurisdictions.

(4)    Cash and Cash Equivalents

        Cash and cash equivalents included $34,547 and $46,022 at December 31, 2003 and March 31, 2004, respectively, primarily relating to the Company's wholly owned insurance subsidiaries. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders' surplus available for dividend distribution. The insurance subsidiaries' ability to pay cash dividends to the Company is, in turn, generally restricted by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders.

(5)    Short-term Debt

        Short-term debt consisted of the following:

	December 31, 2003	March 31, 2004
Mortgage warehouse facility	$55,509	$45,550
Relocation financing facilities	40,073	40,403
Foreign subsidiaries' lines of credit	848	256

	$96,430	$86,209

        A subsidiary, SIRVA Mortgage, Inc., maintains a $100,000 revolving warehouse facility with an outstanding balance of $45,550 at March 31, 2004. Interest is payable monthly at the London Interbank Offered Rate ("LIBOR") plus 1.50% to 3.00% (effective rate of 2.81% at March 31, 2004). A commitment fee of 0.125% is charged on the entire facility and is payable quarterly. $50,000 of the facility matures on July 31, 2004, and the remaining $50,000 matures on July 31, 2005.

        A subsidiary, SIRVA Finance Limited, and various subsidiaries of SIRVA Relocation LLC, maintain relocation financing lines in the amount of $70,568 with various European banks. The Company has an outstanding balance of $40,073 on December 31, 2003 and $40,403 on March 31, 2004. Interest is payable monthly or quarterly depending on the lenders, at a rate of LIBOR plus 0.60%-1.50% (effective rate of 4.79%-5.69% on March 31, 2004). A commitment fee between 0% and 0.125% is charged on the undrawn balances.

        Certain wholly owned foreign subsidiaries maintain credit facilities totaling $22,944. Interest is payable monthly or quarterly at the base lending rate plus margins between 0.85% and 1.75% (effective rates between 3.52% and 8.51% as of March 31, 2004). Commitment fees range from 0% to 0.60% on the non-utilized portion of an applicable credit facility. As of December 31, 2003 and March 31, 2004, the outstanding balance was $848 and $256, respectively. The Company has $7,505 of bank guarantees issued against these credit lines at March 31, 2004. Certain of these facilities are guaranteed by the Company.

(6)    Other Current Liabilities

        Other current liabilities consisted of the following accruals:

	December 31, 2003	March 31, 2004
Compensation and benefits	$29,802	$19,543
Outstanding checks	13,759	9,049
Customer relocation expense	12,980	13,332
Customer and agent incentives	12,772	6,853
Sales, fuel and other non-income taxes	10,558	9,750
General and administrative	10,224	8,187
Interest and interest swap agreements	3,917	5,260
Deferred purchase price consideration	3,357	2,457
Facilities expense	909	2,211
Restructuring expense	392	363
Other	10,145	10,208

	$108,815	$87,213

(7)    Long-term Debt

        Long-term debt consisted of the following:

	December 31, 2003	March 31, 2004
Term loan	$415,000	$415,000
Revolving credit facility	—	49,745
Senior subordinated notes	11,025	11,025
Other	1,998	1,835

Total debt	428,023	477,605
Less current maturities	560	1,538

Total long-term debt	$427,463	$476,067

        The consolidated leverage ratio and interest coverage ratio, as defined in the Company's credit agreement, at March 31, 2004 were 2.84 to 1.00 and 7.08 to 1.00, respectively, compared to required ratios of less than 3.50 to 1.00 and greater than 3.25 to 1.00, respectively.

(8)    Stockholders' Equity

        Following is an analysis of stockholders' equity:

	Stockholders' Equity
	Total	Accumulated deficit	Accumulated other compre- hensive income (loss)	Common stock	Common stock purchase warrant	Additional paid-in- capital	Unearned compensation	Treasury stock
Balance at December 31, 2003	$395,348	$(20,670)	$(18,542)	$730	$655	$446,522	$(3,229)	$(10,118)
Comprehensive income (loss):
Net income	6,423	6,423	—	—	—	—	—	—
Unrealized hedging loss, net of tax benefit of $(434)	(806)	—	(806)	—	—	—	—	—
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(83)	(153)	—	(153)	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $496	918	—	918	—	—	—	—	—

Total comprehensive income	6,382	—	—	—	—	—	—	—

Issuance of common stock	71	—	—	1	—	70	—	—
Stock issuance costs	(198)	—	—	—	—	(198)	—	—
Unearned compensation	474	—	—	—	—	—	474	—

Balance at March 31, 2004	$402,077	$(14,247)	$(18,583)	$731	$655	$446,394	$(2,755)	$(10,118)

        The stock issuance costs incurred during the three months ended March 31, 2004 relate to the Company's initial public offering completed in the fourth quarter of 2003.

(9)    Commitments and Contingencies

  (a) Litigation

        The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent's drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment of $15,229 was rendered in 2002, which has been fully paid. After insurance payments and reimbursements, the Company has paid $7,637, which the Company believes is fully reimbursable by insurance. TIG Insurance Co., one of the Company's excess insurers, filed suit against the Company, one of its subsidiaries and several other parties in the 191st Judicial District Court of Dallas County, Texas, on September 12, 2002, contesting TIG's coverage obligation and seeking declaratory judgment. The Company filed a counterclaim against TIG, seeking reimbursement for all remaining amounts that the Company paid in satisfaction of the judgment and associated costs and expenses. The Company filed a motion for summary judgment in August 2003, and the court rendered a judgment awarding the Company $2,400 plus interest and attorneys' fees. TIG has recently filed a motion requesting a new trial, as well as a notice of appeal. The Company plans to file a notice of cross-appeal, and has a reserve that it considers appropriate in the circumstances.

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

        Some of the Company's moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the very early stages and involve certain anti-competitive practices. The investigations could expose the Company to administrative and other penalties. The Company is cooperating with the investigations, which the Company expects will take several years to complete.

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

  (b) Environmental Matters

        The Company has been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established which totaled $35 as of December 31, 2003 and March 31, 2004 respectively. These reserves are based upon the Company's allocation of the total estimated cleanup costs as a de minimis contributor pursuant to agreed orders executed with the Indiana Department of Environmental Management and the U.S. Environmental Protection Agency. The Company has made no provision for expected insurance recovery. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

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

  (c) Purchase Commitments

        Purchase commitments consisted of the following:

	December 31, 2003	March 31, 2004
Outsourcing agreements	$158,954	$155,383
Software licenses, transportation equipment and other	8,098	9,183

	$167,052	$164,566

        On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of March 31, 2004, the remaining purchase commitment was $155,383. For the three months ended March 31, 2004, the Company paid Covansys $1,918. Covansys Corporation is a related party, as 24.5% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership ("Fund VI"). As of March 31, 2004, Fund VI held approximately 16.3% of the capital stock of the Company. Fund VI is managed by Clayton, Dubilier & Rice, Inc. a private investment firm that is organized as a Delaware corporation, and is an affiliate of our controlling shareholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership.

SIRVA, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

(Unaudited)

(10)    Earnings Per Share

        A reconciliation of reported net income (loss) to net income (loss) available to common stockholders and a reconciliation of basic to diluted weighted average common shares are as follows:

	Three Months Ended March 31,
	2003	2004
Net income (loss)	$(1,467)	$6,423
Less preferred share dividends	942	—
Less accretion of redeemable common stock	148	—

Net income (loss) available to common stockholders	$(2,557)	$6,423

Basic weighted average common shares outstanding	56,557,091	70,445,673
Assumed conversion of stock options and awards	—	4,790,401

Diluted weighted average common shares outstanding	56,557,091	75,236,074

Net income (loss) per share—basic	$(0.05)	$0.09

Net income (loss) per share—diluted	$(0.05)	$0.09

        Potentially dilutive securities totaling 1,529,160 shares for the three months ended March 31, 2003 have not been included in the determination of diluted net loss per share as their inclusion would be anti-dilutive in that period.

(11)    Operating Segments

        The Company has four reportable segments—1) Relocation Solutions-North America, 2) Relocation Solutions-Europe & Asia Pacific, together forming Global Relocation Solutions, 3) Network Services, and 4) Transportation Solutions. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer.

  Global Relocation Solutions

        The Company's Global Relocation Solutions business provides a combination of relocation services, global mobility services and moving and storage services that we tailor by geographic region to the specific needs of our customers. Global Relocation Solutions is comprised of the Relocation Services—North America and the Relocation Solutions—Europe & Asia Pacific reportable segments. This business provides the following services:

  •
  Moving and Storage Services:

    Household Goods: The Company provides worldwide household goods moving and storage services, including sales, packing, loading, transportation, delivery and warehousing. In the United States and Canada, moving and storage services are provided through a network of exclusive agents. Outside of the United States and Canada, the Company provides these services through a network of company owned branches throughout the United Kingdom, Europe and the Asia Pacific region.

    Commercial Customers: The Company provides a broad portfolio of services to commercial customers, including office and industrial relocations and records management.

    Transportation of High-Value Products: The Company provides customized solutions to facilitate the movement of high-value products that require specialized transport and handling such as electronics, telecommunications and medical equipment and fine art.

  •
  Relocation Services: Relocation services include realtor services for home sales and purchases, tax and expense management, closing and destination services.

  •
  Global Mobility Services: These services include assignment management programs, destination services to identify housing, schools, and other critical client needs, as well as expatriate tax and expense management services.

  Network Services

        The Company's Network Services segment offers a variety of services for truck drivers, fleet owners and agents, both inside and outside the Company's network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, the Company offers a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of the Company's National Association of Independent Truckers, an association of independent contract truck drivers.

  Transportation Solutions

        The Company provides a unique combination of third-party logistics transportation solutions designed to benefit a select market niche of customers that require transportation management, inventory visibility at the serialized level, and delivery solutions that are coordinated at the item level to deliver commercial goods that require specialized handling in a timely manner, and with the proper equipment to fit the situation.

        The tables below represent information about operating revenues, income (loss) from operations and total assets by segment:

	Three Months Ended
	March 31, 2003	March 31, 2004
Operating Revenues
Relocation Solutions—North America	$315,511	$325,017
Relocation Solutions—Europe & Asia Pacific	101,289	131,241

Global Relocation Solutions	416,800	456,258
Network Services	35,507	46,503
Transportation Solutions	21,886	26,200

Consolidated operating revenues	$474,193	$528,961

Income (loss) from operations
Relocation Solutions—North America	$1,889	$2,090
Relocation Solutions—Europe & Asia Pacific	3,612	5,314

Global Relocation Solutions	5,501	7,404
Network Services	8,058	9,539
Transportation Solutions	(481)	472
Corporate	(280)	(983)

Consolidated income from operations	$12,798	$16,432

	As of
	December 31, 2003	March 31, 2004
Total assets
Relocation Solutions—North America	$809,590	$780,921
Relocation Solutions—Europe & Asia Pacific	449,542	447,527

Global Relocation Solutions	1,259,132	1,228,448
Network Services	267,487	299,980
Transportation Solutions	22,738	23,666

Consolidated total assets	$1,549,357	$1,552,094

(12)    Components of Net Periodic Cost

        Information on the Company's domestic defined benefit and postretirement benefit plans and amounts recognized in the Company's consolidated statements of operations, based on actuarial valuation, is as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2004	March 31, 2003	March 31, 2004
Interest cost	$1,774	$1,723	$254	$279
Service cost	—	—	25	33
Expected return on plan assets	(1,513)	(1,704)	—	—
Amortization of prior service benefit curtailment gain	—	—	(117)	(139)
Amortization of recognized actuarial loss	739	617	63	90

Net periodic benefit cost	$1,000	$636	$225	$263

        As of March 31, 2004, the Company had no 2004 funding requirements for its pension or postretirement plans; however, the Company may make voluntary contributions ranging from $1,000 to $5,000.

(13)    Restructuring

        In June 2001, the Transportation Solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms, certain facility lease payments will continue through September 2005. At March 31, 2004, the restructuring accrual was $363 after lease payments of $29 were made during the three months ended March 31, 2004.

(14)    Equity-Based Compensation Expense

        For the twelve months ended December 31, 2003 and the three months ended March 31, 2004, the Company recognized $3,537 and $474, respectively, of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of the Company's common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by the Company in respect of these transactions is $6,766. The Company expects to recognize $454, $292 and $272 in the three months ended June 30, 2004, September 30, 2004 and December 31, 2004, respectively.

(15)    Subsequent Event

        Subsequent to March 31, 2004, the Company initiated a process to pursue the sale of certain business assets which do not represent core components of the Company's market strategy. It is expected that any resulting transactions would occur during 2004 and would result in the sale of equipment and other intangible assets with a carrying value of approximately $2,853 as of March 31, 2004.

        On April 30, 2004, the Company purchased Rettenmayer Internationale Umzugslogistik GmbH ("Rettenmayer"), a Germany-based moving and relocation services business, for $4,355 in cash. The acquisition of Rettenmayer will provide the Company with a greater presence in the German market as well as complement its existing businesses in Central and Eastern Europe, and further enhance its "Relocation Redefined" offering to existing and new customers.

(16)    Related Party Transactions

        The Company is a party to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the three months ended March 31, 2004, such fees were $250.

        North American Van Lines has guaranteed loans made by a third-party lender in aggregate principal amounts of $1,245 as of March 31, 2004 to various members of the Company's management, including one of its executive officers in the amount of $160, in connection with their investment in the Company. North American Van Lines would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature in July 2004, with the exception of the loan to our executive officer, which matures in May 2004, and bear interest at the prime rate plus 1.0%. The loan to the Company's executive officer was made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, the Company adopted a policy prohibiting it or any of its subsidiaries from making loans to or guaranteeing loans of executive officers.

(17)    Recent Accounting Pronouncements

        In December 2002, the FASB issued a revised SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." In 2003, the Company adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about non-U.S. plans and estimated future benefit payments that are not required until the year ended December 31, 2004.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003 FIN 46 was revised ("FIN 46R") to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to the Company's consolidated balance sheets or statements of operations.

        In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare ("Medicare Part D"), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation and net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base. We handle more than 365,000 relocations per year, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the United Kingdom, Maison Huet® in France, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. This unique combination is driving our growth by addressing our corporate and government customers' needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

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

        As a result of this effort, we acquired the relocation services business of Cooperative Resource Services, Ltd., or CRS, in May 2002. CRS was a leading independent provider of outsourced relocation services with an innovative and differentiated fixed-fee product offering. Later that year, we acquired Rowan Simmons, a leading independent provider of outsourced relocation services in the United Kingdom. With the 2003 opening of our office in Hong Kong, the December 2003 acquisition of PRS Europe, a Belgium-based relocation services provider, the March 2004 acquisition of Relocation Dynamics, or RDI, a U.S.-based specialty relocation services provider, and the April 2004 acquisition of Rettenmayer Internationale, a German-based moving and relocation business, we enhanced our global relocation services capability that, when combined with our worldwide moving services network, is unique in the industry.

        In addition, we also made two acquisitions to help support continued growth in our Network Services segment. Historically, the primary market for our insurance programs and other services provided to truck drivers, fleet owners and agents was our own network. With the acquisitions of the National Association of Independent Truckers, or NAIT, an association of independent contract truck drivers, in April 2002 and the purchase of MovePak, a program administrator for a moving and storage insurer, in December 2003, we opened up new customer channels, thereby enhancing our growth opportunities in the Network Services segment.

        In November 2003, we completed an initial public offering of shares of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol, "SIR."

        In addition, we announced in April 2004 that over the next six months, we intend to evaluate our strategic options with respect to our specialized transportation business.

Operating Segments

        Our business operates in four segments: Relocation Solutions-North America, Relocation Solutions—Europe & Asia Pacific, Network Services and Transportation Solutions. We sometimes refer to our Relocation Solutions-North America and Relocation Solutions-Europe & Asia Pacific segments together as Global Relocation Solutions.

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

        Relocation Solutions—North America:    We provide our moving services through our proprietary branded network of 760 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. We act as a network manager for our agents, providing, among other things, brand management, load optimization, billing, collection and claims handling. Historically, our operating revenues for this segment have been derived predominantly from our moving services business.

        Relocation Solutions—Europe & Asia Pacific:    We provide moving services through a network of company-owned and agent-owned locations in the United Kingdom, Continental Europe and the Asia Pacific region. To date, our operating revenues for this segment have been derived predominantly from our moving services business.

        Network Services:    We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside our network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of our NAIT, an association of independent contract truck drivers. As of March 31, 2004, the association had approximately 27,900 owner operator members.

        Transportation Solutions:    We provide inventory management solutions, using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project-specific delivery management and the tracing of products through a customer's supply chain.

Critical Accounting Policies

        Our accounting policies are described in Note 1 to our consolidated financial statements as filed with the Securities Exchange Commission on Form 10-K on March 26, 2004. The preparation of financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes.

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

        In connection with the adoption of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" we performed an initial review of our different revenue streams to assess the appropriate presentation of each source of revenue. Since that time, and as the underlying business has developed, we review each new revenue stream and periodically reassess our analysis of existing revenue streams to determine the appropriate presentation. Based on these assessments and the guidance contained in EITF 99-19, we recognize the majority of our operating revenues on a gross basis.

        Insurance reserves:    We have first-dollar insurance coverage, subject to specified deductibles, for principally all insurable business risks except cargo damage claims, delay claims and claims in our insurance business. Our multiple-line property and commercial liability insurance group sets its reserve rates based on a percentage of earned premium. The percentage is based on historical data, run rates and actuarial methods. At December 31, 2003 and March 31, 2004, our insurance reserves totaled $53.7 million and $51.7 million, respectively; however, actual results may be materially different from our current estimates.

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

        These historical metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate. At December 31, 2003 and March 31, 2004, our claims reserves totaled $22.4 million and

$19.6 million, respectively; however, actual results may be materially different from our current estimates.

        Allowance for doubtful accounts:    An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers or agents to make required payments. If the financial condition of our customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable as of December 31, 2003 and March 31, 2004 amounted to $21.1 million and $20.6 million, and represented 5.4% and 5.2% of our accounts receivable balances, respectively. Actual results may be materially different from our current estimates.

        Goodwill and intangible assets:    We amortized goodwill and other intangible assets over their useful lives prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. Useful lives were based on management's estimates of the periods that the assets will generate operating revenues. Following our adoption of SFAS 142, we no longer amortize goodwill and intangible assets having indefinite useful lives; however, we were required to perform an initial impairment review in 2002, which did not result in an impairment charge. This standard also requires that an annual impairment review be performed, which requires us to place a fair value on the individual reporting units of our business. This impairment test is performed during the fourth quarter each year. This required us to select an appropriate method of valuation for our business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other intangible assets might not be recoverable, we will perform an impairment review.

        The judgments we make in determining whether our goodwill and other intangible assets are impaired will directly affect our reported operating income, since any time we determine that any of these assets are impaired, we will be required to recognize a charge in our statement of operations for the relevant period equal to the decline in value of such assets. Our goodwill and other intangible assets totaled $583.5 million at December 31, 2003 and $583.7 million at March 31, 2004, which in each case included $408.7 million related to the original purchase of North American Van Lines, Inc. and the Allied and Pickfords businesses.

        Intangible assets with finite lives are amortized over their useful lives using a straight-line amortization method for all time periods presented. For customer and member relationships, those lives range from 7 to 18 years and for covenants not to compete, lives range from 2 to 5 years. Since October 1, 2003, we have been amortizing customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 50% of the intangible asset will be amortized over the first 5 years of their respective useful lives, which average 14.5 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible's useful life.

        Pensions and other postretirement benefits:    We provide a range of benefits to our current and retired employees, including defined benefit retirement plans, postretirement health care and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles or GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries.

        Impairment of long-lived assets:    We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

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

        Income taxes:    We follow SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. At December 31, 2003 and March 31, 2004, our gross deferred tax assets totaled $93.3 million and $89.5 million, respectively, with a corresponding valuation allowances of $0.7 million at December 31, 2003 and March 31, 2004.

        Allowance for relocation properties held for resale:    An allowance is maintained for the amount by which the estimated price of our homes in inventory is less than the purchase price. If we experience a reduction in the market value of the homes in inventory, additional allowances may be required. Our allowances for loss on the disposition of homes in inventory as of December 31, 2003 and March 31, 2004 amounted to $2.2 million and $1.8 million, respectively.

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

Foreign Currency Translation

        The vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Operating revenues for the three months ending March 31, 2004 from non-U.S. operations amounted to $138.9 million, or 26.3% of our total operating revenues. Additionally, a total of 38.6% of our long-lived assets at March 31, 2004 were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

        The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the euro zone, Australia and other countries in which we operate produced net currency translation adjustment gains of $0.9 million, net of tax, which was recorded as an adjustment to stockholders' equity as an element of other comprehensive income, for the three months ended March 31, 2004.

Taxation

        For the three months ended March 31, 2003 and March 31, 2004, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference is due primarily to (1) differences in the mix of the statutory rates between the United States and countries where we have permanently reinvested earnings and (2) tax incentive programs that we have qualified for under the laws of certain jurisdictions.

Results of Operations

        The following table sets forth information concerning our results of operations for the three months ended March 31, 2003 and March 31, 2004, also expressed as a percentage of our operating revenues for the respective periods.

	Three Months Ended March 31,
	2003	2004	2003	2004
	(Dollars in millions)
Operating revenues	$474.2	$529.0	100.0%	100.0%
Operating expenses:
Purchased transportation expense	255.9	263.4	54.0%	49.8%
Other direct expenses	123.7	154.9	26.1%	29.3%

Gross margin	94.6	110.7	19.9%	20.9%
General and administrative expense	80.3	92.4	16.9%	17.4%
Intangibles amortization	1.5	1.9	0.3%	0.4%

Income from operations	12.8	16.4	2.7%	3.1%
Other income (expense)	—	(0.1)	—	(0.0)%
Interest expense	15.0	6.7	3.2%	1.3%
Provisions (benefit) for income taxes	(0.7)	3.2	(0.2)%	0.6%

Net income (loss)	$(1.5)	$6.4	(0.3)%	1.2%

        Operating Revenues.    Our operating revenues are derived from our Global Relocation Solutions, Network Services and Transportation Solutions operations.

        Operating revenues from our Global Relocation Solutions operations are comprised of amounts billed to each of our corporate, government and military and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In addition, we bill our corporate customers for providing specialized transportation services for high value products that require specialized handling capabilities. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated is for services provided under exclusive contracts with our affiliated agents and owner operators, the costs of which are included in PTE.

        Operating revenues from our Network Services segment include premiums billed for the provision of insurance coverage such as auto liability, occupational accident, physical damage and inland marine insurance coverage. Our operating revenues also include certain earned commissions for referring our clients to other insurance providers. Additionally, our operating revenues also include fees charged to independent truck drivers as members of NAIT for access to a suite of services that includes fuel, cell phone, tire services, legal assistance and retirement programs, and the provision of maintenance and repair services.

        Operating revenues from our Transportation Solutions segment represent charges billed for our inventory management expertise which coordinates a variety of services such as purchased transportation, order fulfillment, project-specific delivery management, and the tracing of products through the customer's supply chains.

        Purchased transportation expense:    PTE represents amounts paid by us to independent third parties, such as agents, owner operators, and third-party carriers for providing capabilities for the fulfillment of our customer moving and transportation needs.

  •
  In our Relocation Solutions—North America segment, PTE consists of amounts paid to owner operators for transportation services; packing and loading service fees as well as associated accessorial services; agent commissions; and other third party transportation services.

  •
  In our Relocation Solutions—Europe & Asia Pacific segment, where we own most of our fulfillment network, our PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services provided during peak periods, and costs associated with other modes of transportation, such as ocean freight.

  •
  In our Transportation Solutions segment, PTE consists of amounts paid for owner operator transportation, fees associated with providing specialized handling and delivery services, as well as third-party carrier costs of various modes, such as air freight costs.

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

        Other direct expenses:    Other direct expenses are comprised of our own facility and equipment costs; employee labor costs; commissions paid to realtors, home closing costs and other relocation service fees in addition to transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings. Relocation Solutions—Europe & Asia Pacific and Transportation Solutions have more significant levels of direct expenses than our moving services operations in North America.

        Gross margin:    Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our four operating segments. As discussed above, our Relocation Solutions—North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms than our Relocation Solutions—Europe & Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Relocation Solutions—North America as compared to Relocation Solutions—Europe & Asia Pacific. Recently, the increase in non-moving relocation services in the United States has resulted in a margin mix impact as compared to our moving operations, as such relocation services have proportionally lower PTE and other direct expenses, resulting in a higher gross margin, but also resulting in higher general and administrative, or G&A expense, associated with coordinating and administering these services.

        Gross margin as a percentage of operating revenues in our Network Services and Transportation Solutions businesses also differ from those experienced in our Global Relocation Solutions operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses), and in our Transportation Solutions segment (operating revenues less direct expenses) have been higher, with a proportionally higher G&A expense as compared to our moving services and specialized transportation operations in North America.

        General and administrative expense:    G&A expense, includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Relocation Solutions—Europe & Asia Pacific, Transportation Solutions, Network Services and our relocation services operations in North America have a more significant level of G&A expense than do our moving services and specialized transportation operations in North America.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

        Operating revenues:    Our operating revenues were $529.0 million for the three months ended March 31, 2004, which represents a $54.8 million, or an 11.6%, increase compared to $474.2 million for the three months ended March 31, 2003. The increase in operating revenues was a result of favorable currency impacts of $20.9 million, gains in our existing businesses of $16.1 million and growth due to acquisitions of $17.8 million, quarter-over-quarter. The British pound sterling, Australian dollar, Canadian dollar and euro all increased in value relative to the U.S. dollar in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 by 15%, 29%, 15% and 16%, respectively. Organic growth of $14.5 million occurred in the relocation services unit of Relocation Solutions—North America, $7.8 million in Network Services and $4.3 million in Transportation Solutions offset in part by a decline of $7.8 million in the specialized transportation unit of Relocation Solutions—North America. The majority of the acquisition impact resulted from the June 2003 acquisition of Scanvan, which generated $12.7 million of operating revenues in the 2004 quarter, with the remaining $5.1 million generated from the acquired businesses of PRS Europe and MovePak, purchased in December 2003, and RDI, purchased in March 2004.

        Gross margin:    Gross margin was $110.7 million for the three months ended March 31, 2004, which represents a $16.1 million, or 17.0%, increase compared to $94.6 million for the three months ended March 31, 2003. The increase in gross margin was a result of favorable currency impacts of $6.1 million, improved gross margin rate due to a more favorable business mix of $5.4 million and growth due to acquisitions of $4.6 million, quarter-over-quarter.

        Our gross margin as a percentage of operating revenues for the three months ended March 31, 2004 was 20.9%, which represents a 1.0 percentage point increase, compared to 19.9% for the three months ended March 31, 2003. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

        General and administrative expense:    G&A expense for the three months ended March 31, 2004 was $92.4 million, which represents a $12.1 million, or 15.1%, increase compared to $80.3 million for the three months ended March 31, 2003. The increase in general and administrative expense was a result of unfavorable currency impacts of $5.2 million, growth due to acquisitions of $4.0 million and increases in existing business spending of $2.9 million, quarter-over-quarter. The higher organic spending is primarily related to sales and marketing efforts in support of our operating revenue growth plans and professional fees associated with Sarbanes-Oxley Act compliance. In addition, for the three months ended March 31, 2004, we recognized $0.5 million of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25.

        Our G&A expense as a percentage of operating revenues was 17.4% and 16.9% for the three months ended March 31, 2004 and 2003, respectively. The negative mix effect of growth in businesses with a higher proportion of G&A expense as a percentage of revenue was partially offset by continued improvements in productivity. Operating revenues per employee at March 31, 2004 were $315,300, which represents a $23,200, or 7.9%, increase compared to $292,100 at March 31, 2003. Reflecting this improved productivity, our consolidated headcount was 7,676 as of March 31, 2004, which represents a 466 person, or 6.5%, increase from 7,210 as of March 31, 2003. We have both streamlined our organization and initiated business process improvement projects which allowed us to hold the headcount increase below the operating revenues increase. We define operating revenues per employee as operating revenues for the twelve-month period ending on the date indicated, divided by the corresponding twelve-month average of company-wide end-of-month employee headcount.

        Intangibles amortization:    Amortization for the three months ended March 31, 2004 was $1.9 million, which represents a $0.4 million increase, compared to $1.5 million for the three months ended March 31, 2003. This increase is directly related to the acquisitions made in 2003.

        Income from operations:    Income from operations was $16.4 million for the three months ended March 31, 2004, which represents a $3.6 million, or 28.1%, increase compared to $12.8 million for the three months ended March 31, 2003. The increase is due to the operating revenue growth in all segments combined with cost efficiency gains and fixed cost leverage resulting in income from operations as a percentage of operating revenues of 3.1% for the three months ended March 31, 2004 compared to 2.7% for the three months ended March 31, 2003.

        Interest expense:    Interest expense was $6.7 million for the three months ended March 31, 2004, which represents an $8.3 million, or 55.3%, decrease compared to $15.0 million for the three months ended March 31, 2003. The decrease is due primarily to a reduction in our debt levels following our 2003 initial public offering and debt refinancing.

        Income tax:    For the three months ended March 31, 2004, our estimated provision for income taxes was $3.2 million based on pre-tax income of $9.6 million, an effective tax rate of 33.3%. For the three months ended March 31, 2003, our estimated provision for income taxes was a benefit of $0.7 million based on a pre-tax loss of $2.2 million, an effective tax rate of 34.4%. The reduction in our tax rate is primarily due to (1) differences in the statutory rates between the United States and countries where we have reinvested earnings, and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

        Net income (loss):    Net income was $6.4 million, or $0.09 per share for the three months ended March 31, 2004, which represents a $7.9 million, or $0.14 per share, increase compared to a $1.5 million or $0.05 per share net loss for the three months ended March 31, 2003. This improvement reflects the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering.

Segment Analysis

        The following table sets forth information with respect to our segments:

	Three Months Ended March 31, 2004
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$325.0	$131.3	$46.5	$26.2	$—	$529.0
Operating expenses:
Purchased transportation expense	220.5	35.6	—	7.3	—	263.4
Other direct expenses	61.1	51.0	31.6	10.9	0.3	154.9

Gross margin	$43.4	$44.7	$14.9	$8.0	$(0.3)	$110.7

Gross margin as a percentage of operating revenues	13.4%	34.0%	32.0%	30.5%	—	20.9%
Income (loss) from operations	$2.1	$5.3	$9.5	$0.5	$(1.0)	$16.4

	Three Months Ended March 31, 2003
	Relocation Solutions
	North America	Europe & Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$315.5	$101.3	$35.5	$21.9	$—	$474.2
Operating expenses:
Purchased transportation expense	223.4	27.9	—	4.6	—	255.9
Other direct expenses	50.9	39.0	23.5	10.2	0.1	123.7

Gross margin	$41.2	$34.4	$12.0	$7.1	$(0.1)	$94.6

Gross margin as a percentage of operating revenues	13.1%	34.0%	33.8%	32.4%	—	19.9%
Income (loss) from operations	$1.9	$3.6	$8.1	$(0.5)	$(0.3)	$12.8

Key Performance Indicators, 2004 vs. 2003:
Percent change in operating revenues	3.0%	29.6%	31.0%	19.6%	—	11.6%
Percentage point change in gross margin as a percentage of operating revenues	0.3	—	(1.8)	(1.9)	—	1.0

Relocation Solutions—North America

        Operating revenues were $325.0 million for the three months ended March 31, 2004, which represents a $9.5 million, or 3.0%, increase compared to $315.5 million for the three months ended March 31, 2003.

        Operating revenues for our relocation services business increased $15.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This is due to a 27% increase in the number of corporate relocation initiations caused by new customer activity as well as expansion of business with existing customers. Additionally, operating revenues from our household goods moving services business increased $1.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Household goods shipments increased 1.5% and moving transportation revenue per shipment increased 1.1% over this time period resulting in higher operating revenues. These increases were partially offset by a decline in our specialized transportation business of $7.5 million, reflecting 12% fewer shipments in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

        Gross margin was $43.4 million for the three months ended March 31, 2004, representing a $2.2 million, or 5.3%, increase compared to $41.2 million for the three months ended March 31, 2003. The increase in gross margin was primarily due to higher operating revenues, which were up 3.0%, and a better margin rate due to a shift in product mix to relocation services which has a higher gross margin rate than our traditional moving services operations. Gross margin as a percentage of operating revenues was 13.4% for the three months ended March 31, 2004, which represents a 0.3 percentage point increase, compared to 13.1% for the three months ended March 31, 2003.

        Income from operations was $2.1 million for the three months ended March 31, 2004, which represents a $0.2 million, or 10.5%, increase compared to $1.9 million for the three months ended March 31, 2003, reflecting the increased gross margin rate associated with the high proportion of relocation services, offset in part by higher G&A expense. During the three months ended March 31, 2003, we standardized certain employee benefit programs resulting in a reduction in accruals of $1.1 million.

Relocation Solutions—Europe & Asia Pacific

        Operating revenues were $131.3 million for the three months ended March 31, 2004, which represents a $30.0 million, or 29.6%, increase compared to $101.3 million for the three months ended March 31, 2003.

        The increase in operating revenues is primarily a result of $19.6 million of favorable currency impact as, during the three months ended March 31, 2004, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the three months ended March 31, 2003 by approximately 15%, 29% and 16%, respectively. The remainder of the increase was primarily the result of the strategic acquisitions of Scanvan and PRS Europe completed to enhance our European growth platform.

        Gross margin was $44.7 million for the three months ended March 31, 2004, which represents a $10.3 million, or 29.9%, increase compared to $34.4 million for the three months ended March 31, 2003. The dollar increase is primarily due to $5.9 million of favorable currency impact and the Scanvan and PRS Europe acquisitions. Gross margin as a percentage of operating revenues was 34.0% for the three months ended March 31, 2004, the same as the three months ended March 31, 2003.

        Income from operations was $5.3 million for the three months ended March 31, 2004, which represents a $1.7 million, or 47.2%, increase compared to $3.6 million for the three months ended March 31, 2003. This improvement in income was driven by our ongoing efforts to rationalize the infrastructure and expense base of our international operations following several acquisitions. To that point, during the three months ended March 31, 2004, we incurred incremental costs of $1.9 million in sales, marketing and business development expense and $0.5 million in severance and recruiting costs to support our strategic growth initiatives, offset by a $2.6 million property sale gain realized as part of our ongoing business plan. Each of these items was recorded as a component of G&A expense.

Network Services

        Operating revenues were $46.5 million for the three months ended March 31, 2004, which represents an $11.0 million, or 31.0%, increase compared to $35.5 million for the three months ended March 31, 2003. This increase is attributable to organic growth of $7.8 million and the favorable impact of the MovePak acquisition of $3.2 million.

        Gross margin was $14.9 million for the three months ended March 31, 2004, which represents a $2.9 million, or 24.2%, increase compared to $12.0 million for the three months ended March 31, 2003. The increase in gross margin is due to $1.8 million of organic revenue growth and $1.1 million from the MovePak acquisition. Gross margin as a percentage of operating revenues was 32.0% for the three months ended March 31, 2004, which represents a 1.8 percentage point decrease, compared to 33.8% for the three months ended March 31, 2003. This change was caused primarily by the impact of growth in the moving and storage business within insurance services following the acquisition of MovePak, which has a slightly lower margin rate than the owner operator business of NAIT.

        Income from operations was $9.5 million for the three months ended March 31, 2004, representing a $1.4 million, or 17.3%, increase compared to $8.1 million for the three months ended March 31, 2003. This increase reflects the gross margin growth of NAIT, growth in our existing business, the acquisition impact of MovePak and G&A expense efficiencies driven by our progressive integration of our network services operations.

Transportation Solutions

        Operating revenues were $26.2 million for the three months ended March 31, 2004, which represents a $4.3 million, or 19.6%, increase compared to $21.9 million for the three months ended March 31, 2003. This increase was primarily due to growth with existing customers.

        Gross margin was $8.0 million for the three months ended March 31, 2004, representing a $0.9 million, or 12.7%, increase compared to $7.1 million for the three months ended March 31, 2003. The increase in gross margin dollars is directly related to the organic revenue growth offset in part by a lower gross margin rate. Gross margin as a percentage of operating revenues was 30.5% for the three months ended March 31, 2004, which represents a 1.9 percentage point decrease, compared to 32.4% for the three months ended March 31, 2003. This reduction is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

        Income from operations was $0.5 million for the three months ended March 31, 2004, which represents a $1.0 million increase, compared to a $0.5 million loss for the three months ended March 31, 2003. The increase in operating income is principally in line with the increase in gross margin.

Corporate

        For the three months ended March 31, 2004, we incurred $1.0 million of corporate expense composed of $0.5 million of non-cash equity-based compensation expense and $0.5 million of general corporate expenses. For the three months ended March 31, 2003, we incurred $0.3 million of general corporate expenses.

Financial Condition

        The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities

        Net cash used for by operating activities was $9.9 million for the three months ended March 31, 2004 and net cash provided by operating activities was $12.0 million for the three months ended March 31, 2003. The change in operating cash flows was largely driven by two temporary factors for the three months ended March 31, 2004.

        The first factor was an increase in home equity advance funding to transferees, which resulted from our strong growth in relocation initiations. During 2004, we expect to enter into arrangements whereby the funding of home equity advances and relocation properties held for resale will be made by a third-party financial institution. This will enable us to continue delivering this important benefit to our customers on a cash-neutral basis.

        The second factor was a reduction in accrued U.S. purchased transportation expense, reflecting improved cycle time to process customer invoices and payments to agents—an investment that will ultimately result in sustained improvement in the number of days sales remain outstanding and therefore working capital performance.

        In May 2002, we acquired the relocation services business of CRS, which added a new cash flow dimension to our business. As part of our relocation product offering, we provide home equity advances to relocating corporate employees and sometimes purchase the employees' homes under buyout programs. In the United Kingdom and for traditional relocation in the United States, the corporate customer guarantees us repayment of these amounts to the extent proceeds from the home sale are insufficient.

        These equity advances, purchased homes and mortgages are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by special-purpose facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes and mortgages is low. For internal purposes, we treat the associated financing as a current liability, not as debt.

        For internal management purposes, we use a measure of "free cash flow". This measure deducts our capital and agent expenditures, net of sale proceeds, and includes the impact of movements in our mortgage warehouse and relocation financing facilities from our cash flow provided by (used for) operating activities, as we believe that the facilities are of a cash-neutral nature because they move roughly in tandem with the change in mortgages held for sale and relocation properties held for sale.

        Free cash flow is not a measure determined in accordance with GAAP. We believe however that our definition of free cash flow is a relevant measure as it represents the amount of cash available to us for the repayment of our indebtedness, for strategic acquisitions to grow our business, or for other investing or financing activities. Free cash flow should not be considered as an alternative measure of cash flows from operating activities, and does not necessarily represent amounts available for discretionary expenditures. Free cash flow also may not be comparable to similar measures disclosed by other companies because free cash flow is not uniformly defined.

        We reconcile free cash flow to cash flow provided by operating activities as follows:

	Three Months Ended March 31,
	2003	2004
	(Dollars in millions)
Net cash flow provided by (used for) operating activities	$12.0	$(9.9)
Change in mortgage warehouse facility	0.9	(10.0)
Change in relocation financing facilities	2.2	(0.7)
Capital expenditures	(3.9)	(5.5)
Other financing activities	(0.6)	2.7

Free cash flow	$10.6	$(23.4)

        In the three months ended March 31, 2004 we had a free cash flow use of $23.4 million compared to a $10.6 million source in the three months ended March 31, 2003, a decrease of $34.0 million. The change in free cash flow was primarily driven by the factors described above related to our operating cash flows as well as a $10.0 million use associated with the mortgage warehouse facility. The lenders we sell our mortgage loans to are now settling these transactions much more quickly than in 2003, when strong mortgage refinancing activity created longer closing cycles. This $10.0 million use of funds to pay down the mortgage warehouse facility was offset by a $10.7 million source of funds, recorded in cash flows from operating activities, from the settlement of mortgage loans held for sale.

        We believe that cash generated from 2004 operations, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next twelve months.

        Cash flows used for investing activities.    For the three months ended March 31, 2004 and 2003, net cash used for investing activities was $8.7 million and $9.9 million, respectively. The cash used to fund our acquisitions and related transaction fees can be summarized as follows:

	Three Months Ended March 31,
	2003	2004
	(Dollars in millions)
NAIT	$0.1	$1.5
Scanvan	—	0.5
RDI	—	1.3
Other	0.1	—

	$0.2	$3.3

        We will continue to pursue acquisitions that we believe would further strengthen our global presence or would advance our strategic position in the markets that we serve, such as our April 2004 acquisition of Rettenmayer.

        Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $5.5 million and $3.9 million in the three months ended March 31, 2004 and 2003, respectively. Capital expenditures for 2004 are expected to range between $25.0 million and $30.0 million. In addition, we received $2.7 million in the three months ended March 31, 2004 related to the sale of land at our Edinburgh, Scotland branch facility.

Cash flows from financing activities

        Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. Net cash flows from financing activities provided $29.1 million of funding for the three months ended March 31, 2004 and $3.9 million of funding for the three months ended March 31, 2003. The amount drawn under our revolving credit facility as of March 31, 2004 was $49.7 million.

        In each instance, the financing activities supported our strategic acquisition program, our capital expenditures and the increase in working capital associated with our growth.

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

        Our short-term and long-term liquidity needs will arise primarily from:

  •
  interest expense, which was $6.7 million in the three months ended March 31, 2004. Of this, $6.0 million was settled in cash and $0.7 million relates to non-cash charges. We expect our interest expense to approximate $27.0 million in 2004;

  •
  principal payments of debt and capital leases, operating lease payments, and unconditional purchase commitments as presented below;

  •
  capital expenditures, which were $5.5 million in the three months ended March 31, 2004 and are expected to range between $35.0 million and $40.0 million in 2004;

  •
  cash tax payments, which were $8.0 million in 2003, due primarily to the utilization of accumulated net operating losses in the United States and are expected to be between $20.0 million and $25.0 million in 2004. After 2004, net operating losses in the United States should be substantially utilized and cash tax payments will be expected to more closely approximate the provision for income taxes; and

  •
  working capital requirements as may be needed to support business growth.

        The seasonal nature of the moving business results in increased short-term working capital requirements in the summer months. This will result in an increase in receivables which are typically collected, and revolving credit borrowings which are typically repaid, by late fall.

        The following table provides a summary, as of March 31, 2004, of our contractual obligations related to long-term debt, leases and other commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	2004	2005-2006	2007-2008	2009 and After
	(Dollars in millions)
Long-Term Debt	$477.6	$0.4	$9.2	$9.0	$459.0
Capital Lease Obligations	21.3	3.1	9.0	6.6	2.6
Operating Leases	318.2	46.3	93.0	64.0	114.9
Unconditional Purchase Obligations	164.6	19.9	41.6	38.1	65.0

Total Contractual Cash Obligations	$981.7	$69.7	$152.8	$117.7	$641.5

        As of March 31, 2004, we had no 2004 funding requirements for our pension or postretirement plans; however, we may make voluntary contributions ranging from $1.0 million to $5.0 million.

        Debt Service.    Principal and interest payments under our senior secured credit facilities and interest payments on the notes represent significant liquidity requirements for us. Our senior secured credit facilities are comprised of a note payable and a revolving credit facility. As of March 31, 2004, we had $585.0 million of indebtedness comprised of indebtedness for borrowed money and capital leases consisting of:

  •
  $11.0 million principal amount of our 13 3/8% senior subordinated notes;

  •
  $415.0 million outstanding under our term loan;

  •
  $49.7 million outstanding under our $175.0 million revolving credit facility;

  •
  $21.3 million of capital leases;

  •
  $86.2 million of short-term debt, consisting of $45.6 million of our mortgage warehouse facility, $40.4 million of our relocation financing facilities and $0.2 million of foreign subsidiaries' operating lines of credit; and

  •
  $1.8 million of other debt.

Commitments and Contingencies

        On July 1, 2002, we entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. Covansys Corporation is a related party, as 24.5% of its outstanding common stock is owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. As of March 31, 2004, the remaining purchase commitment was $155.4 million.

Related Party Transactions

        We are parties to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the three months ended March 31, 2004, such fees were $0.3 million.

        North American Van Lines has guaranteed loans made by a third-party lender in aggregate principal amounts of $1.2 million as of March 31, 2004 to various members of our management, including one of our executive officers in the amount of $159,750, in connection with their investment in SIRVA. North American Van Lines would become liable for such amounts in the event that a member of management would fail to repay the principal and interest when due. These loans mature in July 2004, with the exception of the loan to our executive officer, which matures in May 2004, and bear interest at the prime rate plus 1.0%. The loan to our executive officer was made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us or any of our subsidiaries from making loans to or guaranteeing loans of executive officers.

Inflation

        We believe that inflation, currently, does not have a material effect on the results of our operations.

Retirement Plans

        Retirement plan expenses and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rate, rate of compensation increases and expected return on plan assets. In accordance with GAAP, actual results that differ from the assumption are accumulated and amortized over future periods. While we believe that assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense. In 2003, we maintained the expected return on plan assets at 9.0%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including their review of our pension asset class ten-year weighted average returns for each of the last ten years. The average ten-year return by year is 11.7%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. A reduction in the expected return on plan assets from 9.0% to 8.5% would increase pension expense by approximately $0.4 million. The discount rate range was lowered to 6.25% from 6.75%. The discount rate we utilize for determining pension obligations is based on the plan's projected cash flow utilizing an actuarially determined corporate spot rate. A reduction in the discount rate from 6.25% to 6.00% would increase pension expense by approximately $0.3 million. Pension expense in 2004 is expected to decrease by approximately $1.3 million primarily due to amortization of differences between actual and expected returns on plan assets. During 2003, we recorded a minimum pension liability adjustment of $0.5 million, net of tax, to accumulated other comprehensive income (loss). If the equity markets decline, we could be required to record a charge to accumulated other comprehensive income (loss).

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003 FIN 46 was revised ("FIN 46R") to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to our consolidated balance sheets or statements of operations.

        In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act established a prescription drug benefit under Medicare ("Medicare Part D"), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the economic effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the accumulated postretirement benefit obligation and net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending. The final issued guidance could require a change to previously reported information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $4.4 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.8 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $2.6 million in the next year.

        We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate non-performance by the other parties.

        We had four open interest rate swap agreements as of March 31, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

        Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the three months ended March 31, 2004 and 2003, we recognized a currency loss of $0.5 million and gain of an immaterial amount, respectively, for transactional related items.

        From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the euro. The contract amounts of foreign currency forwards at March 31, 2004 was $33.1 million. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of March 31, 2004 would result in a hypothetical loss of approximately $1.4 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the three months ended March 31, 2004 and 2003, we recognized gains of $0.2 million resulting from changes in the fair value of foreign currency derivatives.

        We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the three months ended March 31, 2004 and 2003, we recognized losses of $0.3 million and $0.5 million, respectively. The insurance investment portfolio also included marketable debt and equity securities which are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that, as of March 31, 2004, these controls and procedures are effective to ensure that (1) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a), (b)    Changes in Securities

        None.

(c)    Sales of Unregistered Securities

        None.

(d)    Use of Proceeds

        In connection with the initial public offering of our common stock, the Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-108185) under the Securities Act of 1933, effective on November 24, 2003. Managing underwriters for the offering were Credit Suisse First Boston LLC and Goldman Sachs & Co. Under this registration statement, we issued and sold 13,513,514 shares of our common stock and certain of our stockholders named in the registration statement sold another 7,539,118 shares of our common stock. All 21,052,632 shares of common stock registered under the registration statement were sold at a price to the public of $18.50 per share.

        The aggregate gross proceeds from the sale of the shares of common stock sold by us pursuant to the registration statement were $250.0 million. On December 1, 2003, the transaction was closed and we received aggregate net proceeds from the offering of approximately $227.4 million after deducting an aggregate of $15.7 million in underwriting discounts and commissions paid to the underwriters and $6.9 million in other expenses incurred in connection with the offering. We did not receive any proceeds from the sale of shares by the selling stockholders. We used $65.2 million of the net proceeds of the offering to repay our senior discount loan, $32.9 million to redeem our junior exchangeable preferred stock and the remaining $129.3 million toward full repayment of our debt outstanding under our old senior credit facility in conjunction with our debt restructuring.

(e)    Issuer Repurchases of Equity Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        (a)    None.

        (b)    None.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description of Exhibit
10.1	Independent Contractor Service Agreement and Release, dated as of April 27, 2004, by and between Michael P. Fergus and SIRVA, Inc.
10.2	Letter agreement, dated as of March 1, 2004, by and between Michael P. Fergus and SIRVA, Inc., with respect to termination of employment.
10.3	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

        A Current Report on Form 8-K was furnished (not filed) on February 11, 2004 under Items 9 and 12 relating to SIRVA's press release setting forth SIRVA's fourth quarter and full year results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

SIRVA, INC.
/s/ JOAN E. RYAN Joan E. Ryan Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS M. THOMPSON Dennis M. Thompson Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I
SIRVA, INC. Consolidated Balance Sheets At December 31, 2003 and March 31, 2004 (Dollars in thousands except share data) (Unaudited)
SIRVA, INC. Consolidated Statements of Cash Flows For the three months ended March 31, 2003 and 2004 (Dollars in thousands) (Unaudited)
SIRVA, INC. Notes to Consolidated Financial Statements (Dollars in thousands except share and per share data) (Unaudited)
SIRVA, INC. Notes to Consolidated Financial Statements (Dollars in thousands except share and per share data) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES