Form 10-Q
period 2004-06-30
SIRVA INC
filed 2004-08-13
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
Commission file number 001-31902

SIRVA, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2070058 (I.R.S. Employer Identification Number)

700 Oakmont Lane
Westmont, Illinois 60559
(630) 570-3000

(Address, including ZIP code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Yes ☐ No ☒

At August 10, 2004, the registrant had issued and outstanding an aggregate of 73,393,409 shares of Common Stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SIRVA, INC.
Consolidated Balance Sheets
At June 30, 2004 and December 31, 2003
(Dollars in thousands except share data)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$116,108	$63,065
Short-term investments	6,396	7,759
Accounts and notes receivable, net of allowance for doubtful accounts of $21,830 and $21,098, respectively	404,078	333,689
Relocation properties related receivables	96,253	39,115
Mortgages held for resale	91,018	58,063
Relocation properties held for resale, net of allowance for loss on sale of $1,200 and $2,200, respectively	62,462	89,128
Deferred income taxes	37,111	37,126
Other current assets	35,513	33,207
Total current assets	848,939	661,152
Investments	102,176	90,255
Property and equipment, net	171,485	180,985
Goodwill	354,425	355,141
Intangible assets, net	230,701	228,359
Other long-term assets	32,820	33,465
Total long-term assets	891,607	888,205
Total assets	$1,740,546	$1,549,357
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,585	$560
Current portion of capital lease obligations	4,218	4,551
Short-term debt	123,281	96,430
Accounts payable	102,329	83,393
Relocation properties related payables	127,097	99,494
Accrued transportation expense	93,147	69,694
Insurance claims and reserves	78,197	80,266
Unearned premiums and other deferred credits	79,545	59,331
Accrued income taxes	12,836	6,722
Other current liabilities	97,236	108,815
Total current liabilities	720,471	609,256
Long-term debt	443,711	427,463
Capital lease obligations	16,675	18,072
Deferred income taxes	40,305	35,848
Other liabilities	63,731	63,370
Total long-term liabilities	564,422	544,753
Total liabilities	1,284,893	1,154,009
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value, 500,000,000 shares authorized with 75,861,169 issued and 73,267,190 shares outstanding at June 30, 2004 and 73,029,346 issued and 70,435,367 shares outstanding at December 31, 2003	759	730
Additional paid-in-capital	482,439	446,522
Common stock purchase warrant	—	655
Unearned compensation expense	(2,301)	(3,229)
Accumulated other comprehensive loss	(18,415)	(18,542)
Retained earnings (accumulated deficit)	3,289	(20,670)
	465,771	405,466
Less cost of treasury stock, 2,593,979 shares at June 30, 2004 and December 31, 2003	(10,118)	(10,118)
Total stockholders’ equity	455,653	395,348
Total liabilities and stockholders’ equity	$1,740,546	$1,549,357

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Income Statements
For the three months and six months ended June 30, 2004 and 2003
(Dollars in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating revenues	$668,766	$579,803	$1,197,727	$1,053,996
Operating expenses:
Purchased transportation expense	349,076	320,072	612,415	575,985
Other direct expense	182,382	144,886	337,274	268,523
Total direct expenses	531,458	464,958	949,689	844,508
Gross margin	137,308	114,845	248,038	209,488
General and administrative expense	102,392	88,903	194,764	169,262
Intangibles amortization	1,925	1,279	3,851	2,765
Income from operations	32,991	24,663	49,423	37,461
Other income (expense)	641	(120)	570	(142)
Debt extinguishment expense	565	—	565	—
Interest expense	6,782	15,067	13,520	30,080
Income before income taxes	26,285	9,476	35,908	7,239
Provision for income taxes	8,749	3,264	11,949	2,493
Net income	$17,536	$6,212	$23,959	$4,746
Net income per share—basic	$0.25	$0.09	$0.34	$0.04
Net income per share—diluted	$0.23	$0.09	$0.32	$0.04
Average number of common shares outstanding—basic	70,940,651	56,537,026	70,694,529	56,547,003
Average number of common shares outstanding—diluted	75,631,919	58,594,518	75,428,211	58,341,788

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$23,959	$4,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,567	25,128
Change in provision for losses on accounts and notes receivable	1,841	1,730
Deferred income taxes	4,335	5,133
(Gain) loss on sale of assets, net	(4,998)	443
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(69,267)	(56,844)
Mortgages held for resale	(32,955)	(37,050)
Relocation properties related assets and liabilities	(2,229)	(10,328)
Accrued income taxes	6,004	(2,419)
Accounts payable	17,185	(2,944)
Other current assets and liabilities	31,740	35,252
Other long-term assets and liabilities	1,100	2,887
Net cash provided by (used for) operating activities	3,282	(34,266)
Cash flows from investing activities:
Additions of property and equipment	(13,482)	(9,694)
Proceeds from sale of property and equipment	7,874	910
Purchases of investments	(52,995)	(44,876)
Proceeds from sale or maturity of investments	43,172	39,251
Acquisitions, net of cash acquired	(8,542)	(30,794)
Other investing activities	(1,096)	(1,868)
Net cash used for investing activities	(25,069)	(47,071)
Cash flows from financing activities:
Borrowings on short-term debt	775	1,597
Repayments on short-term debt	(501)	(2,296)
Borrowings on mortgage warehouse facilities	458,744	385,835
Repayments on mortgage warehouse facilities	(425,775)	(351,462)
Borrowings on relocation financing facilities	32,025	34,489
Repayments on relocation financing facilities	(39,144)	(19,072)
Borrowings on long-term debt	316,541	242,307
Repayments on long-term debt	(298,142)	(203,154)
Repayments on capital lease obligations	(2,151)	(3,826)
Proceeds from exercise of warrants	34,999	—
Other financing activities	(2,399)	5,073
Net cash provided by financing activities	74,972	89,491
Effect of translation adjustments on cash	(142)	1,995
Net increase in cash and cash equivalents	53,043	10,149
Cash and cash equivalents at beginning of period	63,065	45,480
Cash and cash equivalents at end of period	$116,108	$55,629

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share data)
(Unaudited)

(1)   Basis of Presentation

This report covers SIRVA, Inc. (SIRVA or the Company) and its wholly owned subsidiaries SIRVA Worldwide, Inc., CMS Holding, LLC, RS Acquisition Holding, LLC and indirect subsidiary North American Van Lines, Inc. (NAVL).

The accompanying unaudited consolidated interim financial statements should be read together with the Company’s audited consolidated financial statements for the twelve months ended December 31, 2003. Certain information and footnote disclosures normally included in the aforementioned financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Certain reclassifications have been made to the consolidated financial statements for the prior periods presented to conform with the June 30, 2004 presentation.

On November 7, 2003, the Company’s Board of Directors approved a 3.17 for 1 stock split of the Company’s common stock, effected by means of a reclassification. The stock split became effective on November 24, 2003. In connection with the stock split, the Company filed a certificate of amendment to its certificate of incorporation on November 10, 2003, which increased the number of shares of its common stock authorized from 24,000,000 to 500,000,000. Periods presented have been restated to show the effect of the stock split.

In accordance with the provisions of the Financial Accounting Standards Boards (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting described by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income available to common stockholders as reported	$17,536	$5,070	$23,959	$2,514
Equity-based compensation expense included in net income available to common stockholders, net of tax	303	1,420	619	1,420
Pro forma compensation cost under fair value method, net of tax	(1,463)	(100)	(2,887)	(204)
Pro forma net income available to common stockholders	$16,376	$6,390	$21,691	$3,730
Basic net income per share, as reported	$0.25	$0.09	$0.34	$0.04
Basic net income per share, pro forma	$0.23	$0.11	$0.31	$0.07
Diluted net income per share, as reported	$0.23	$0.09	$0.32	$0.04
Diluted net income per share, pro forma	$0.22	$0.11	$0.29	$0.06

(2)   Acquisitions and Dispositions

On March 10, 2004, the Company purchased Relocation Dynamics, Inc. (RDI), a U.S.-based specialty relocation services provider, for $1,786, net of acquired cash of $200. The purchase was made with $1,986 in cash, $1,500 paid at closing and $486 paid in April 2004, and contingent consideration of up to $3,000 payable subject to the achievement of certain revenue targets over each of the next five years. The payment of any contingent consideration will be recorded as an adjustment to the purchase price and will result in additional goodwill. The preliminary allocation of RDI’s intangible assets resulted in allocations of $1,485 to customer list, $270 to covenant not to compete and $231 to goodwill. The operations of RDI are included in the Company’s consolidated results effective March 1, 2004.

On April 30, 2004, the Company purchased Rettenmayer Internationale Umzugslogistik GmbH (Rettenmayer), a Germany-based moving and relocation services business for $4,116 in cash, net of acquired cash of $239. The preliminary allocation of Rettenmayer’s intangible assets resulted in allocations of $618 to tradenames, $687 to customer list, $9 to covenant not to compete and $2,922 to goodwill. On August 2, 2004, the Company purchased for $1,202 in cash an additional branch location from the previous Rettenmayer owner to further expand its service capabilities in Germany. The operations of Rettenmayer are (excluding the additional branch location) included in the Company’s consolidated results effective May 1, 2004.

The costs of RDI and Rettenmayer have been preliminarily allocated to the net assets acquired and are subject to adjustment when asset and liability valuations are finalized. These acquisitions are part of the Company’s ongoing strategy to expand relocation and moving capabilities in major regions of the world. RDI’s New Jersey location added another service center on the East Coast to enhance the Company’s service offering to existing and new customers. The acquisition of Rettenmayer will provide the Company with a greater presence in the German market as well as complement its existing businesses in Central and Eastern Europe, and further enhance its “Relocation Redefined” offering to existing and new customers.

On March 25, 2004, the Company sold its long leasehold interest in a parcel of land at its Edinburgh, Scotland facility for $2,740 in cash resulting in a gain of $2,626. On June 30, 2004, the Company sold a fleet services maintenance location in Fontana, California for $2,550 in cash, resulting in a gain of $1,127. These sales were in conjunction with the Company’s ongoing plan to rationalize the infrastructure and expense base of its operations to fund incremental investments in sales, marketing and other strategic capabilities that will enable future growth. The gains associated with these sales were recorded as a component of general and administrative expense.

(3)   Income Taxes

The Company’s estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to differences in the statutory rates between the U.S. and countries where the Company has permanently reinvested earnings and tax incentive programs that the Company has qualified for under the laws of certain jurisdictions. At June 30, 2004 and December 31, 2003, the Company’s gross deferred tax assets totaled $89.1 million and $93.3 million, respectively, with corresponding valuation allowances of $0.7 million at both June 30, 2004 and December 31, 2003.

(4)   Cash and Cash Equivalents

Cash and cash equivalents included $46,586 and $34,547 at June 30, 2004 and December 31, 2003, respectively, primarily relating to the Company’s wholly owned insurance subsidiaries. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders’ surplus available for dividend distribution. The insurance subsidiaries’ ability to pay cash dividends to the Company is, in turn, generally restricted by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders.

(5)   Short-term Debt

Short-term debt consisted of the following:

	June 30, 2004	December 31, 2003
Mortgage warehouse facilities	$88,479	$55,509
Relocation financing facilities	33,678	40,073
Foreign subsidiaries’ lines of credit	1,124	848
	$123,281	$96,430

In June 2004, the Company entered into an amendment of the revolving credit facility used by its subsidiary, SIRVA Mortgage, Inc. The amendment lowered the amount available to $80,000 from $100,000 and extended the expiration date to June 1, 2005. At June 30, 2004, the Company had an outstanding balance of $58,708 against the revolving credit facility, and $29,771 outstanding against an early purchase facility. Interest on both facilities is payable monthly at a rate of London Interbank Offered Rate (LIBOR) plus 1.375% to 2.875% (effective rate of 2.96% at June 30, 2004). The Company pays a monthly commitment fee of 0.15% on the undrawn portion of the revolving credit facility in months where the average drawn balance is less than $40,000.

A subsidiary, SIRVA Finance Limited, and various subsidiaries of SIRVA Relocation LLC, maintain relocation financing lines in the amount of $72,100 with various European banks. The Company has an outstanding balance of $33,678 at June 30, 2004 and $40,073 on December 31, 2003. Interest is payable monthly or quarterly depending on the lenders, at a rate of LIBOR plus 0.60% - 1.50% (effective rate of

5.23% - 6.13% on June 30, 2004). A commitment fee between 0% and 0.60% is charged on the undrawn balances.

Certain wholly owned foreign subsidiaries maintain credit facilities totaling $24,331 at June 30, 2004. Interest is payable monthly or quarterly at the base lending rate plus margins between .85% and 1.75% (effective rates between 3.65% and 8.55%) as of June 30, 2004. Commitment fees range from 0% to 0.625% on the non-utilized portion of an applicable credit facility. As of June 30, 2004 and December 31, 2003, the outstanding balance was $1,124 and $848, respectively. The Company has $7,436 of bank guarantees issued against these credit lines at June 30, 2004. Certain of these facilities are guaranteed by the Company.

(6)   Other Current Liabilities

Other current liabilities consisted of the following accruals:

	June 30, 2004	December 31, 2003
Compensation and benefits	$21,474	$29,802
Outstanding checks	13,785	13,759
Customer relocation expense	19,983	12,980
Customer and agent incentives	7,898	12,772
Sales, fuel and other non-income taxes	10,491	10,558
General and administrative	7,324	10,224
Interest and interest swap agreements	1,838	3,917
Deferred purchase price consideration	1,285	3,357
Facilities expense	2,336	909
Restructuring expense	322	392
Other	10,500	10,145
	$97,236	$108,815

(7)   Long-term Debt

Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
Term loan	$415,000	$415,000
Revolving credit facility	23,491	—
Senior subordinated notes	6,025	11,025
Other	1,780	1,998
Total debt	446,296	428,023
Less current maturities	2,585	560
Total long-term debt	$443,711	$427,463

The Company retired $5,000 of 13 3/8% Senior Subordinated notes on June 25, 2004. The Company paid an 8% early prepayment premium of $400 and wrote off deferred debt issuance costs of $165. The Company expects to retire the remainder of these notes by year end 2004.

The consolidated leverage ratio and interest coverage ratio, as defined in the Company’s credit agreement, at June 30, 2004 were 2.54 to 1.00 and 7.38 to 1.00, respectively, compared to required ratios of less than 3.50 to 1.00 and greater than 3.25 to 1.00, respectively.

(8)   Stockholders’ Equity

	Stockholders’ Equity
	Total	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Common stock	Common stock purchase warrant	Additional paid-in- capital	Unearned compensation	Treasury stock
Balance at December 31, 2003	$395,348	$(20,670)	$(18,542)	$730	$655	$446,522	$(3,229)	$(10,118)
Comprehensive income (loss):
Net income	23,959	23,959	—	—	—	—		—
Unrealized hedging gain, net of tax of $828	1,537	—	1,537	—	—	—		—
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(137)	(254)	—	(254)	—	—	—		—
Foreign currency translation adjustment, net of tax of $(622)	(1,156)	—	(1,156)	—	—	—		—
Total comprehensive income	24,086	—	—	—	—	—		—
Issuance of common stock	99	—	—	—	99	—
Stock issuance costs	(275)	—	—	—	—	(275)	—	—
Unearned compensation	928	—	—	—	—	—	928	—
Stock options exercised	186	—	—	—	—	186	—	—
Tax benefit of stock options exercised	282	—	—	—	—	282	—	—
Exercise of warrants	34,999	—	—	29	(655)	35,625	—
Balance at June 30, 2004	$455,653	$3,289	$(18,415)	$759	$0	$482,439	$(2,301)	$(10,118)

The stock issuance costs incurred during the six months ended June 30, 2004 relate to the Company’s initial public offering completed in the fourth quarter of 2003.

A secondary offering of the Company’s common stock was completed on June 15, 2004. The shares were offered by selling stockholders who, prior to the secondary offering, owned approximately 68% of the Company’s outstanding stock. The Company did not receive any proceeds from the sale of the shares offered. During the six months ended June 30, 2004, the Company incurred $1,189 of expenses related to the secondary offering, which were recorded in general and administrative expense.

In conjunction with the secondary offering, one of the selling stockholders, Exel plc, fully exercised warrants that it had previously received as part of the Allied group acquisition in November 1999. These were the Company’s only outstanding warrants. The Company received proceeds of $34,999 and issued 2,773,116 shares of common stock in connection with this exercise. Subsequent to the secondary offering and the exercise of warrants, the selling stockholders owned approximately 37% of the Company’s outstanding stock.

(9)   Commitments and Contingencies

(a)  Litigation

The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent’s drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment of $15,229 was rendered in 2002 and fully paid by the Company and two of its insurers. After certain insurance payments and reimbursements, the Company has paid $7,637, which the Company believes is fully reimbursable by insurance; however, one of the Company’s several co-insurers of this case filed suit contesting its coverage obligation. The Company filed a counterclaim and cross-claim seeking reimbursement for all remaining amounts that the Company paid in satisfaction of the judgment and associated costs and expenses. The Company filed a motion for summary judgment in August 2003, and the court issued a final award to the Company. Both the co-insurer and the Company have filed notices of appeal. The Company has a reserve that it considers appropriate under the circumstances.

The Company has produced and is producing records in response to grand jury subpoenas issued in July 2002 and January 2003 in connection with an investigation being conducted by attorneys in the Department of Justice Antitrust Division through a grand jury in the Eastern District of Virginia. The Company is cooperating with the investigation and understands that numerous other companies have received similar subpoenas.

Some of the Company’s moving services operations in Europe are being investigated by European antitrust regulators. The investigations are in the early stages and involve certain anti-competitive practices. The investigations could expose the Company to administrative and other penalties. The Company is cooperating with the investigations, which the Company expects will take several years to complete.

Management believes that, based on information currently available to it, the outcome of the Department of Justice and European antitrust investigations will not have a material adverse impact on the Company’s overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized.

The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, the amount of the Company’s ultimate liability resulting from these matters should not materially affect the Company’s financial position, results of operations or liquidity.

(b)  Environmental Matters

The Company has been named as a potentially responsible party (PRP) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established, which totaled $35 as of June 30, 2004 and December 31, 2003. These reserves are based upon the Company’s allocation of the total estimated cleanup costs as a de minimis contributor pursuant to agreed orders executed with the Indiana Department of Environmental Management and the U.S. Environmental Protection Agency. The Company has made no provision for expected insurance recovery. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

The Company owns or has owned and leases or has leased facilities at which underground storage tanks are located and operated. Management believes that the Company has taken the appropriate and necessary action with regard to releases that have occurred. Based on its assessment of the facts and circumstances now known, management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware. Further, management believes it is unlikely that any identified matters, either individually or in aggregate, will have a material effect on the Company’s financial position, results of operations or liquidity. As conditions may exist on these properties related to environmental problems that are latent or as yet unknown, there can be no assurance that the Company will not incur liabilities or costs in the future, the amount of which cannot be estimated reliably at this time.

(c)  Purchase Commitments

Purchase commitments consisted of the following:

	June 30, 2004	December 31, 2003
Outsourcing agreements	$150,318	$158,954
Software licenses, transportation equipment and other	5,930	8,098
	$156,248	$167,052

On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company’s domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of June 30, 2004, the remaining purchase commitment was $150,318. For the six months ended June 30, 2004, the Company paid Covansys $4,511. Covansys Corporation is a related party, as 34.3% of its outstanding common stock is beneficially owned by Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership (Fund VI). As of June 30, 2004, Fund VI held approximately 9.7% of the capital stock of the Company. Fund VI is managed by Clayton, Dubilier & Rice, Inc., a private investment firm that is organized as a Delaware corporation, and is an affiliate of the Company’s largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership.

(10)   Earnings Per Share

A reconciliation of reported net income to net income available to common stockholders and a reconciliation of basic to diluted weighted average common shares are as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income	$17,536	$6,212	$23,959	$4,746
Less preferred share dividends	—	959	—	1,901
Less accretion of redeemable common stock	—	183	—	331
Net income available to common stockholders	$17,536	$5,070	$23,959	$2,514
Basic weighted average common shares outstanding	70,940,651	56,537,026	70,694,529	56,547,003
Assumed conversion of stock options and awards	4,691,268	2,057,492	4,733,682	1,794,785
Diluted weighted average common shares outstanding	75,631,919	58,594,518	75,428,211	58,341,788
Net income per share—basic	$0.25	$0.09	$0.34	$0.04
Net income per share—diluted	$0.23	$0.09	$0.32	$0.04

Options to purchase 57,500 shares of common stock were outstanding at June 30, 2004 but were not included in the computation of diluted earnings per share. Warrants to purchase 2,773,116 shares of common stock were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per share. These options and warrants were excluded from the computations because the options’ and warrants’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

(11)   Operating Segments

The Company has four reportable segments—1) Relocation Solutions-North America, 2) Relocation Solutions-Europe and Asia Pacific, together forming Global Relocation Solutions, 3) Network Services, and 4) Transportation Solutions. Intersegment transactions, principally relating to international operations, are recorded at market rates as determined by management. The consolidation process results in the appropriate elimination of intercompany transactions, with revenues reflected in the segment responsible for billing the end customer.

Global Relocation Solutions

The Company’s Global Relocation Solutions business provides a combination of relocation services, global mobility services and moving and storage services that it tailors by geographic region to the specific needs of its customers. Global Relocation Solutions is comprised of the Relocation Services—North America and the Relocation Solutions—Europe and Asia Pacific reportable segments. This business provides the following services:

•       Moving and Storage Services:

•        Household Goods:  The Company provides worldwide household goods moving and storage services, including sales, packing, loading, transportation, delivery and warehousing. In the U.S. and Canada, moving and storage services are provided through a network of exclusive agents. Outside of the U.S. and Canada, the Company provides these services through a network of company owned branches throughout the U.K., Europe and the Asia Pacific region.

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

Network Services

The Company’s Network Services segment offers a variety of services for truck drivers, fleet owners and agents, both inside and outside the Company’s network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, the Company offers a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of the Company’s National Association of Independent Truckers, an association of independent contract truck drivers.

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

The tables below represent information about operating revenues, income (loss) from operations and total assets by segment:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating Revenues
Relocation Solutions—North America	$454,709	$410,795	$779,726	$726,307
Relocation Solutions—Europe and Asia Pacific	130,551	105,174	261,792	206,463
Global Relocation Solutions	585,260	515,969	1,041,518	932,770
Network Services	56,716	39,060	103,219	74,566
Transportation Solutions	26,790	24,774	52,990	46,660
Consolidated operating revenues	$668,766	$579,803	$1,197,727	$1,053,996
Income (loss) from operations
Relocation Solutions—North America	$18,994	$13,530	$21,084	$15,419
Relocation Solutions—Europe and Asia Pacific	3,011	3,015	8,325	6,627
Global Relocation Solutions	22,005	16,545	29,409	22,046
Network Services	11,853	9,674	21,392	17,732
Transportation Solutions	1,191	844	1,663	363
Corporate	(2,058)	(2,400)	(3,041)	(2,680)
Consolidated income from operations	$32,991	$24,663	$49,423	$37,461

	As of
	June 30, 2004	December 31, 2003
Total assets
Relocation Solutions—North America	$930,186	$809,590
Relocation Solutions—Europe and Asia Pacific	455,844	449,542
Global Relocation Solutions	1,386,030	1,259,132
Network Services	329,608	267,487
Transportation Solutions	24,908	22,738
Consolidated total assets	$1,740,546	$1,549,357

(12)   Benefit Plans—Components of Net Periodic Cost

Information on the Company’s domestic and foreign defined benefit and postretirement benefit plans and amounts recognized in the Company’s consolidated income statements, based on actuarial valuation, is as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
Combined Plans Excluding United Kingdom	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest cost	$1,755	$1,649	$3,510	$3,453
Service cost	4	4	8	8
Expected return on plan assets	(1,704)	(1,380)	(3,408)	(2,893)
Amortization of recognized actuarial loss	611	672	1,221	1,408
Net periodic benefit cost	$666	$945	$1,331	$1,976

	Pension Benefits
	Three Months Ended		Six Months Ended
United Kingdom	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest cost	$862	$898	$1,738	$1,788
Service cost	740	1,049	1,494	2,087
Expected return on plan assets	(1,102)	(1,151)	(2,220)	(2,290)
Amortization of recognized actuarial loss	59	197	117	391
Net periodic benefit cost	$559	$993	$1,129	$1,976

	Postretirement Benefits
	Three Months Ended		Six Months Ended
Combined Plans	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest cost	$278	$253	$557	$507
Service cost	33	25	66	50
Amortization of prior service benefit curtailment gain	(139)	(116)	(278)	(233)
Amortization of recognized actuarial loss	90	63	180	126
Net periodic benefit cost	$262	$225	$525	$450

As of June 30, 2004, the Company had no 2004 funding requirements for its pension or postretirement plans; however, the Company may make voluntary contributions ranging from $1,000 to $5,000.

(13)   Restructuring

In June 2001, the Transportation Solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, and lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms, certain facility lease payments will continue through September 2005. At June 30, 2004, the restructuring accrual was $322 after lease payments of $70 were made during the six months ended June 30, 2004.

(14)   Equity-Based Compensation Expense

For the three and six months ended June 30, 2004, the Company recognized $454 and $928, respectively, of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. For the three and six months ended June 30, 2003, the Company recognized $2,149 of expense in relation to these subscriptions and grants. The expense has been recorded as a component of general and administrative expense as the difference between the subscription or exercise price and the deemed fair value of the Company’s common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by the Company in respect of these transactions is $6,766. The Company expects to recognize $292 and $272 in the three months ending September 30, 2004 and December 31, 2004, respectively.

(15)   Home Equity Advance Receivable Securitization

Effective June 30, 2004, the Company implemented a program to allow for the expansion in its SIRVA Relocation subsidiary’s home equity advance offering without a corresponding cash usage. SIRVA Relocation sells a receivable portfolio through a wholly owned special purpose vehicle SIRVA Relocation

Credit, LLC (SRC). SRC sells the eligible receivables on a non-recourse basis to an unaffiliated third party bank. The fair value of these receivables is based on their relative fair values, taking into account the history of performance of these types of receivables, the underlying security of the collateralization and current interest rates and economic conditions. The Company retains an interest in the receivables of 15%, which is recorded in accounts and notes receivable. SRC provides servicing of the receivables under the terms of the contract.

The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The loans generally are due within 180 days or upon the sale of the underlying property. Under the terms of the sales agreement, the Company is responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third party bank. Servicing fees the Company receives under the sales agreement are deemed adequate compensation to it for performing the servicing; accordingly, no servicing asset or liability has been recognized in the accompanying financial statements. The transaction qualifies as a sale under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

The Company received cash of $28,411 for the initial portfolio of receivables sold on June 30, 2004. The Company retains an interest in each securitized portfolio. The fair values of the retained interests are estimated taking into consideration both historical experience and current projections with respect to the transferred assets’ future credit losses. The key assumptions used when estimating the fair value of the retained interests include the discount rate (which generally averages approximately 5%), the expected weighted-average life (which averages approximately four months) and anticipated credit losses (which are expected to be immaterial based on historical experience). The interests retained in the transferred receivables are carried at amounts that approximate fair value and totaled $9,018 at June 30, 2004. Credit losses, net of recoveries, relating to the retained interests are not material to the consolidated financial statements. An immediate 10% or 20% adverse change in these assumptions would reduce the fair value of the retained interests at June 30, 2004 by approximately $902 and $1,804, respectively.

(16)   Related Party Transactions

The Company is a party to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the six months ended June 30, 2004, such fees were $500.

NAVL has guaranteed loans made by a third-party lender to various members of its management, including one of its executive officers in the amount of $160, in connection with their investment in SIRVA. NAVL would become liable in the event that a member of management would fail to repay the principal and interest when due. The loans were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, the Company adopted a policy prohibiting it or any of its subsidiaries from making loans to or guaranteeing loans of directors and executive officers.

(17)   Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, the Company adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments that are not required until the year ended December 31, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003, FIN 46 was revised (FIN 46R) to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to the Company’s consolidated balance sheets or income statements.

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). Management is in the process of determining the impact of this issue on their business, results of operations, financial position and liquidity. Therefore, in accordance with FSP 106-2, the accumulated postretirement benefit obligation and net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act.

In March 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF 03-6). This issue addressed changes in the reporting calculation and requirements of earnings per share, providing the method to be used when a company has granted, holders of any form of security, rights to participate in the earnings of the Company along with the participation rights of common stockholders. The Company has reviewed the contractual rights granted for stock warrants, options, and now-retired junior preferred stock and concluded that EITF 03-6 does not affect the Company’s reporting and disclosure requirements.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. Management is in the process of determining the impact of EITF 03-1 on their business, results of operations, financial position, and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the United Kingdom, Maison Huet® in France, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This unique combination is driving our growth by addressing our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

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

In addition, we also made two acquisitions to help support continued growth in our network services segment. Historically, the primary market for our insurance programs and other services provided to truck drivers, fleet owners and agents was our own network. With the acquisitions of the National Association of Independent Truckers, or NAIT, an association of independent contract truck drivers, in April 2002 and the purchase of MovePak, a program administrator for a moving and storage insurer, in December 2003, we opened up new customer channels for our network services segment.

In November 2003, we completed an initial public offering of shares of our common stock. Our common stock is listed on the NYSE under the symbol, “SIR.”

In addition, we announced in April 2004 that over the next six months, we intend to evaluate our strategic options with respect to our specialized transportation business. We are in the process of pursuing options to allow us to continue making these services available through alternative means that better benefit SIRVA, our customers and our agents.

In June 2004, we completed a secondary public offering with shares offered for sale by our three largest stockholders, reducing their ownership from approximately 68% to 37%. We did not receive any proceeds from the sale of the offered shares. In conjunction with the offering, one of the selling stockholders fully exercised its warrants. These were our only outstanding warrants and resulted in proceeds to us of $35.0 million and an issuance of an additional 2,773,116 common shares.

Operating Segments

Our business operates in four segments: Relocation Solutions-North America, Relocation Solutions-Europe and Asia Pacific, Network Services and Transportation Solutions. We sometimes refer to our Relocation Solutions-North America and Relocation Solutions-Europe and Asia Pacific segments together as Global Relocation Solutions.

Global Relocation Solutions:   We offer a comprehensive suite of relocation solutions to our more than 2,500 corporate and government customers around the world. We offer a wide variety of employee relocation services including the sale of employees’ homes, movement of their household goods, purchase of their new homes and provision of destination services. In addition, we provide our corporate customers with moving services for products that require special handling and constant monitoring due to their high value. Our relocation solutions services are provided by a team of over 6,000 employees around the world and a network of agents and other service providers.

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

Relocation Solutions—Europe and Asia Pacific:   We provide moving services through a network of company-owned and agent-owned locations in the United Kingdom, Continental Europe and the Asia Pacific region. To date, our operating revenues for this segment have been derived predominantly from our moving services business.

Network Services:   We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside our network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of our National Association of

Independent Truckers, an association of independent contract truck drivers. As of June 30, 2004, the association had approximately 29,700 owner operator members.

Transportation Solutions:   We provide inventory management solutions, using proprietary asset management technology, to coordinate a variety of services such as order fulfillment, project-specific delivery management and the tracing of products through a customer’s supply chain.

Critical Accounting Policies

Our accounting policies are described in Note 1 to our consolidated financial statements as filed with the Securities and Exchange Commission on Form 10-K on March 26, 2004. The preparation of financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Foreign Currency Translation

The vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Operating revenues for the three months ended June 30, 2004 from non-U.S. operations amounted to $144.7 million, or 21.6% of our total operating revenues while year to date to June 30, 2004, non-U.S. operations amounted to $283.6 million or 23.7% of total operating revenues. Additionally, a total of 35.2% of our long-lived assets at June 30, 2004 were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the Euro zone, Australia and other countries in which we operate produced net currency translation adjustment losses of $2.1 million, net of tax for the three months ended

June 30, 2004, which was recorded as an adjustment to stockholders’ equity as an element of other comprehensive income. For the six months ended June 30, 2004, net currency translation losses were $1.2 million, net of tax.

Taxation

For the three month and six month periods ended June 30, 2004 and 2003, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference is due primarily to (1) differences in the mix of the statutory rates between the U.S. and countries where we have permanently reinvested earnings and (2) tax incentive programs that we have qualified for under the laws of certain jurisdictions.

Results of Operations

The following table sets forth information concerning our results of operations for the three months and six months ended June 30, 2004 and June 30, 2003, also expressed as a percentage of our operating revenues for the respective periods.

	Three Months Ended June 30				Six Months Ended June 30
	2004	2004	2003	2003	2004	2004	2003	2003
	(Dollars in millions)
Operating revenues	$668.8	100.0%	$579.8	100.0%	$1,197.7	100.0%	$1,054.0	100.0%
Operating expenses:
Purchased transportation expense	349.1	52.2%	320.1	55.2%	612.4	51.1%	576.0	54.6%
Other direct expenses	182.4	27.3%	144.9	25.0%	337.3	28.2%	268.5	25.5%
Gross margin	137.3	20.5%	114.8	19.8%	248.0	20.7%	209.5	19.9%
General and administrative expense	102.4	15.3%	88.8	15.3%	194.7	16.3%	169.2	16.1%
Intangibles amortization	1.9	0.3%	1.3	0.2%	3.9	0.3%	2.8	0.3%
Income from operations	33.0	4.9%	24.7	4.3%	49.4	4.1%	37.5	3.5%
Other income (expense)	0.7	—	(0.1)	—	0.6	—	(0.2)	—
Debt extinguishment	0.6	—	—	—	0.6	—	—	—
Interest expense	6.8	1.0%	15.1	2.6%	13.5	1.1%	30.1	2.9%
Provisions for income taxes	8.8	1.3%	3.3	0.6%	11.9	1.0%	2.5	0.2%
Net income	$17.5	2.6%	$6.2	1.1%	$24.0	2.0%	$4.7	0.4%

Operating Revenues.    Our operating revenues are derived from our Global Relocation Solutions, Network Services and Transportation Solutions operations.

Operating revenues from our Global Relocation Solutions operations are comprised of amounts billed to each of our corporate, government and military and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In addition, we bill our corporate customers for providing specialized transportation services for high value products that require specialized handling capabilities. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated is for services provided under exclusive contracts with our affiliated agents and owner operators, the costs of which are included in Purchased Transportation Expense.

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

Operating revenues from our Transportation Solutions segment represent charges billed for our inventory management expertise, which coordinates a variety of services such as purchased transportation, order fulfillment, project-specific delivery management, and the tracing of products through the customer’s supply chains.

Purchased transportation expense.    Purchased transportation expense, or PTE, represents amounts paid by us to independent third parties, such as agents, owner operators, and third-party carriers for providing capabilities for the fulfillment of our customer moving and transportation needs.

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

Other direct expenses:   Other direct expenses are comprised of our own facility and equipment costs; employee labor costs; commissions paid to realtors; home closing costs and other relocation service fees. In addition, transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings are included in other direct expenses. Relocation Solutions—Europe and Asia Pacific and Transportation Solutions have more significant levels of direct expenses than our moving services operations in North America.

Gross margin:   Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our four operating segments. As discussed above, our Relocation Solutions—North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms than our Relocation Solutions—Europe and Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Relocation Solutions—North America as compared to Relocation Solutions—Europe and Asia Pacific. Recently, the increase in non-moving relocation services in the United States has resulted in a margin mix impact as compared to our moving operations, as such relocation services have proportionally lower PTE and other direct expenses resulting in a higher gross margin. However, this also produces higher general and administrative expense, or G&A, associated with coordinating and administering these services.

Gross margin as a percentage of operating revenues in our Network Services and Transportation Solutions businesses also differs from that experienced in our Global Relocation Solutions operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses), and in our Transportation Solutions segment (operating revenues less direct expenses) has been higher, with a proportionally higher G&A expense compared to our moving services and specialized transportation operations in North America.

General and administrative expense:   G&A expense includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Relocation Solutions—Europe and Asia Pacific, Transportation Solutions, Network Services and our relocation services operations in North America have a more significant level of G&A expense than do our moving services and specialized transportation operations in North America.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Operating revenues:   Our operating revenues were $668.8 million for the three months ended June 30, 2004, which represents a $89.0 million, or 15.4%, increase for the quarter, when compared to $579.8 million for the three months ended June 30, 2003. The increase in operating revenues was a result of favorable currency impacts of $11.3 million, gains in our existing businesses of $61.6 million and growth due to acquisitions of $16.1 million, quarter-over-quarter. The British pound sterling, Australian dollar, Canadian dollar and euro all increased in value relative to the U.S. dollar in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 by 12%, 12%, 3% and 6%, respectively. Organic growth of $42.5 million occurred in Relocation Solutions—North America, $2.8 million in Relocation Solutions—Europe and Asia Pacific, $14.3 million in Network Services and $2.0 million in Transportation Solutions. The majority of the acquisition impact resulted from the June 2003 acquisition of Scanvan, which generated $7.4 million of operating revenues in the quarter ended June 30, 2004, with the remaining $8.7 million generated from the acquired businesses of PRS and MovePak, purchased in December 2003, RDI, purchased in March 2004 and Rettenmayer, purchased in April 2004.

Gross margin:   Gross margin was $137.3 million for the three months ended June 30, 2004, which represents a $22.5, or 19.6%, increase when compared to $114.8 million for the quarter ended June 30, 2003. The increase in gross margin was a result of favorable currency impacts of $3.8 million for the quarter, improved gross margin rate due to a more favorable business mix of $14.4 million for the quarter, and growth due to acquisitions of $4.2 million quarter-over-quarter. Our gross margin as a percentage of operating revenues for the three months ended June 30, 2004 was 20.5%, which represents a 0.7 percentage point increase over the three months ended June 30, 2003.

General and administrative expense:   G&A expense for the three month period ended June 30, 2004 was $102.4 million, an increase of $13.6 million, or 15.3%, over $88.8 million for the comparable period ended June 30, 2003. The increase in general and administrative expense was a result of unfavorable currency impacts of $3.2 million, growth due to acquisitions of $4.7 million and increases in existing business spending of $5.7 million. The higher organic spending is primarily related to sales and marketing efforts in support of our operating revenue growth plans and professional fees associated with Sarbanes-Oxley Act compliance. In addition, for the three months ended June 30, 2004 and 2003, we recognized $0.5 million and $2.1 million, respectively, of non-cash equity-based compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. For the three months ended June 30, 2004, we incurred $1.2 million of expense associated with our secondary stock offering completed June 15, 2004 and recognized a gain of $1.1 million from the sale of our Fontana, California fleet services facility. Our G&A expense as a percentage of operating revenues for the three month period ended June 30, 2004 was 15.3%, which is the same as the prior year period.

Intangibles amortization:   Amortization for the three months ended June 30, 2004 was $1.9 million. The amortization was $1.3 million for the comparable period ended June 30, 2003. The increase of $0.6 million is directly related to acquisitions made during 2003 and 2004.

Income from operations:   Income from operations was $33.0 million for the quarter ended June 30, 2004, which represents an $8.3 million, or 33.6%, increase over the $24.7 million for the three months ended June 30, 2003. The increase is due to the operating revenue growth in all segments combined with cost efficiency gains and fixed cost leverage resulting in income from operations as a percentage of operating revenues of 4.9% for the three months ended June 30, 2004 compared to 4.3% for the three months ended June 30, 2003.

Interest expense:   Interest expense declined $8.3 million for the quarter ended June 30, 2004 from $15.1 million for the three months ended June 30, 2003 to $6.8 million for the three months ended June 30, 2004. The decrease is due primarily to a reduction in our debt levels following our 2003 initial public offering and debt refinancing.

Other income (expense):   For the three months ended June 30, 2004, other income was $0.6 million compared to an expense of $0.1 million in 2003. These amounts represent gains or losses from the revaluation of short-term intercompany loans denominated in foreign currencies.

Debt extinguishment expense:   During the three months ended June 30, 2004, we incurred a $0.6 million charge for debt extinguishment due to the repurchase of senior subordinated notes. The tender premium paid on the senior subordinated notes was $0.4 million and we wrote off $0.2 million of deferred debt issuance costs associated with the indentures.

Income tax:   For the quarter ended June 30, 2004, our estimated provision for income taxes was $8.8 million based on pre-tax income of $26.3 million, producing an effective tax rate of 33.3%. For the same period last year, our provision for income taxes was $3.3 million on pretax income of $9.5 million producing an effective tax rate of 34.4%. The reduction in our tax rate is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have reinvested earnings, and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Net income:   Net income was $17.5 million or $0.23 per diluted share for the quarter ended June 30, 2004, which represents an $11.3 million, or $0.14 per diluted share increase over the comparable period in 2003 when net income was $6.2 million, or $0.09 per diluted share. This improvement reflects the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering.

Segment Analysis

The following table sets forth information with respect to our segments:

	Three Months Ended June 30, 2004
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$454.7	$130.6	$56.7	$26.8	$—	$668.8
Operating expenses:
Purchased transportation expense	311.1	30.7	—	7.3	—	349.1
Other direct expenses	80.3	50.5	40.2	11.2	0.2	182.4
Gross margin	$63.3	$49.4	$16.5	$8.3	$(0.2)	$137.3
Gross margin as a percentage of operating revenues	13.9%	37.8%	29.1%	31.0%	—	20.5%
Income (loss) from operations	$19.0	$3.0	$11.9	$1.2	$(2.1)	$33.0

	Three Months Ended June 30, 2003
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$410.8	$105.1	$39.1	$24.8	$—	$579.8
Operating expenses:
Purchased transportation expense	290.4	23.7	—	6.0	—	320.1
Other direct expenses	65.3	43.1	26.4	9.9	0.1	144.8
Gross margin	$55.1	$38.3	$12.7	$8.9	$(0.1)	$114.9
Gross margin as a percentage of operating revenues	13.4%	36.4%	32.5%	35.9%	—	19.8%
Income (loss) from operations	$13.5	$3.0	$9.7	$0.8	$(2.3)	$24.7
Key Performance Indicators, 2004 vs. 2003:
Percent change in operating revenues	10.7%	24.3%	45.0%	8.1%	—	15.4%
Percentage point change in gross margin as a percentage of operating revenues	0.5	1.4	(3.4)	(4.9)	—	0.7

Relocation Solutions—North America

Operating revenues were $454.7 million for the three months ended June 30, 2004, which represents an increase of  $43.9 million, or 10.7%, compared to $410.8 million for the three months ended June 30, 2003.

Operating revenues for our relocation services offering increased $20.9 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. This is due to a 49% increase in the number of corporate relocation initiations along with increased average transferee home value. Additionally, operating revenues from our household goods moving services offering increased $29.6 million, or 10.3%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, driven by increases in shipment volumes and revenue per shipment. These increases were partially offset by a decline in our specialized transportation service offering of $6.6 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Gross margin was $63.3 million for the three months ended June 30, 2004, representing an $8.2 million, or 14.9%, increase for the quarter compared to $55.1 million for the three months ended June 30, 2003. The increase in gross margin was primarily due to higher operating revenues, which were up 10.7%, but was also favorably impacted by a higher gross margin rate. Gross margin as a percentage of operating revenues was 13.9% for the three months ended June 30, 2004, which represents a 0.5 percentage point increase, compared to 13.4% for the three months ended June 30, 2003. This reflects a shift in product mix to relocation services, which has a higher gross margin rate than our traditional moving services operations.

Income from operations was $19.0 million for the three months ended June 30, 2004, which represents a $5.5 million, or 40.7%, increase compared to $13.5 million for the three months ended June 30, 2003, reflecting the increased gross margin rate associated with the high proportion of relocation services, as well as G&A leverage. G&A costs as a percentage of operating revenues declined from 9.9% in 2003 to 9.5% in the current year.

Relocation Solutions—Europe and Asia Pacific

Operating revenues were $130.6 million for the three months ended June 30, 2004, which represents a $25.5 million, or 24.3%, increase compared to $105.1 million for the three months ended June 30, 2003.

The increase in operating revenues is primarily a result of $11.0 million of favorable currency impact as during the three months ended June 30, 2004, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the three months ended June 30, 2003 by approximately 12%, 12% and 6%, respectively. The strategic acquisitions of Scanvan, PRS and Rettenmayer also contributed to this increase. These acquisitions enhanced our European growth platform and added $11.7 million of operating revenues. The balance of the year over year increase is due to organic growth of $2.8 million.

Gross margin was $49.4 million for the three months ended June 30, 2004, which represents a $11.1 million, or 29.0%, increase compared to $38.3 million for the three months ended June 30, 2003. The dollar increase is due to $3.8 million of favorable currency impact, $3.5 million from the Scanvan, PRS and Rettenmayer acquisitions and $3.8 million from organic growth. Gross margin as a percentage of operating revenues was 37.8% for the three months ended June 30, 2004, or a 1.4 percentage point increase over the three months ended June 30, 2003 and contributed to the organic increase in gross margin.

Income from operations was $3.0 million for the three months ended June 30, 2004 and 2003. Gross margin gains for the quarter were offset by our investment to build our international sales and marketing capability.

Network Services

Operating revenues were $56.7 million for the three months ended June 30, 2004, which represents an $17.6 million, or 45.0%, increase compared to $39.1 million for the three months ended June 30, 2003. This increase is attributable to organic growth of $14.3 million and the favorable impact of the MovePak acquisition of $3.3 million.

Gross margin was $16.5 million for the three months ended June 30, 2004, which represents a $3.8 million, or 29.9% increase compared to $12.7 million for the three months ended June 30, 2003. The increase in gross margin is due to $3.5 million of organic growth and $0.3 million from the MovePak acquisition. Gross margin as a percentage of operating revenues was 29.1% for the three months ended June 30, 2004, which represents a 3.4 percentage point decrease, compared to 32.5% for the three months ended June 30, 2003. This change was caused primarily by the impact of growth in the moving and storage business within insurance services following the acquisition of MovePak, which has a slightly lower margin rate than the owner operator business of NAIT.

Income from operations was $11.9 million for the three months ended June 30, 2004, representing a $2.2 million, or 22.7% increase compared to $9.7 million for the three months ended June 30, 2003. This increase reflects the gross margin growth, partly offset by a decline in investment income. Results for the three months ended June 30, 2003 included a higher than normal level of realized gains associated with a realignment of our investment portfolio.

Transportation Solutions

Operating revenues were $26.8 million for the three months ended June 30, 2004, which represents a $2.0 million, or 8.1% increase compared to $24.8 million for the three months ended June 30, 2003. This increase was primarily due to growth with existing customers.

Gross margin was $8.3 million for the three months ended June 30, 2004, representing a $0.6 million, or 6.7% decrease compared to $8.9 million for the three months ended June 30, 2003. The decrease in gross margin dollars is directly related to a lower gross margin rate. Gross margin as a percentage of operating revenues was 31.0% for the three months ended June 30, 2004, which represents a 4.9 percentage point decrease, compared to 35.9% for the three months ended June 30, 2003. This reduction is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

Income from operations was $1.2 million for the three months ended June 30, 2004, which represents a $0.4 million, or 50.0% increase compared to a $0.8 million for the three months ended June 30, 2003. The increase in operating income is principally due to a reduction in G&A expense of $0.9 million year over year caused by lower spending for consulting services and information technology.

Corporate

For the three months ended June 30, 2004, we incurred $2.1 million of corporate expense composed of $0.4 million of non-cash equity-based compensation expense, $1.2 million of secondary stock offering costs and $0.5 million of general corporate expenses. For the three months ended June 30, 2003, we incurred $2.1 million of non-cash equity-based compensation expense and $0.2 million of general corporate expenses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Operating revenues:   Our operating revenues were $1,197.7 million for the six months ended June 30, 2004, which represents a $143.7 million, or 13.6% increase, year to date, when compared to $1,054.0 million for the six months ended June 30, 2003. The increase in operating revenues was a result of favorable currency impacts of $32.2 million, gains in our existing businesses of $77.6 million and growth due to acquisitions of $33.9 million. The British pound sterling, Australian dollar, Canadian dollar and euro all increased in value relative to the U.S. dollar in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by 13%, 20%, 9%, and 11%, respectively. Organic growth of $49.8 million occurred in Relocation Solutions—North America, $22.1 million in Network Services and $6.3 million in Transportation Solutions, with a decline of $0.6 million year to date in Relocation Solutions—Europe and Asia Pacific. The majority of the acquisition impact resulted from the June 2003 acquisition of Scanvan, which generated $20.1 million of operating revenues in the six months ended June 30, 2004, with the remaining $13.8 million year to date generated from the acquired businesses of PRS and MovePak, purchased in December 2003, RDI, purchased in March 2004 and Rettenmayer, purchased in April 2004.

Gross margin:   Gross margin was $248.0 million for the six months ended June 30, 2004, which represents a $38.5 million, or 18.4%, increase when compared to $209.5 million for the six months ended June 30, 2003. The increase in gross margin was a result of favorable currency impacts of $9.9 million year to date,  organic growth of $19.9 million, and growth due to acquisitions of $8.7 million. Our gross margin as a percentage of operating revenues for the six months ended June 30, 2004 was 20.7%, which  represents a 0.8 percentage point increase, over the six months ended June 30, 2003.

General and administrative expense:   G&A expense for the six month period ended June 30, 2004 was $194.7 million, an increase of $25.5 million, or 15.1%, over $169.2 million for the comparable period ended June 30, 2003. The increase was a result of currency impacts of $8.4 million, growth due to acquisitions of $8.6 million and increases in existing business spending of $8.5 million year over year. The higher organic spending is primarily related to sales and marketing efforts in support of our operating revenue growth plans and professional fees associated with Sarbanes-Oxley Act compliance. For the six months ended June 30, 2004 and 2003, we recognized $0.9 million and $2.1 million of non-cash equity-based compensation expense, respectively, in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. For the six months ended June 30, 2004, we incurred $1.2 million of expense associated with our secondary stock offering completed June 15, 2004 and recognized gains of $1.1 million from the sale of our Fontana, California fleet services facility and $2.6 million from the sale of land in Edinburgh, Scotland.

Our G&A expense as a percentage of operating revenues for the six month period ended June 30, 2004 was 16.3%, which compares to 16.1% for the six months ended June 30, 2003. The negative mix effect of growth in businesses with a higher proportion of G&A as a percentage of revenue was partially offset by continued improvements in productivity. Operating revenues per employee at June 30, 2004 were $322,700, which represents a $21,600, or 7.2%, increase compared to $301,100 at June 30, 2003. Reflecting this improved productivity, our consolidated headcount was 7,867 as of June 30, 2004, which represents a 272 person, or 3.6%, increase from 7,595 as of June 30, 2003. We have both streamlined our organization and initiated business process improvement projects which allowed us to hold the headcount increase below the operating revenues increase. We define operating revenues per employee as operating revenues for the twelve-month period ended on the date indicated, divided by the corresponding twelve-month average of company-wide end-of-month employee headcount.

Intangibles amortization:   Amortization for the six months ended June 30, 2004 was $3.9 million. The amortization was $2.8 million for the comparable period ended June 30, 2003. This $1.1 million increase is directly related to acquisitions made during 2003 and 2004.

Income from operations:   Income from operations was $49.4 million for the six months ended June 30, 2004. This represents an $11.9 million, or 31.7%, increase over the $37.5 million for the six months ended June 30, 2003. The increase is due to the operating revenue growth in all segments combined with cost efficiency gains and fixed cost leverage resulting in income from operations as a percentage of operating revenues of 4.1% for the six months ended June 30, 2004 compared to 3.5% for the six months ended June 30, 2003.

Other income (expense):   For the six months ended June 30, 2004, other income was $0.6 million compared to an expense of $0.1 million in 2003. These amounts represent gains or losses from the revaluation of short-term intercompany loans denominated in foreign currencies.

Debt extinguishment expense:   During the six months ended June 30, 2004, we incurred a $0.6 million charge for debt extinguishment due to the repurchase of senior subordinated notes. The tender premium paid on the senior subordinated notes was $0.4 million and we wrote off $0.2 million of deferred debt issuance costs associated with the indentures.

Interest expense:   Interest expense declined $16.6 million for the quarter ended June 30, 2004 from $30.1 million in the quarter ended June 30, 2003 to $13.5 million in the comparable period in 2004. The decrease is due primarily to a reduction in our debt levels following our 2003 initial public offering and debt refinancing.

Income tax:   For the six months ended June 30, 2004, our estimated provision for income taxes was $11.9 million based on pre-tax income of $35.9 million, producing effective tax rates of 33.3%. For the six months ended June 30, 2003, our provision for income taxes was $2.5 million on pretax income of $7.2 million producing an effective tax rate of 34.4%. The reduction in our tax rate is primarily due to (1) differences in the statutory rates between the U.S. and countries where we have reinvested earnings, and (2) tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Net income:   Net income was $24.0 million, or $0.32 per diluted share, for the six months ended June 30, 2004, which represents a $19.3 million, or $0.28 per diluted share, increase over the comparable period in 2003 when net income was $4.7 million, or $0.04 per diluted share. This improvement reflects the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from operations, along with the impact of our acquisitions, which continue to enhance our global service offering.

Segment Analysis

The following table sets forth information with respect to our segments:

	Six Months Ended June 30, 2004
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$779.7	$261.8	$103.2	$53.0	$—	$1,197.7
Operating expenses:
Purchased transportation expense	531.5	66.3	—	14.6	—	612.4
Other direct expenses	141.6	101.4	71.8	22.0	0.5	337.3
Gross margin	$106.6	$94.1	$31.4	$16.4	$(0.5)	$248.0
Gross margin as a percentage of operating revenues	13.7%	35.9%	30.4%	30.9%	—	20.7%
Income (loss) from operations	$21.1	$8.3	$21.4	$1.6	$(3.0)	$49.4

	Six Months Ended June 30, 2003
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Transportation Solutions	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$726.4	$206.5	$74.5	$46.6	$—	$1,054.0
Operating expenses:
Purchased transportation expense	513.8	51.7	—	10.5	—	576.0
Other direct expenses	116.3	82.1	49.8	20.1	0.2	268.5
Gross margin	$96.3	$72.7	$24.7	$16.0	$(0.2)	$209.5
Gross margin as a percentage of operating revenues	13.3%	35.2%	33.2%	34.3%	—	19.9%
Income (loss) from operations	$15.4	$6.6	$17.7	$0.4	$(2.6)	$37.5
Key Performance Indicators, 2004 vs. 2003
Percent change in operating revenues	7.3%	26.8%	38.5%	13.7%	—	13.6%
Percentage point change in gross margin as a percentage of operating revenues	0.4	0.7	(2.8)	(3.4)	—	0.8

Relocation Solutions—North America

Operating revenues were $779.7 million for the six months ended June 30, 2004, which represents a $53.3 million, or 7.3%, increase compared to $726.4 million for the six months ended June 30, 2003.

Operating revenues for our relocation services offering increased $36.3 million, or 49.7%, for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. This is due to a 38% increase in the number of corporate relocation initiations, as well as increased transferee home value. Additionally, operating revenues from our household goods moving services offering increased $31.2 million, or 6.3%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, driven by increases in shipment volumes and revenue per shipment. These increases were partially offset by a decline in our specialized transportation service offering of $14.0 million.

Gross margin was $106.6 million for the six months ended June 30, 2004, representing a $10.3 million, or 10.7%, increase year to date, compared to $96.3 million for the six months ended June 30, 2003. The increase in gross margin was primarily due to higher operating revenues, which were up 7.3%, but was also favorably impacted by a higher gross margin rate. Gross margin as a percentage of operating revenues was 13.7% for the six months ended June 30, 2004, which represents a 0.4 percentage point increase, compared to 13.3% for the six months ended June 30, 2003. This reflects a shift in product mix to relocation services, which has a higher gross margin rate than our traditional moving services operations.

Income from operations was $21.1 million for the six months ended June 30, 2004, which represents a $5.7 million, or 37.0%, increase compared to $15.4 million for the six months ended June 30, 2003, reflecting the increased gross margin rate associated with the high proportion of relocation services G&A leverage. G&A costs as a percentage of operating revenues declined from 10.9% in 2003 to 10.6% in the current year. During early 2003, we standardized certain employee benefit programs resulting in a reduction in accruals of $1.1 million.

Relocation Solutions—Europe and Asia Pacific

Operating revenues were $261.8 million for the six months ended June 30, 2004, which represents a $55.3 million, or 26.8%, increase compared to $206.5 million for the six months ended June 30, 2003.

The increase in operating revenues is primarily a result of $30.5 million of favorable currency impact as during the six months ended June 30, 2004, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the six months ended June 30, 2003 by approximately 13%, 20% and 11%, respectively. The strategic acquisitions of Scanvan, PRS and Rettenmayer also contributed to this increase. The acquisitions enhanced our European growth platform and added $25.4 million of operating revenues. Organically, operating revenues declined $0.6 million year over year.

Gross margin was $94.1 million for the six months ended June 30, 2004, which represents a $21.4 million, or 29.4%, increase compared to $72.7 million for the six months ended June 30, 2003. The dollar increase is primarily due to $9.7 million of favorable currency impact, $6.5 million from the Scanvan, PRS and Rettenmayer acquisitions and $5.2 million of organic growth. Gross margin as a percentage of operating revenues was 35.9% for the six months ended June 30, 2004, an increase of 0.7 percentage point over the 35.2% rate last year.

Income from operations was $8.3 million for the six months ended June 30, 2004, an increase of $1.7 million, or 25.8%, compared to $6.6 million for the comparable period in 2003. This improvement in income was driven by our ongoing efforts to rationalize the infrastructure and expense base of our international operations following several acquisitions. To that point, during the six months ended June 30, 2004, we incurred incremental costs of $3.3 million in sales, marketing and business development expense and $0.9 million in severance and recruiting costs to support our strategic growth initiatives, offset in part by $2.9 million of property sale gains realized as part of our ongoing business plan. Each of these items was recorded as a component of general and administrative expense.

Network Services

Operating revenues were $103.2 million for the six months ended June 30, 2004, which represents a $28.7 million, or 38.5%, increase compared to $74.5 million for the six months ended June 30, 2003. This increase is attributable to organic growth of $22.2 million and the favorable impact of the MovePak acquisition of $6.5 million.

Gross margin was $31.4 million for the six months ended June 30, 2004, which represents a $6.7 million, or 27.1%, increase compared to $24.7 million for the six months ended June 30, 2003. The increase in gross margin is due to $5.3 million of organic growth and $1.4 million from the MovePak acquisition. Gross margin as a percentage of operating revenues was 30.4% for the six months ended June 30, 2004, which represents a 2.8 percentage point decrease, compared to 33.2% for the six months ended June 30, 2003. This change was caused primarily by the impact of growth in the moving and storage business within insurance services following the acquisition of MovePak, which has a slightly lower margin rate than the owner operator business of NAIT. We are in the process of transitioning MovePak from the brokerage business we purchased to one in which we also underwrite the insurance policies MovePak sells and thus we expect gross margins to increase as existing policies are renewed over the remainder of the year.

Income from operations was $21.4 million for the six months ended June 30, 2004, representing a $3.7 million, or 20.9%, increase compared to $17.7 million for the six months ended June 30, 2003. This increase reflects the gross margin growth, partly offset by a decline in investment income. Results for the six months ended June 30, 2003 included a higher than normal level of realized gains associated with a realignment of our investment portfolio.

Transportation Solutions

Operating revenues were $53.0 million for the six months ended June 30, 2004, which represents a $6.4 million, or 13.7%, increase compared to $46.6 million for the six months ended June 30, 2003. This increase was primarily due to growth with existing customers.

Gross margin was $16.4 million for the six months ended June 30, 2004, representing a $0.4 million, or 2.5%, increase compared to $16.0 million for the six months ended June 30, 2003. The increase in gross margin dollars is directly related to the organic growth offset in part by a lower gross margin rate. Gross margin as a percentage of operating revenues was 30.9% for the six months ended June 30, 2004, which represents a 3.4 percentage point decrease, compared to 34.3% for the six months ended June 30, 2003. This reduction is primarily due to a change in the mix of the many customized service packages that we provide to our customer base.

Income from operations was $1.6 million for the six months ended June 30, 2004, which represents a $1.2 million increase, compared to $0.4 million for the six months ended June 30, 2003. The increase in operating income is due to the improved gross margin plus a reduction in G&A costs of $0.8 million.

Corporate

For the six months ended June 30, 2004, we incurred $3.0 million of corporate expense composed of $0.9 million of non-cash equity-based compensation expense, $1.2 million of secondary stock offering costs and $0.9 million of general corporate expenses. For the six months ended June 30, 2003, we incurred $2.6 million of corporate expenses composed of $2.1 million of non-cash equity-based compensation expense and $0.5 million of general corporate expenses.

Financial Condition

The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities.

Net cash provided by operating activities was $3.3 million for the six months ended June 30, 2004 and net cash used for operating activities was $34.3 million for the six months ended June 30, 2003. The year over year change in operating cash flows was largely driven by an increase in net income of $19.3 million and a favorable change in working capital items of $24.8 million. In June 2004, we outsourced the funding of transferee home equity advances to a third party lender, allowing us to provide equity advance funding to our customers on a cash-flow neutral basis, with no recourse to us. The sale of existing equity advances, which had been financed under our revolving credit facility prior to June 2004, and a volume-related increase in the level of equity advances, resulted in a net cash flow benefit of $16.3 million in the six months ended June 30, 2004. The favorable change in working capital was also due to accrued income taxes, which had an $8.4 million positive change due to our improved income before income taxes.

Cash flows used for investing activities.   For the six months ended June 30, 2004 and 2003, net cash used for investing activities was $25.1 million and $47.1 million, respectively. The cash used to fund our acquisitions and related transaction fees is summarized as follows:

	Six months ended June 30
	2004	2003
	(Dollars in millions)
NAIT	$—	$(5.7)
Scanvan	(0.9)	(24.7)
RDI	(1.4)	—
Rettenmayer	(4.2)	—
Other	(2.0)	(0.4)
	$(8.5)	$(30.8)

Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $13.5 million and $9.7 million in the six months ended June 30, 2004 and 2003, respectively. In addition, we received $6.3 million related to the sale of properties in the six months ended June 30, 2004.

Cash flows from financing activities.

Net cash flows from financing activities provided $74.9 million of funding for the six months ended June 30, 2004 and $89.5 million of funding for the six months ended June 30, 2003. Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. We also received $35.0 million in the second quarter of 2004 when Exel plc exercised its warrants to purchase shares of our common stock.

Financing activities supported our strategic acquisition program, our capital expenditures and seasonal or growth related increases in working capital.

Free Cash Flow

As part of our relocation product offering, we provide home equity advances to relocating corporate employees and sometimes purchase the employees’ homes under buyout programs. In the United Kingdom and for traditional relocation in the United States, the corporate customer guarantees us repayment of these amounts to the extent proceeds from the home sale are insufficient. These equity advances, purchased homes and mortgages are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by special-purpose facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes and mortgages is low. For internal purposes, we treat the associated financing as a current liability, not as debt.

For internal management purposes, we use a measure of “free cash flow.” This measure deducts our capital expenditures and agent expenditures, net of sale proceeds and includes the impact of movements in our mortgage warehouse and relocation financing facilities with our cash flows from operating activities, as we believe that the facilities are of a cash-neutral nature because they move roughly in tandem with the change in mortgages held for sale and relocation properties held for sale.

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

We reconcile free cash flow to cash flow provided by operating activities as follows:

	Six months ended June 30
	2004	2003
	(Dollars in millions)
Net cash flow provided by (used for) operating activities	$3.3	$(34.3)
Change in mortgage warehouse facilities	32.9	34.4
Change in relocation financing facilities	(7.1)	15.4
Capital expenditures	(13.5)	(9.7)
Proceeds from sale of property and equipment and other investing activities	6.8	(0.9)
Free cash flow	$22.4	$4.9

In the six months ended June 30, 2004 we had a free cash flow source of $22.4 million compared to a $4.9 million source in the six months ended June 30, 2003, an increase of $17.5 million. The change in free cash flow was primarily driven by a $37.6 million improvement in our operating cash flows, partly offset by a $22.5 million use of funds change in relocation financing facilities. In addition, the increase in capital spending in 2004 was offset by proceeds on the sale of properties.

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

For a discussion of the details of our short-term and long-term liquidity needs, contractual obligations and debt service requirements, please refer to the section in our 2003 Annual Report on Form 10-K, under the heading ‘Liquidity and Capital Resources’ contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, please see Note 15 (“Home Equity Advance Receivables Securitization”) to our financial statements included in this report, and the discussion below under “Off Balance Sheet Arrangements,” which describe the arrangement we entered into on June 30, 2004, with respect to home equity advance loans to our relocation services customers.

Related Party Transactions

We are parties to a consulting agreement with Clayton, Dubilier & Rice, Inc. whereby Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the six months ended June 30, 2004, these fees were $0.5 million.

North American Van Lines has guaranteed loans made by a third-party lender to various members of our management, including one of our executive officers, in connection with their investment in SIRVA. North American Van Lines would become liable in the event that a member of management would fail to repay the principal and interest when due. The loans were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us or any of our subsidiaries from making loans to or guaranteeing loans of directors and executive officers.

Inflation

We believe that inflation, currently, does not have a material effect on the results of our operations.

Retirement Plans

For a discussion of the details of our Retirement Plans, please refer to the section in our 2003 Annual Report on Form 10-K, under the heading ‘Retirement Plans’ contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are not required to make contributions in 2004, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets. We may make voluntary contributions ranging from $1.0 million to $5.0 million.

Off Balance Sheet Arrangements

On June 30, 2004, we entered into an off balance sheet arrangement to sell certain receivables to an unaffiliated third party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The transaction, which qualifies as a sale under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” resulted in cash proceeds of $28.4 million, which approximates the fair value of the receivables sold. The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, we adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments that are not required until the year ended December 31, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003 FIN 46 was revised (FIN 46R) to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to our consolidated balance sheets or income statements.

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). We are in the process of determining the impact of this issue on our business, results of operations, financial position and liquidity. Therefore, in accordance with FSP 106-2, the accumulated postretirement benefit obligation and net period postretirement benefit cost included in the consolidated financial statements and disclosed above do not reflect the effects of the Act.

In March 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-6). This issue addressed changes in the reporting calculation and requirements of earnings per share, providing the method to be used when a company has granted, holders of any form of security, rights to participate in our earnings along with the participation rights of common stock stockholders. We have reviewed the contractual rights granted for stock warrants, options, and now-retired junior preferred stock and concluded that EITF 03-6 does not affect our reporting and disclosure requirements.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We are in the process of determining the impact of EITF 03-1 on our business, results of operations, financial position, and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $4.4 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.6 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $2.8 million in the next year.

We utilize interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of these contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate non-performance by the other parties.

We had four open interest rate swap agreements as of June 30, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the six months ended June 30, 2004 and 2003, we recognized currency losses of an immaterial amount and $0.4, respectively, for transactional related items.

From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the euro. The contract amounts of foreign currency forwards at June 30, 2004 was $30.2 million. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of June 30, 2004 would result in a hypothetical loss of approximately $2.1 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the six months ended June 30, 2004 and 2003, we recognized losses of $0.2 million and $1.9 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the six months ended June 30, 2004 and 2003, we recognized a gain of $0.3 million and a loss of $0.1 million, respectively. The insurance investment portfolio also included marketable debt and equity securities which are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that, as of June 30, 2004, these controls and procedures are effective to ensure that (1) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Changes in Securities

On November 19, 1999, we purchased the Allied and Pickfords businesses from Exel plc pursuant to an Acquisition Agreement, dated as of September 14, 1999. In connection with the issuance of 5,546,263 shares of our common stock to Exel International Holdings (Netherlands 2) BV pursuant to the acquisition agreement, we entered into a letter agreement with Exel that gives Exel the right, so long as it and any of its affiliates hold at least 10% of the outstanding shares of our capital stock, to nominate one director to our Board of Directors. Pursuant to a letter dated April 13, 2004, Exel irrevocably surrendered and released this right, effective April 13, 2004. After the secondary offering of our common stock, which was fully completed on June 21, 2004, Exel owns approximately 3.9% of our outstanding common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2004, we held our annual meeting of stockholders in New York, New York.

Kathleen J. Affeldt, Richard J. Schnall and Cart T. Stocker were elected to the Board of Directors as Class I Directors for three-year terms expiring at the 2007 annual meeting of stockholders. The stockholders approved the recommendation of the Audit Committee that PricewaterhouseCoopers LLP be appointed auditors for 2004. The votes on these matters were as follows:

1.     Election of Directors

Name	For	Withheld	Shares Voted
Kathleen J. Affeldt	61,809,232	210,127	62,019,359
Richard J. Schnall	50,729,572	11,289,787	62,019,359
Carl T. Stocker	61,907,420	111,939	62,019,359

The term of office of each of the following directors continued after the meeting: Brian P. Kelley, General Sir Jeremy Mackenzie, Edward H. Orzetti, Robert J. Dellinger, James W. Rogers and Irving B. Yoskowitz.

2.     Ratification of PricewaterhouseCoopers LLP as auditors for 2004

For	Against	Abstaining	Shares Voted
61,828,916	93,384	97,059	62,019,359

ITEM 5. OTHER INFORMATION.

On July 12, 2004, our Board of Directors authorized us to change our registered agent in the State of Delaware to Corporation Service Company (CSC), 2711 Centerville Road, Suite 400, Wilmington, DE 19808. On that date, our Board of Directors also authorized us to change our registered agent, in any state in which we are qualified to do business as a foreign corporation, to CSC or its affiliate in each such state. As of August 6, 2004, the changes in registered agents were completed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
10.1

Fifth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated June 18, 2004, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and the lenders party to the Credit Agreement.

10.2

Letter, dated April 13, 2004, from Exel Investments Limited to SIRVA, Inc. and Clayton Dubilier & Rice Fund V Limited Partnership (previously filed as Exhibit 10.69 to SIRVA, Inc. Form S-1 (File No. 333-115315), filed May 7, 2004, and incorporated herein by reference).

10.3	Receivables Sale Agreement, dated as of June 30, 2004, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, LaSalle Bank N.A., and the other Purchasers from time to time party thereto.
10.4	Purchase and Sale Agreement, dated as of June 30, 2004, between SIRVA Relocation LLC and SIRVA Relocation Credit, LLC.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 27, 2004, a Current Report on Form 8-K was furnished (not filed) under Items 9 and 12 of Form 8-K to report our operating results for the first quarter of 2004.

On May 5, 2004, a Current Report on Form 8-K was furnished (not filed) under Items 9 and 12 of Form 8-K to provide additional information regarding certain non-GAAP financial measures provided in connection with our operating results for the first quarter of 2004.

On May 11, 2004, we filed a Current Report on Form 8-K to report the filing of a Registration Statement on Form S-1 in connection with the secondary public offering of our common stock.

On June 11, 2004, we filed a Current Report on Form 8-K to report the pricing of the secondary public offering of our common stock.

On July 16, 2004, we filed a Current Report on Form 8-K to report that Michelle M. Guswiler joined SIRVA as Senior Vice President, Corporate Initiatives Group.

On August 5, 2004, a Current Report on Form 8-K was furnished (not filed) under Items 9 and 12 of Form 8-K to report our operating results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

SIRVA, Inc.
/s/ Joan E. Ryan
Joan E. Ryan Senior Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Dennis M. Thompson
Dennis M. Thompson Vice President, Corporate Controller (Principal Accounting Officer)