Form 10-Q
period 2004-09-30
SIRVA INC
filed 2004-11-15
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 001-31902

SIRVA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2070058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Yes ☐ No ☒

At November 11, 2004, the registrant had issued and outstanding an aggregate of 73,548,844 shares of Common Stock.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

SIRVA, INC.
Consolidated Balance Sheets
At September 30, 2004 and December 31, 2003
(Dollars in thousands except per share data)
(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$97,516	$63,065
Short-term investments	12,115	7,759
Accounts and notes receivable, net of allowance for doubtful accounts of $21,316 and $21,098, respectively	458,540	338,817
Relocation properties related receivables	69,074	39,115
Mortgages held for resale	83,839	58,063
Relocation properties held for resale, net of allowance for loss on sale of $2,526 and $2,200, respectively	92,685	89,128
Deferred income taxes	37,408	37,126
Assets held for sale	46,028	—
Other current assets	31,183	33,207
Total current assets	928,388	666,280
Investments	103,642	90,255
Property and equipment, net	148,975	180,985
Goodwill	346,350	355,141
Intangible assets, net	226,735	228,359
Other long-term assets	31,204	33,465
Total long-term assets	856,906	888,205
Total assets	$1,785,294	$1,554,485
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,568	$560
Current portion of capital lease obligations	4,172	4,551
Short-term debt	114,114	96,430
Accounts payable	89,149	75,424
Relocation properties related payables	123,416	99,494
Accrued transportation expense	97,536	69,694
Insurance and claims reserves	91,091	80,266
Unearned premiums and other deferred credits	90,376	59,331
Accrued income taxes	9,939	6,722
Liabilities associated with assets held for sale	19,715	—
Other current liabilities	107,380	121,912
Total current liabilities	750,456	614,384
Long-term debt	444,254	427,463
Capital lease obligations	15,774	18,072
Deferred income taxes	43,171	35,848
Other long-term liabilities	62,765	63,370
Total long-term liabilities	565,964	544,753
Total liabilities	1,316,420	1,159,137
Commitments and contingencies (Note10)
Stockholders’ equity:
Common stock, $.01 par value, 500,000,000 shares authorized with 76,142,823 issued and 73,548,844 shares outstanding at September 30, 2004 and 73,029,346 issued and 70,435,367 shares outstanding at December 31, 2003	761	730
Additional paid-in-capital	485,213	446,522
Common stock purchase warrant	—	655
Unearned compensation	(2,008)	(3,229)
Accumulated other comprehensive loss	(17,364)	(18,542)
Retained earnings (accumulated deficit)	12,390	(20,670)
Total paid-in capital and retained earnings (accumulated deficit)	478,992	405,466
Less cost of treasury stock, 2,593,979 shares at September 30, 2004 and December 31, 2003	(10,118)	(10,118)
Total stockholders’ equity	468,874	395,348
Total liabilities and stockholders’ equity	$1,785,294	$1,554,485

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Income Statements
For the three months and nine months ended September 30, 2004 and 2003
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Operating revenues	$710,694	$632,731	$1,710,401	$1,491,185
Operating expenses:
Purchased transportation expense	413,942	380,436	928,816	861,951
Other direct expense	170,444	129,439	445,624	337,446
Total direct expenses	584,386	509,875	1,374,440	1,199,397
Gross margin	126,308	122,856	335,961	291,788
General and administrative expense	80,025	66,206	234,515	193,927
Intangibles amortization	1,967	1,428	5,817	4,193
Operating income from continuing operations	44,316	55,222	95,629	93,668
Other income	178	552	1,161	878
Debt extinguishment expense	—	—	565	—
Interest expense	6,075	14,335	18,612	41,366
Income from continuing operations before income taxes	38,419	41,439	77,613	53,180
Provision for income taxes	12,548	14,285	25,667	18,421
Income from continuing operations	25,871	27,154	51,946	34,759
Loss from discontinued operations, net of income tax benefit of $10,071, $547, $11,241 and $2,189	(16,770)	(989)	(18,886)	(3,849)
Net income	$9,101	$26,165	$33,060	$30,910
Earnings per share
Basic:
Income from continuing operations	0.35	0.48	0.72	0.58
Loss from discontinued operations	(0.23)	(0.02)	(0.26)	(0.07)
Net income	$0.12	$0.46	$0.46	$0.51
Diluted:
Income from continuing operations	0.34	0.45	0.69	0.55
Loss from discontinued operations	(0.22)	(0.02)	(0.25)	(0.07)
Net income	$0.12	$0.43	$0.44	$0.48
Average number of common shares outstanding—basic	73,454,225	56,913,789	71,624,537	56,670,610
Average number of common shares outstanding—diluted	76,801,493	60,888,790	75,901,393	59,200,118

See accompanying notes to consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$33,060	$30,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,937	35,082
Amortization of debt issuance costs	1,269	2,533
Change in provision for losses on accounts and notes receivable	2,464	2,935
Stock compensation expense	1,221	2,970
Deferred income taxes	6,940	13,786
Impairment of long-term assets (see Note 2)	19,712	—
Gain on sale of assets, net	(7,548)	(1,128)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(141,345)	(91,529)
Mortgages held for resale	(25,776)	(23,483)
Relocation properties related assets and liabilities	(9,094)	(25,949)
Accrued income taxes	4,050	1,894
Accounts payable	16,132	12,784
Other current assets and liabilities	69,439	54,917
Other long-term assets and liabilities	2,347	1,648
Net cash provided by operating activities	10,808	17,370
Cash flows from investing activities:
Additions of property and equipment	(22,370)	(17,399)
Proceeds from sale of property and equipment	12,411	4,696
Purchases of investments	(90,859)	(82,614)
Proceeds from sale or maturity of investments	73,667	61,136
Acquisitions, net of cash acquired	(12,466)	(29,423)
Other investing activities	(1,370)	(2,195)
Net cash used for investing activities	(40,987)	(65,799)
Cash flows from financing activities:
Borrowings on short-term debt	562	1,840
Repayments on short-term debt	(1,105)	(2,693)
Borrowings on mortgage warehouse facilities	771,706	650,960
Repayments on mortgage warehouse facilities	(745,579)	(629,611)
Borrowings on relocation financing facilities	40,637	54,434
Repayments on relocation financing facilities	(49,224)	(33,140)
Borrowings on long-term debt	516,593	392,778
Repayments on long-term debt	(496,552)	(365,801)
Repayments on capital lease obligations	(3,168)	(4,747)
Proceeds from issuance of common stock	—	3,185
Proceeds from exercise of warrants	34,999	—
Other financing activities	(2,210)	(4,794)
Net cash provided by financing activities	66,659	62,411
Effect of translation adjustments on cash	121	1,257
Cash included in assets held for sale	(2,150)	—
Net increase in cash and cash equivalents	34,451	15,239
Cash and cash equivalents at beginning of period	63,065	45,480
Cash and cash equivalents at end of period	$97,516	$60,719

See accompanying notes to consolidated financial statements.

(1)   Basis of Presentation

This report covers SIRVA, Inc. (SIRVA or the Company) and its wholly owned subsidiaries SIRVA Worldwide, Inc., CMS Holding, LLC, RS Acquisition Holding, LLC and indirect subsidiary North American Van Lines, Inc. (NAVL).

The accompanying unaudited consolidated interim financial statements should be read together with the Company’s audited consolidated financial statements for the twelve months ended December 31, 2003. Certain information and footnote disclosures normally included in the aforementioned financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted. Management of the Company believes the interim financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. Certain reclassifications have been made to the consolidated financial statements for the prior periods presented to conform with the September 30, 2004 presentation.

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

Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income would have changed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations available to common stockholders as reported	$25,871	$27,154	$51,946	$32,527
Equity-based compensation expense included in net income from continuing operations available to common stockholders, net of tax	195	548	814	1,981
Pro forma compensation cost under fair value method, net of tax	(1,387)	(423)	(4,182)	(698)
Pro forma income from continuing operations	24,679	27,279	48,578	33,810
Loss from discontinued operations, net, as reported	(16,770)	(989)	(18,886)	(3,849)
Pro forma net income	$7,909	$26,290	$29,692	$29,961
Basic net income per share, as reported	$0.12	$0.46	$0.46	$0.51
Basic net income per share, pro forma	$0.11	$0.46	$0.41	$0.53
Diluted net income per share, as reported	$0.12	$0.43	$0.44	$0.48
Diluted net income per share, pro forma	$0.10	$0.43	$0.39	$0.51
Basic weighted average common shares outstanding	73,454,225	56,913,789	71,624,537	56,670,610
Assumed conversion of stock options and awards per SFAS 123/148	3,153,400	3,681,443	3,148,840	2,180,248
Diluted weighted average common shares outstanding	76,607,625	60,595,232	74,773,377	58,850,858

(2)   Discontinued Operations

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its North American high-value products and homeExpress businesses

(High Value Products Division or HVP), as well as certain other logistics businesses, which include Specialized Transportation in Europe and Transportation Solutions in North America (the Disposal Plan). On September 9, 2004, the Company executed an agreement to sell its High Value Products Division to a group of its NAVL agents. Concurrently, the Company also announced its intention to sell its Specialized Transportation business in Europe (STEU) and its Transportation Solutions (TS) segment. The Company has retained an investment banker and is actively marketing these two operations. The HVP and STEU businesses were components of the Company’s Relocation Solutions—North America and Relocation Solutions—Europe and Asia Pacific segments, respectively. When completed, these actions will effectively exit the Company from its asset-intensive logistics businesses globally. Subsequent to September 30, 2004, the Company completed the sale of HVP, see Note 18.

These businesses were considered components of the Company as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of the components will be eliminated from ongoing operations of the Company as a result of the Disposal Plan. At September 30, 2004, the assets and liabilities of HVP, STEU and TS were classified as held for sale and the results of these businesses have been reported in discontinued operations in the Consolidated Financial Statements for all periods presented in which they were owned. As part of the classification of these businesses as discontinued operations, general corporate overhead expenses, that were previously allocated to these businesses but will remain after their disposal, have been reclassed to other segments in the Consolidated Financial Statements for all periods presented.

In connection with the expected sale of the High Value Products Division, the Company incurred charges related to severance and other employee benefits for 53 employees and charges of $78 related to facility leases. As of September 30, 2004, the Company identified certain employees who will be terminated as a result of the Disposal Plan. The Company accrued $1,396 in the three months ended September 30, 2004 for the severance benefits it will pay these affected employees. During the third quarter 2004, the Company recognized a curtailment loss of $260 with respect to its postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. The facility lease costs are associated with warehouse facilities the Company exited as of September 30, 2004, which was prior to their lease termination dates.

In connection with the planned disposal of its Specialized Transportation Europe business unit, the Company incurred charges related to severance benefits for 11 employees and charges of $151 related to facility leases. As of September 30, 2004, the Company identified certain employees who will be terminated as a result of the Disposal Plan. The Company accrued $823 in the three months ended September 30, 2004 for the severance benefits it will pay these affected employees. The facility lease costs are associated with an office facility the Company exited as of September 30, 2004, which was prior to its lease termination date.

In connection with the planned disposal of its Transportation Solutions segment, the Company incurred charges related to severance and other employee benefits for 26 employees and charges of $2,084 related to facility leases. As of September 30, 2004, the Company identified certain employees who will be terminated as a result of the Disposal Plan. The Company accrued $199 in the three months ended September 30, 2004 for the severance benefits it will pay these affected employees. During the third quarter 2004, the Company recognized a curtailment loss of $125 with respect to its postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. The facility lease costs are associated with warehouse facilities the Company exited as of September 30, 2004, which was prior to their lease termination dates.

In connection with the Disposal Plan, the Company incurred non-cash impairment charges. The charges listed below were recorded in the third quarter 2004 as components of Loss on Discontinued Operations. These charges were recorded to write down assets to fair value less cost to sell. Based upon the provisions in the sales agreement between NAVL and Specialized Transportation Agent Group, the business would be sold for five dollars and the Company would retain working capital. The following assets were determined to have zero fair value at September 30, 2004 and goodwill has been impaired.

Asset Impaired	Amount
Goodwill	$7,040
Software and associated prepaid maintenance	5,174
Trailer and other fixed assets	5,329
Long-lived prepaid expenses	2,169
Total impairment charges	$19,712

HVP had $7,040 of acquired goodwill allocated with the 1998 purchase of NAVL from Norfolk Southern Corporation. Goodwill included in the HVP transaction was determined based on relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Based on analyses performed, it is the Company’s view that remaining goodwill balances are not impaired as of September 30, 2004.

As a result of the Disposal Plan and the HVP transaction, the Company ceased implementation of certain software modules under development and ceased using those previously utilized in that business. As a result, the $5,102 net book value of those software applications was impaired. In addition, $72 of prepaid software maintenance expense was impaired, as it will have no future benefit.

In the HVP transaction, the Company agreed to sell fixed assets with a net book value of $5,329 to Specialized Transportation Agent Group for five dollars. Therefore, these assets, comprised of highway trailers, satellite messaging equipment, van equipment, IT software and hardware and various other equipment, were impaired.

The High Value Products Division enters into contractual agreements with its agents to assist the division in selling to customers as well as to provide hauling capacity to the network. Many of these contracts include cash inducements paid up front to the agent to join the Company’s agent network and are used to rebrand from other competing van lines. The Company recognizes these inducement payments as long-term assets and amortizes the cost over the term of the agent contract, which is the period of future benefit, in this case the revenue stream generated by the agent’s selling activities. As the Company will not benefit from this revenue stream after the completion of the HVP transaction, the remaining unamortized prepaid agent contract cost of $2,169 was impaired.

All of these charges, impairments and losses on disposal were recorded in the third quarter 2004 as a component of Loss on Discontinued Operations, net of tax. The restructuring accrual balance was $4,134 at September 30, 2004. Due to facility lease terms, remaining payments will be made through January 2008.

The following table provides details of restructuring associated with discontinued operations for the three and nine months ended September 30, 2004:

	Restructuring Accruals as of December 31, 2003 and June 30, 2004	Restructuring Charge	Asset Impairment	Payments	Postretirement Benefit Plan Curtailment Loss	Restructuring Accruals as of September 30, 2004	Other Current Liabilities (Note 7)	Other Long-term Liabilities
Facility lease impairments	$—	$2,313	$—	$(306)	$—	$2,007	$748	$1,259
Asset impairments	—	19,712	(19,712)	—	—	—	—	—
Severance and employee benefits	—	2,803	—	(291)	(385)	2,127	2,127	—
Total	$—	$24,828	$(19,712)	$(597)	$(385)	$4,134	$2,875	$1,259

The following table details selected financial information for the discontinued operations:

	For the Three Months Ended September 30, 2004				For the Three Months Ended September 30, 2003
	HVP	STEU	TS	Total	HVP	STEU	TS	Total
Operating revenues	$53,113	$17,841	$23,705	$94,659	$52,427	$16,722	$29,312	$98,461
Operating income (loss)	(21,501)	(1,932)	(2,701)	(26,134)	(1,451)	(287)	1,950	212
Interest and non-operating expenses(1)	375	236	96	707	1,162	254	332	1,748
Income (loss) before income taxes	(21,876)	(2,168)	(2,797)	(26,841)	(2,613)	(541)	1,618	(1,536)
Provision (benefit) for income taxes	(8,337)	(669)	(1,065)	(10,071)	(997)	(166)	616	(547)
Net income (loss)	$(13,539)	$(1,499)	$(1,732)	$(16,770)	$(1,616)	$(375)	$1,002	$(989)
Earnings per share
Basic:				$(0.23)				$(0.02)
Diluted:				$(0.22)				$(0.02)
Average number of common shares outstanding—basic				73,454,225				56,913,789
Average number of common shares outstanding—diluted				76,801,493				60,888,790

	For the Nine Months Ended September 30, 2004				For the Nine Months Ended September 30, 2003
	HVP	STEU	TS	Total	HVP	STEU	TS	Total
Operating revenues	$163,025	$52,959	$76,695	$292,679	$169,196	$48,835	$75,972	$294,003
Operating income (loss)	(25,527)	(2,421)	(77)	(28,025)	(3,192)	(879)	3,296	(775)
Interest and non-operating expenses(1)	1,110	696	296	2,102	3,438	857	968	5,263
Income (loss) before income taxes	(26,637)	(3,117)	(373)	(30,127)	(6,630)	(1,736)	2,328	(6,038)
Provision (benefit) for income taxes	(10,163)	(936)	(142)	(11,241)	(2,531)	(544)	886	(2,189)
Net income (loss)	$(16,474)	$(2,181)	$(231)	$(18,886)	$(4,099)	$(1,192)	$1,442	$(3,849)
Earnings per share
Basic:				$(0.26)				$(0.07)
Diluted:				$(0.25)				$(0.07)
Average number of common shares outstanding—basic				71,624,537				56,670,610
Average number of common shares outstanding—diluted				75,901,393				59,200,118

(1)    The Company has allocated interest costs to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets of the Company. Management feels it appropriate to allocate interest expense to the discontinued businesses so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

The major classes of assets and liabilities representing the held for sale balances of each disposal group in discontinued operations are:

	At September 30, 2004
	HVP	STEU	TS	Total
Assets:
Cash and cash equivalents	$—	$2,150	$—	$2,150
Accounts receivable, net	—	9,122	15,019	24,141
Other current assets	—	773	356	1,129
Deferred tax asset	941	94	994	2,029
Property and equipment, net	2,859	2,738	4,326	9,923
Goodwill	—	1,189	5,315	6,504
Deposits	—	42	110	152
Total assets	$3,800	$16,108	$26,120	$46,028
Liabilities:
Accounts payable	$—	$6,173	$—	$6,173
Accrued transportation expense	—	665	2,515	3,180
Other current liabilities	—	2,882	2,482	5,364
Deferred tax liability	374	1,366	1,329	3,069
Long-term portion of lease obligation	—	151	—	151
Pension	—	1,778	—	1,778
Total liabilities	$374	$13,015	$6,326	$19,715

(3)   Acquisitions and Dispositions

On March 10, 2004, the Company purchased Relocation Dynamics, Inc. (RDI), a U.S.-based specialty relocation services provider, for $1,786, net of acquired cash of $200. The purchase was made with $1,986 in cash, $1,500 paid at closing and $486 paid in April 2004, and contingent consideration of up to $3,000 payable subject to the achievement of certain revenue targets over each of the next five years. The payment of any contingent consideration will be recorded as an adjustment to the purchase price and will result in additional goodwill. The preliminary analysis of RDI’s intangible assets resulted in allocations of $1,485 to customer list, $270 to covenant not to compete and $231 to goodwill. The operations of RDI are included in the Company’s consolidated results effective March 1, 2004.

On April 30, 2004, the Company purchased Rettenmayer Internationale Umzugslogistik GmbH (Rettenmayer), a Germany-based moving and relocation services business, for $4,116 in cash, net of acquired cash of $239. The preliminary allocation of Rettenmayer’s intangible assets resulted in allocations of $618 to trade names, $687 to customer list, $9 to covenant not to compete and $2,922 to goodwill. On August 2, 2004, the Company purchased for $1,202 in cash an additional branch location from the previous Rettenmayer owner to further expand its service capabilities in Germany. The preliminary analysis of the branch location’s intangible assets resulted in recording $1,093 to goodwill. The operations of Rettenmayer are included in the Company’s consolidated results effective May 1, 2004, except for the additional branch location, which is included effective August 1, 2004.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (DJK), a specialty residential brokerage and relocation services provider, for $1,836 in cash, net of acquired cash of $1,164. The preliminary analysis of DJK’s intangible assets resulted in allocations of  $717 to customer list, $152 to covenant not to compete and $1,332 to goodwill. The operations of DJK were included in the Company’s consolidated results effective September 1, 2004.

The costs of RDI, Rettenmayer and DJK have been preliminarily allocated to the net assets acquired and are subject to adjustment when asset and liability valuations are finalized. These acquisitions are part of the Company’s ongoing strategy to expand relocation and moving capabilities in major regions of the world. RDI’s New Jersey location added another service center on the East Coast to enhance the Company’s service offering to existing and new customers. The acquisition of Rettenmayer provides the Company with a greater presence in Germany as well as complement its existing businesses in Central and Eastern Europe. DJK, headquartered in New York City, provides rental and corporate housing relocation services both nationally and to major European business centers.

On March 25, 2004, the Company sold its long leasehold interest in a parcel of land at its Edinburgh, Scotland facility for $2,740 in cash resulting in a gain of $2,626. On June 30, 2004, the Company sold a fleet services maintenance location in Fontana, California for $2,550 in cash, resulting in a gain of $1,127. On August 13, 2004, the Company sold vacant property in London, England for $4,033 in cash resulting in a gain of $2,396.

(4)   Income Taxes

The Company’s estimated provision for income taxes differs from the amount computed by applying the U.S. federal and state statutory rates. This difference is primarily due to differences in the statutory rates between the U.S. and countries where the Company has permanently reinvested earnings and tax incentive programs that the Company has qualified for under the laws of certain jurisdictions. At September 30, 2004 and December 31, 2003, the Company’s gross deferred tax assets totaled $80.2 million and $93.3 million, respectively, with corresponding valuation allowances of $0.7 million at both September 30, 2004 and December 31, 2003.

The Company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. Based on the tax laws currently in effect, the Company’s intention is to continue to indefinitely reinvest its undistributed foreign earnings and consider them permanently reinvested. Accordingly, no deferred tax liability has been recorded in connection with the undistributed foreign earnings, as of September 30, 2004.

(5)   Cash and Cash Equivalents

Cash and cash equivalents included $54,447 and $34,377 at September 30, 2004 and December 31, 2003, respectively, which were restricted as to use.

The Company’s wholly owned insurance subsidiaries held $47,056 and $32,480 at September 30, 2004 and December 31, 2003, respectively. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders’ surplus available for dividend distribution. The insurance subsidiaries’ ability to pay cash dividends to the Company is, in turn, generally restricted by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders.

The Company’s relocation services operations held $7,391 and $1,897 at September 30, 2004 and December 31, 2003, respectively. These funds included amounts advanced from corporate customers to be used to provide home equity and other relocation related advances for their employees. The funds also include statutory deposits and reinsurance surplus funds associated with the Company’s SIRVA Mortgage subsidiaries. While these cash balances may be used by the mortgage subsidiaries for their operations, the payment of cash dividends by the mortgage subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders’ surplus available for dividend distribution. The mortgage subsidiaries’ ability to pay cash dividends to the Company is, in turn, generally restricted by debt covenant, law or subject to approval of the mortgage regulatory authorities of the states or countries in which the mortgage subsidiaries are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of a mortgage re-insurer to pay dividends to its shareholders.

(6)   Short-term Debt

Short-term debt consisted of the following:

	September 30, 2004	December 31, 2003
Mortgage warehouse facilities	$81,637	$55,509
Relocation financing facilities	32,146	40,073
Foreign subsidiaries’ lines of credit	331	848
	$114,114	$96,430

The Company’s SIRVA Mortgage, Inc. subsidiary utilizes a revolving credit facility and an early purchase facility (collectively the Mortgage warehouse facilities) to fund their mortgages held for sale asset.

In June 2004, the Company entered into an amendment of the revolving credit facility. The amendment lowered the amount available to $80,000 from $100,000 and extended the expiration date to June 1, 2005. At September 30, 2004, the Company had an outstanding balance of $73,391 against the revolving credit facility, and $8,246 outstanding against an early purchase facility. Interest on both facilities is payable monthly at a rate of London Interbank Offered Rate (LIBOR) plus 1.375% to 2.875% (effective rate of 3.54% at September 30, 2004). The Company pays a monthly commitment fee of 0.15% on the undrawn portion of the revolving credit facility in months where the average drawn balance is less than $40,000.

A Company subsidiary, SIRVA Finance Limited, and various subsidiaries of SIRVA Relocation LLC maintain relocation financing lines in the amount of $71,775 with various European banks. The Company had an outstanding balance of $32,146 at September 30, 2004 and $40,073 on December 31, 2003. Interest is payable monthly or quarterly depending on the lenders, at a rate of LIBOR plus 0.70% - 1.50% (effective rate of 5.45% - 6.25% on September 30, 2004). A commitment fee between 0% and 0.60% is charged on the undrawn balances.

Certain wholly owned foreign subsidiaries of the Company maintain credit facilities totaling $23,467 at September 30, 2004. Interest is payable monthly or quarterly at the base lending rate plus margins between .85% and 2.00% (effective rates between 3.58% and 8.55% as of September 30, 2004). Commitment fees range from 0% to 0.625% on the non-utilized portion of an applicable credit facility. As of September 30, 2004 and December 31, 2003, the outstanding balance was $331 and $848, respectively. The Company has $7,481 of bank guarantees issued against these credit lines at September 30, 2004. Certain of these facilities are guaranteed by the Company.

(7)   Other Current Liabilities

Other current liabilities consisted of the following accruals:

	September 30, 2004	December 31, 2003
Compensation and benefits	$18,804	$29,802
Outstanding checks	31,204	32,416
Customer relocation expense	11,282	7,730
Customer and agent incentives	8,041	12,772
Sales, fuel and other non-income taxes	11,456	10,558
General and administrative	10,392	10,224
Interest and interest swap agreements	1,945	3,917
Deferred purchase price consideration	1,285	3,357
Facilities expense	1,864	909
Restructuring expense	4,711	392
Other	6,396	9,835
	$107,380	$121,912

(8)   Long-term Debt

Long-term debt consisted of:

	September 30, 2004	December 31, 2003
Term loan	$415,000	$415,000
Revolving credit facility	25,186	—
Senior subordinated notes	6,025	11,025
Other	1,611	1,998
Total debt	447,822	428,023
Less current maturities	3,568	560
Total long-term debt	$444,254	$427,463

The Company retired $5,000 of 13 3/8% Senior subordinated notes on June 25, 2004. The Company paid an 8% early prepayment premium of $400 and wrote off deferred debt issuance costs of $165. The Company expects to retire the remainder of these notes by year end 2004.

The consolidated leverage ratio and interest coverage ratio, as defined in the Company’s credit agreement, at September 30, 2004 were 2.66 to 1.00 and 7.10 to 1.00, respectively, compared to required ratios of less than 3.50 to 1.00 and greater than 3.25 to 1.00, respectively.

(9)   Stockholders’ Equity

	Stockholders’ Equity
	Total	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Common stock	Common stock purchase warrant	Additional paid-in- capital	Unearned compensation	Treasury stock
Balance at December 31, 2003	$395,348	$(20,670)	$(18,542)	$730	$655	$446,522	$(3,229)	$(10,118)
Comprehensive income:
Net income	33,060	33,060	—	—	—	—		—
Unrealized hedging gain, net of tax of $613	1,136	—	1,136	—	—	—		—
Net change in unrealized holding gain on available-for-sale securities, net of tax of $110	204	—	204	—	—	—		—
Foreign currency translation adjustment, net of tax benefit of $(88)	(162)	—	(162)	—	—	—		—
Total comprehensive income	34,238	—	—	—	—	—		—
Issuance of common stock	71	—	—	—		71
Stock issuance costs	(254)	—	—	—	—	(254)	—	—
Unearned compensation	1,221	—	—	—	—	—	1,221	—
Stock options exercised	1,418	—	—	2	—	1,416	—	—
Tax benefit of stock options exercised	1,833	—	—	—	—	1,833	—	—
Exercise of warrants	34,999	—	—	29	(655)	35,625	—
Balance at September 30, 2004	$468,874	$12,390	$(17,364)	$761	$—	$485,213	$(2,008)	$(10,118)

The stock issuance costs incurred during the nine months ended September 30, 2004 relate to the Company’s initial public offering completed in the fourth quarter of 2003.

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

The following table provides detail regarding comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$9,101	$26,165	$33,060	$30,910
Unrealized hedging gain (loss), net of tax	(401)	880	1,136	(1,924)
Net change in unrealized holding gain on available-for-sale securities, net of tax	458	(920)	204	(4)
Minimum pension liability, net of tax	—	—	—	(2,232)
Foreign currency translation adjustment, net of tax	994	1,232	(162)	5,031
Total comprehensive income	$10,152	$27,357	$34,238	$31,781

(10)   Commitments and Contingencies

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

In August 2004, the Company received notice from the Australian Competition & Consumer Commission (Commission) stating that the Commission is aware of allegations that SIRVA Australia Pty. Ltd., one of the Company’s subsidiaries in Australia and some of its present and former employees may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were let by and on behalf of certain Australian government agencies. The Commission’s notice identified 12 other companies that received notices in connection with the investigation. SIRVA Australia has produced and is producing records in response to this notice. No legal proceedings have been commenced. However, if the investigation does result in legal proceedings, this could expose the Company to pecuniary penalties and other civil remedies. The Company is cooperating with the investigation, which is expected to take several months or even years to complete.

Management believes that, based on information currently available, the outcome of the Department of Justice and the European and Australian antitrust investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that they will not. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time and an estimate of probable loss or range of probable loss cannot currently be made. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to motor carrier operations. In the opinion of management, the amount of the Company’s ultimate liability resulting from these matters should not materially affect the Company’s financial position, results of operations or liquidity.

(b) Environmental Matters

The Company has been named as a potentially responsible party (PRP) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established, which totaled $35 as of September 30, 2004 and December 31, 2003. These reserves are based upon the Company’s allocation of the total estimated cleanup costs as a de minimis contributor pursuant to agreed orders executed with the Indiana Department of Environmental Management and the U.S. Environmental Protection Agency. The Company has made no provision for expected insurance recovery. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

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

(c) Purchase Commitments

Purchase commitments consisted of the following:

	September 30, 2004	December 31, 2003
Outsourcing agreements	$146,114	$158,954
Software licenses, transportation equipment and other	5,933	8,098
	$152,047	$167,052

On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation and Affiliated Computer Services, Inc. to provide selected outsourcing services for the Company’s domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. As of September 30, 2004, the remaining purchase commitment was $66,094.

(d) Insurance Loss Reserves

The Company’s multiple-line property and commercial liability insurance group sets its reserve rates to provide for expected losses based on a percentage of earned premiums. The percentage is based on historical data, run rates and periodic review of actuarial analysis of claim payments and expected claim cost development. Insurance loss reserves were $57,787 and $41,582 at September 30, 2004 and December 31, 2003, respectively. During the three months ended September 30, 2004, the Company increased its insurance loss reserves by $15,207. The primary component of this increase was $12,107 related to estimated ultimate losses. This change in estimate resulted from the Company reviewing a number of factors including more experience with losses and how they develop and actuarial data as of September 30, 2004, which indicated unfavorable development of prior period claims. This increase was the result of a change in estimate and thus recognized in income in the current quarter. In addition, the insurance group incurred significant losses during the three months ended September 30, 2004 as a result of increased claims resulting from the hurricanes that inflicted substantial damage in the Southeast region of the United States. Reserve estimates of $3,100 were recorded for these specific claims. Insurance loss provisions are recorded in Other Direct Expense.

(11)   Earnings Per Share

A reconciliation of reported income from continuing operations to income available to common stockholders and a reconciliation of basic to diluted weighted average common shares are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income from continuing operations	$25,871	$27,154	$51,946	$34,759
Less preferred share dividends	—	—	—	1,901
Less accretion of redeemable common stock	—	—	—	331
Income from continuing operations available to common stockholders	$25,871	$27,154	$51,946	$32,527
Basic weighted average common shares outstanding	73,454,225	56,913,789	71,624,537	56,670,610
Assumed conversion of stock options	3,347,268	3,975,001	4,276,856	2,529,508
Diluted weighted average common shares outstanding	76,801,493	60,888,790	75,901,393	59,200,118
Income from continuing operations per share—basic	$0.35	$0.48	$0.72	$0.58
Income from continuing operations per share—diluted	$0.34	$0.45	$0.69	$0.55

Options to purchase 132,500 shares of common stock were outstanding at September 30, 2004 but were not included in the computation of diluted earnings per share for continuing operations. These options were excluded from the computations because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

(12)   Operating Segments

The Company has three reportable segments—1) Relocation Solutions-North America, 2) Relocation Solutions-Europe and Asia Pacific, together forming Global Relocation Solutions, and 3) Network Services. Intersegment transactions, principally relating to international operations, are recorded as determined by management. The consolidation process results in the appropriate elimination of intersegment transactions, with revenues reflected in the segment responsible for billing the end customer.

As discussed in Note 2, Discontinued Operations, prior segment Transportation Solutions and certain of our specialized transportation components of the Company’s Relocation Solutions—North America and Relocation Solutions—Europe and Asia Pacific segments will be disposed of. Their results are included as discontinued operations in the Consolidated Financial Statements for all periods presented. As part of the classification of these businesses as discontinued operations, general corporate overhead expenses, which were previously allocated to these businesses but will remain after their disposal, have been reclassed to other segments in the Consolidated Financial Statements for all periods presented.

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

•   Commercial Customers:   The Company provides a broad portfolio of services to commercial customers, including office and industrial relocations, records management and transportation of exhibits and displays.

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

The tables below represent information about operating revenues, income from continuing operations and total assets by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues
Relocation Solutions—North America	$513,518	$461,706	$1,183,333	$1,071,244
Relocation Solutions—Europe and Asia Pacific	142,755	127,706	369,428	302,056
Global Relocation Solutions	656,273	589,412	1,552,761	1,373,300
Network Services	54,421	43,319	157,640	117,885
Consolidated operating revenues from continuing operations	$710,694	$632,731	$1,710,401	$1,491,185
Operating income from continuing operations
Relocation Solutions—North America	$42,735	$30,452	$66,985	$46,725
Relocation Solutions—Europe and Asia Pacific	9,487	17,517	18,299	24,735
Global Relocation Solutions	52,222	47,969	85,284	71,460
Network Services	(5,472)	8,346	15,828	25,982
Corporate	(2,434)	(1,093)	(5,483)	(3,774)
Consolidated operating income from continuing operations	$44,316	$55,222	$95,629	$93,668

	As of September 30, 2004	As of December 31, 2003(1)
Total assets
Relocation Solutions—North America	$939,798	$814,718
Relocation Solutions—Europe and Asia Pacific	456,919	449,542
Global Relocation Solutions	1,396,717	1,264,260
Network Services	342,549	267,487
Transportation Solutions	—	22,738
Total assets of continuing operations	1,739,266	1,554,485
Assets held for sale	46,028	—
Consolidated total assets	$1,785,294	$1,554,485

(1)          The balance sheet as of December 31, 2003 does not reflect the reclassification of discontinued operations assets as held for sale. The disposal group assets are included in their respective operating segments as of December 31, 2003.

(13)   Benefit Plans—Components of Net Periodic Cost

Information on the Company’s defined benefit and postretirement benefit plans and amounts recognized in the Company’s consolidated income statements, which includes costs related to both continuing and discontinued operations, is as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Combined Plans Excluding United Kingdom	2004	2003	2004	2003
Interest cost	$1,774	$1,727	$5,284	$5,180
Service cost	4	4	12	12
Expected return on plan assets	(1,679)	(1,446)	(5,087)	(4,339)
Amortization of recognized actuarial loss	778	704	1,999	2,112
Net periodic benefit cost	$877	$989	$2,208	$2,965

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
United Kingdom	2004	2003	2004	2003
Interest cost	$867	$899	$2,605	$2,687
Service cost	745	1,059	2,239	3,146
Expected return on plan assets	(1,109)	(1,145)	(3,329)	(3,435)
Amortization of recognized actuarial loss	59	237	176	628
Net periodic benefit cost	$562	$1,050	$1,691	$3,026

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Combined Plans	2004	2003	2004	2003
Interest cost	$105	$391	$662	$898
Service cost	3	38	69	88
Amortization of prior service benefit curtailment gain	(48)	(179)	(326)	(412)
Amortization of recognized actuarial loss	(28)	97	152	223
Curtailment loss	385	—	385	—
Net periodic benefit cost	$417	$347	$942	$797

As of September 30, 2004, the Company had no 2004 funding requirements for its pension or postretirement plans; however, the Company may make voluntary contributions ranging from $1,000 to $5,000.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law, authorizing Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible retirees, the federal government will begin in 2006 to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare.

FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued on May 19, 2004. This new guidance provides for the recognition of the subsidy in the measurement of the accumulated postretirement benefit obligation. Management has determined that the subsidy resulted in an annual actuarial gain of $550. The Company adopted the provision during the third quarter of 2004 and recorded $413 for the quarter and year to date periods.

For the three months ended September 30, 2004, the Company recognized a curtailment loss of $385 with respect to the Company’s postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. This expense was recorded in Loss from Discontinued Operations.

(14)   Restructuring

In June 2001, the Transportation Solutions operating segment established a program to exit the parts center business. The charges included severance and employee benefit costs for 293 employees, and lease and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms, certain facility lease payments will continue through September 2005. At September 30, 2004, the restructuring accrual was $233 after lease payments of $137 were made during the nine months ended September 30, 2004. The remaining balance at September 30, 2004 was reclassified to liabilities associated with assets held for sale.

In connection with the Disposal Plan, the Company will restructure its functional support areas to re-scale resources to the needs of the ongoing operations. Seven employees have been identified as part of a workforce reduction to occur in conjunction with the transition of these businesses to new ownership. The Company accrued $845 for the severance benefits it will pay these affected employees. In addition, a U.K. office facility housing the Company’s European functional support team was exited as of September 30, 2004, which was prior to its lease termination date. As a result, the Company recorded a lease impairment charge of $927. As these costs were not directly related to the discontinued businesses, the charges were recorded in the third quarter 2004 to ongoing operations as components of General and Administrative Expense.

In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations as of September 30, 2004, which was prior to their lease termination dates. As a result, the Company recognized a $560 lease impairment in the three months ended September 30, 2004 as a component of General and Administrative Expense.

The restructuring accrual balance was $2,332 at September 30, 2004. Due to facility lease terms, remaining payments will be made through November 2009.

The following table provides details of restructuring associated with continuing operations for the three and nine months ended September 30, 2004:

	Restructuring Accruals as of December 31, 2003 and June 30, 2004	Restructuring Charge	Payments	Restructuring Accruals as of September 30, 2004	Other Current Liabilities (Note 7)	Other Long-term Liabilities
Facility lease impairments	$—	$1,487	$—	$1,487	$991	$496
Severance and employee benefits	—	845	—	845	845	—
Total	$—	$2,332	$—	$2,332	$1,836	$496

(15)   Equity-Based Compensation Expense

For the three and nine months ended September 30, 2004, the Company recognized $293 and $1,221, respectively, of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003. For the three and nine months ended September 30, 2003, the Company recognized $821 and $2,970, respectively, of expense in relation to these subscriptions and grants. The expense has been recorded as a component of general and administrative expense as the difference between the subscription or exercise price and the deemed fair value of the Company’s common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by the Company in respect of these transactions is $6,766. The Company expects to recognize $272 in the three months ending December 31, 2004.

(16)   Home Equity Advance Receivable Securitization

Effective June 30, 2004, the Company implemented a program to allow for the expansion in its SIRVA Relocation subsidiary’s home equity advance offering without a corresponding cash usage. SIRVA Relocation sells a receivable portfolio through a wholly owned special purpose vehicle, SIRVA Relocation Credit, LLC (SRC). SRC sells the eligible receivables on a non-recourse basis to an unaffiliated third party bank. The fair value of these receivables is based on their relative fair values, taking into account the history of performance of these types of receivables, the underlying security of the collateralization and current interest rates and economic conditions. The Company retains an interest of 15% in the receivables, which is recorded in accounts and notes receivable. SRC provides services of the receivables under the terms of the contract.

The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The loans generally are due within 180 days or upon the sale of the underlying property. Under the terms of the sales agreement, SRC is responsible for servicing the loans, including administration and collection on the receivables, on behalf of the unaffiliated third party bank. Servicing fees SRC receives under the sales agreement are deemed adequate compensation to it for performing the servicing; accordingly, no servicing asset or liability has been recognized in the accompanying financial statements. The transaction qualifies as a sale under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

The Company retains an interest in each securitized portfolio. The fair values of the retained interests are estimated taking into consideration both historical experience and current projections with respect to the transferred assets’ future credit losses. The key assumptions used when estimating the fair value of the retained interests include the discount rate (which generally averages approximately 5%), the expected weighted-average life (which averages approximately four months) and anticipated credit losses (which are expected to be immaterial based on historical experience). The interests retained in the transferred receivables are carried at amounts that approximate fair value and totaled $10,275 at September 30, 2004. Credit losses, net of recoveries, relating to the retained interests are not material to the consolidated financial statements. An immediate 10% or 20% adverse change in these assumptions would reduce the fair value of the retained interests at September 30, 2004 by approximately $1,028 and $2,055, respectively.

	Quarter Ended		Year to Date
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Cash received on sale of portfolio	$79,867	$—	$108,278	$—
Portfolio of receivables sold	$93,961	—	$127,386	—
Fair value of retained interest	$10,275	—	$10,275	—

(17)   Related Party Transactions

The Company is a party to a consulting agreement with Clayton, Dubilier & Rice, Inc., a private investment firm that is organized as a Delaware corporation, which is an affiliate of the Company’s largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership that held approximately 20.9% of the common stock of the Company as of September 30, 2004, and Clayton, Dubilier & Rice Fund VI Limited Partnership (Fund VI), a Cayman Islands exempted limited partnership that held approximately 9.7% of the common stock of the Company as of September 30, 2004. Under the consulting agreement, Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the three and nine months ended September 30, 2004, these fees were $250 and $750, respectively, and were recorded as a component of General and Administrative Expense.

NAVL guaranteed loans made by a third-party lender in an aggregate principal amount of $1,254 as of December 31, 2003, to various members of management, including certain of the Company’s executive officers, in connection with their investment in SIRVA. NAVL would have become liable for such amounts in the event that a member of management failed to repay the principal and interest when due. These loans were scheduled to mature in July 2004, except for the loan to one of the Company’s executive officers, which was to mature in May 2004, and bore interest at the prime rate plus 1.0%. All loans have been repaid. The loan to the Company’s executive officer, which was repaid on October 11, 2004, was made prior to the passage of the Sarbanes-Oxley Act. Subsequent to its passage, the Company adopted a policy that prohibited it or any of its subsidiaries from making loans to or guaranteeing loans of directors and executive officers.

On July 1, 2002, the Company entered into a ten-year purchase commitment with Covansys Corporation to provide selected outsourcing services for the Company’s domestic application software development. Covansys Corporation is a related party, as 16.4% of its outstanding common stock is beneficially owned by Fund VI. The Company paid $2,275 and $6,786 under this arrangement for the three and nine months ended September 30, 2004, which were recorded as a component of General and Administrative Expense.

The Company sold its High Value Products Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group will continue to represent and support the Company’s household goods moving services business. In addition, the Company will provide certain transition services such as IT systems support to Specialized Transportation Agent Group for a period of one year following the close of the sale transaction for which the Company will be reimbursed.

(18)   Subsequent Events

As discussed in Note 17 Related Party Transactions, NAVL had guaranteed loans to key employees in conjunction with their investments in the Company. The loan to of one of the Company’s executive officers was extended beyond its original due date because of regulatory restrictions placed on the executive officer’s ability to sell Company stock. The Company’s secondary offering in June 2004 and the decision to exit certain businesses, as discussed in Note 2, Discontinued Operations, invoked quiet periods during which management employees were prohibited from trading Company stock.  On October 11, 2004, this final guaranteed loan was paid in full.

On October 30, 2004, the Company completed the sale of its HVP assets to a group of agents of NAVL. (See Note 2, Discontinued Operations.) The Company received a nominal cash payment of five dollars on the sale and retained the pre-closing working capital of approximately $18,000 under the terms of the agreement.

On November 9, 2004, the Company announced the execution of a definitive agreement to acquire the employee relocation management and consulting firm Executive Relocation Corporation (ERC), headquartered in Chicago, Illinois. The Company will acquire all of the outstanding shares of common stock of ERC for $100,000 and anticipates closing prior to December 31, 2004. The Company intends to fund the transaction through a combination of internally generated funds and bank debt. The ERC agreement also requires the Company to repay the outstanding balance of ERC’s receivable financing facility, which at September 30, 2004, had a balance of approximately $146,000. In order to repay this facility, the Company expects to enter into a similar receivable financing arrangement.

(19)   Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, the Company adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments that are not required until the year ended December 31, 2004.

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). The Company adopted the provisions of FSP 106-2 in the third quarter 2004. The effects are explained in Note 13, Benefit Plans—Components of Net Periodic Cost.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 was delayed by Financial Accounting Standards Board Staff Position EITF Issue No 03-1-1, however, the disclosure requirements of EITF 03-1, which did not have a material impact when adopted by the Company as of December 31, 2003, have not been deferred.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America, Pickfords® in the United Kingdom, Maison Huet® in France, Kungsholms in Sweden, ADAM in Denmark, Majortrans Flytteservice in Norway, Rettenmayer in Germany and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This unique combination is driving our growth by addressing our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

Our Historical Development

In 1998, Clayton, Dubilier & Rice Fund V Limited Partnership organized us to acquire North American Van Lines, Inc., one of the largest U.S. moving services companies by number of shipments and a significant provider of specialty transportation services, from Norfolk Southern Corporation. In 1999, we acquired the Allied and Pickfords businesses from NFC plc, now known as Exel plc. The integration of this acquisition drove substantial operating synergies as a result of back-office rationalization, significant scale economies and an expanded international service offering. The Allied and Pickfords acquisition also brought us additional specialized transportation businesses and Transguard, a leading provider of insurance services to moving agents, fleet owners and owner operator drivers. We have since completed a number of acquisitions to fill out our global moving footprint. In June 2002, we acquired Maison Huet, solidifying our market position in France. In June 2003, we acquired Scanvan, a leading moving services company in Scandinavia, operating with the brand names of Kungsholms in Sweden, ADAM in Denmark and Majortrans Flytteservice in Norway and employing an asset-light network-manager model very similar to our U.S. moving services business. In April 2004, we acquired Rettenmayer Internationale, a German-based moving and relocation business. The integration of these market-leading businesses into a single company has created a proprietary moving services fulfillment network with unmatched global reach and capabilities.

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

As a result of this effort, we acquired the relocation services business of Cooperative Resource Services, Ltd., or CRS, in May 2002. CRS was a leading independent provider of outsourced relocation services with an innovative and differentiated fixed-fee product offering. Later that year, we acquired Rowan Simmons, a leading independent provider of outsourced relocation services in the United Kingdom. With the 2003 opening of our office in Hong Kong, the December 2003 acquisition of PRS Europe, a Belgium-based relocation services provider, the March 2004 acquisition of Relocation Dynamics, or RDI, a U.S.-based specialty relocation services provider, and the September 2004 acquisition of the specialty residential brokerage and relocation services business of D.J. Knight, we enhanced our global relocation services capability that, when combined with our worldwide moving services network, is unique in the industry.

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

In June 2004, we completed a secondary public offering with shares offered for sale by our three largest stockholders, reducing their ownership from approximately 68% to 37%. We did not receive any proceeds from the sale of the offered shares. In conjunction with the offering, one of the selling stockholders fully exercised its warrants. These were our only outstanding warrants and resulted in proceeds to us of $35.0 million and issuance of an additional 2,773,116 common shares.

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan involving our North American high-value products and homeExpress businesses (High Value Products Division), as well as certain other logistics businesses, which include Specialized Transportation in Europe and our Transportation Solutions segment in North America.

See Note 2, Discontinued Operations, and Note 18, Subsequent Events, for detailed discussions of the disposal plan transactions and the associated costs.

Operating Segments

Our business operates in three segments:   Relocation Solutions-North America, Relocation Solutions-Europe and Asia Pacific and Network Services. We sometimes refer to our Relocation Solutions-North America and Relocation Solutions-Europe and Asia Pacific segments together as Global Relocation Solutions.

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

Network Services:   We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside our network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of our National Association of Independent Truckers, an association of independent contract truck drivers. As of September 30, 2004, the association had approximately 30,300 owner operator members.

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

Foreign Currency Translation

The vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Operating revenues for the three months ended September 30, 2004 from non-U.S. operations amounted to $175.6 million, or 24.7% of our total operating revenues while year to date to September 30, 2004, non-U.S. operations amounted to $424.1 million or 24.8% of total operating revenues. Additionally, a total of 36.7% of our long-lived assets at September 30, 2004 were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the Euro zone, Australia and other countries in which we operate produced net currency translation adjustment gains of $1.0 million, net of tax for the three months ended September 30, 2004, which was recorded as an adjustment to stockholders’ equity as an element of other comprehensive income. For the nine months ended September 30, 2004, net currency translation losses were $0.2 million, net of tax.

Taxation

For the three month and nine month periods ended September 30, 2004 and 2003, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference is due primarily to differences in the mix of the statutory rates between the U.S. and countries where we have permanently reinvested earnings and tax incentive programs that we have qualified for under the laws of certain jurisdictions.

While we are currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. Based on the tax laws in effect, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings and consider them permanently reinvested. Accordingly, no deferred tax liability has been recorded in connection with these undistributed foreign earnings, as of September 30, 2004.

Results of Continuing Operations

The following table sets forth information concerning our results of continuing operations for the three months and nine months ended September 30, 2004 and 2003, also expressed as a percentage of our operating revenues for the respective periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2004	2003	2003	2004	2004	2003	2003
	(Dollars in millions)
Operating revenues	$710.7	100.0%	$632.7	100.0%	$1,710.4	100.0%	$1,491.2	100.0%
Operating expenses:
Purchased transportation expense	413.9	58.2%	380.4	60.1%	928.8	54.3%	862.0	57.8%
Other direct expenses	170.5	24.0%	129.4	20.5%	445.6	26.1%	337.4	22.6%
Gross margin	126.3	17.8%	122.9	19.4%	336.0	19.6%	291.8	19.6%
General and administrative expense	80.0	11.3%	66.2	10.4%	234.6	13.7%	193.9	13.0%
Intangibles amortization	2.0	0.3%	1.5	0.2%	5.8	0.3%	4.2	0.3%
Operating income from continuing operations	44.3	6.2%	55.2	8.8%	95.6	5.6%	93.7	6.3%
Other income	0.2	—	0.6	0.1%	1.2	0.1%	0.9	0.1%
Debt extinguishment	—	—	—	—	.6	—	—	—
Interest expense	6.1	0.8%	14.3	2.3%	18.6	1.1%	41.4	2.8%
Provisions for income taxes	12.5	1.8%	14.3	2.3%	25.7	1.5%	18.4	1.2%
Income from continuing operations	$25.9	3.6%	$27.2	4.3%	$51.9	3.0%	$34.8	2.3%

Operating Revenues.   Our operating revenues are derived from our Global Relocation Solutions and Network Services operations.

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

Other direct expenses:   Other direct expenses are comprised of our own facility and equipment costs; employee labor costs; commissions paid to realtors; home closing costs and other relocation service fees. In addition, transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings are included in other direct expenses. Relocation Solutions—Europe and Asia Pacific have more significant levels of other direct expenses than our moving services operations in North America.

Gross margin:   Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our three operating segments. As discussed above, our Relocation Solutions—North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms than our Relocation Solutions—Europe and Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Relocation Solutions—North America as compared to Relocation Solutions—Europe and Asia Pacific. Recently, the increase in non-moving relocation services in the United States has resulted in a margin mix impact as compared to our moving operations, as such relocation services have proportionally lower PTE and other direct expenses resulting in a higher gross margin. However, this also produces higher general and administrative expense, or G&A, associated with coordinating and administering these services.

Gross margin as a percentage of operating revenues in our Network Services business also differs from that experienced in our Global Relocation Solutions operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses) has been higher, with a proportionally higher G&A expense compared to our moving services operations in North America.

General and administrative expense:   G&A expense includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Relocation Solutions—Europe and Asia Pacific, Network Services and our relocation services operations in North America have a more significant level of G&A expense than do our moving services operations in North America.

The following discussions of our results of continuing operations and results of discontinued operations include variance explanations that isolate the cause of change between current year and prior year results into three components: currency, acquisitions and organic. We feel this type of analysis allows the reader to better understand the underlying operational or organic aspects of our results by separating the impacts caused by movement in foreign currency exchange rates used in the consolidation of our non-U.S. businesses and the impacts caused by our acquisitions. These separate components are calculated as follows:

Acquisition Impact:   The change due to acquisitions is the amount of operating revenues and expenses that were generated or incurred for the periods following our acquisition. Acquisitions in Relocation Solutions—North America include Relocation Dynamics in March 2004 and D.J. Knight in September 2004. Acquisitions in Relocation Solutions—Europe and Asia Pacific include Scanvan in June 2003, PRS in December 2003 and Rettenmayer in April 2004. Acquisitions in Network Services include MovePak in December 2003.

Currency Impact:   The change due to currency is calculated by taking the prior period’s results and reconverting them using the current period’s currency exchange rates and then comparing these currency-restated prior period results amount to the current period’s actual results excluding acquisitions.

Organic Impact:   The organic change is calculated as the total change less the change due to acquisitions and the change due to currency.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Operating revenues:   Our operating revenues were $710.7 million for the three months ended September 30, 2004, which represents a $78.0 million, or 12.3%, increase for the quarter, when compared to $632.7 million for the three months ended September 30, 2003. The increase in operating revenues was a result of favorable currency impacts of $15.2 million, growth in our existing businesses of $48.2 million and growth due to acquisitions of $14.6 million, quarter-over-quarter. The British pound sterling, Australian dollar, Canadian dollar and euro all increased in value relative to the U.S. dollar in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 by 13%, 8%, 5% and 9%, respectively. Organic growth of $47.8 million occurred in Relocation Solutions—North America and $6.1 million in Network Services, offset by a decline in revenues of $5.7 million in Relocation Solutions—Europe and Asia Pacific. The majority of the acquisition impact resulted from the April 2004 acquisition of Rettenmayer, which generated $5.9 million of operating revenues and the December 2003 acquisition of MovePak, which generated $5.1 million in the quarter ended September 30, 2004, with the remaining $3.6 million generated from the acquired businesses of PRS, purchased in December 2003, RDI, purchased in March 2004 and D.J. Knight, purchased in September 2004.

Gross margin:   Gross margin was $126.3 million for the three months ended September 30, 2004, which represents a $3.4 million, or 2.8%, increase when compared to $122.9 million for the quarter ended September 30, 2003. The increase in gross margin was a result of favorable currency impacts of $5.0 million for the quarter and growth due to acquisitions of $4.7 million, partly offset by decline in organic business of $6.3 million quarter-over-quarter. Our gross margin as a percentage of operating revenues for the three months ended September 30, 2004 was 17.8%, which represents a 1.6 percentage point decrease over the three months ended September 30, 2003. The substantial drop in margin rate reflects the impact of a $15.2 million increase to insurance loss reserves. The primary component of this increase was $12.1million related to estimated ultimate losses. This change in estimate resulted from us reviewing a number of factors including more experience with losses and how they develop and actuarial data as of September 30, 2004, which indicated unfavorable development of prior period claims. This increase was the result of a change in estimate and thus recognized in income in the current quarter. In addition, the insurance group incurred significant losses during the three months ended September 30, 2004 as a result of increased claims resulting from the hurricanes that inflicted substantial damage in the Southeast region of the United States. We recorded reserve estimates of $3.1 million for these claims.

General and administrative expense:   G&A expense for the three month period ended September 30, 2004 was $80.0 million, an increase of $13.8 million, or 20.8%, over $66.2 million for the comparable period ended September 30, 2003. The increase in general and administrative expense was a result of unfavorable currency impacts of $2.4 million, growth due to acquisitions of $2.8 million and increases in existing business spending of $8.6 million. The higher organic spending is primarily related to sales and marketing efforts in support of our operating revenue growth plans and professional fees associated with Sarbanes-Oxley Act compliance. For the three months ended September 30, 2004, we recognized a gain of $2.4 million from the sale of our vacant property in London, England, partly offset by lease impairment for three U.K. properties of $1.5 million. Our G&A expense as a percentage of operating revenues for the three month period ended September 30, 2004 was 11.3%, which is 0.9 percentage points above the prior year period.

Intangibles amortization:   Amortization for the three months ended September 30, 2004 was $2.0 million. The amortization was $1.5 million for the comparable period ended September 30, 2003. The increase of $0.5 million is directly related to acquisitions made during 2003 and 2004.

Operating income from continuing operations:   Operating income from continuing operations was $44.3 million for the quarter ended September 30, 2004, which represents a $10.9 million, or 19.7%,

decrease over the $55.2 million for the three months ended September 30, 2003. The decrease is primarily due to the additional insurance loss reserves, partly offset by the operating revenue growth in all segments. Income from operations as a percentage of operating revenues was 6.2% for the three months ended September 30, 2004 compared to 8.8% for the three months ended September 30, 2003.

Interest expense:   Interest expense declined $8.2 million for the quarter ended September 30, 2004 from $14.3 million for the three months ended September 30, 2003 to $6.1 million for the three months ended September 30, 2004. The decrease is due primarily to a reduction in our debt levels following our 2003 initial public offering and debt refinancing and the June 2004 early retirement of $5.0 million of 13 3/8% Senior Subordinated notes.

Other income (expense):   For the three months ended September 30, 2004, other income was $0.2 million compared to other income of $0.6 million in 2003. These amounts represent gains or losses from the revaluation of short-term intercompany loans denominated in foreign currencies.

Income tax:   For the quarter ended September 30, 2004, our estimated provision for income taxes was $12.5 million based on pre-tax income of $38.4 million, producing an effective tax rate of 32.6%. For the same period last year, our provision for income taxes was $14.3 million on pretax income of $41.4 million producing an effective tax rate of 34.5%. The reduction in our tax rate is primarily due to differences in the statutory rates between the U.S. and countries where we have reinvested earnings, and tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Income from continuing operations:   Income from continuing operations was $25.9 million or $0.34 per diluted share for the quarter ended September 30, 2004, which represents a $1.3 million, or $0.11 per diluted share, decrease over the comparable period in 2003 when net income was $27.2 million, or $0.45 per diluted share.

Segment Analysis

The following table sets forth information with respect to our segments:

	Three Months Ended September 30, 2004
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$513.5	$142.8	$54.4	$—	$710.7
Operating expenses:
Purchased transportation expense	372.6	41.3	—	—	413.9
Other direct expenses	66.9	51.3	52.0	0.3	170.5
Gross margin	$74.0	$50.2	$2.4	$(0.3)	$126.3
Gross margin as a percentage of operating revenues	14.4%	35.2%	4.4%	—	17.8%
Operating income (loss) from continuing operations	$42.7	$9.5	$(5.5)	$(2.4)	$44.3

	Three Months Ended September 30, 2003
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$461.7	$127.7	$43.3	$—	$632.7
Operating expenses:
Purchased transportation expense	345.1	35.3	—	—	380.4
Other direct expenses	53.6	45.9	29.8	0.1	129.4
Gross margin	$63.0	$46.5	$13.5	$(0.1)	$122.9
Gross margin as a percentage of operating revenues	13.6%	36.4%	31.2%	—	19.4%
Operating income (loss) from continuing operations	$30.5	$17.5	$8.3	$(1.1)	$55.2
Key Performance Indicators, 2004 vs. 2003:
Percent change in operating revenues	11.2%	11.8%	25.6%	—	12.3%
Percentage point change in gross margin as a percentage of operating revenues	0.8	(1.2)	(26.8)	—	(1.6)

Relocation Solutions—North America

Operating revenues were $513.5 million for the three months ended September 30, 2004, which represents an increase of  $51.8 million, or 11.2%, compared to $461.7 million for the three months ended September 30, 2003.

Operating revenues for our relocation services offering increased $16.1 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This is due to a 19.6% increase in the number of corporate relocation initiations along with increased average transferee home value. Additionally, operating revenues from our household goods moving services offering increased $36.4 million, or 9.2%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, driven by increases in shipment volumes and revenue per shipment. These increases were partially offset by a decline in our specialized transportation service offering of $0.7 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Gross margin was $74.0 million for the three months ended September 30, 2004, representing an $11.0 million, or 17.5%, increase for the quarter compared to $63.0 million for the three months ended September 30, 2003. The increase in gross margin was primarily due to higher operating revenues, which were up 11.2%, but was also favorably impacted by a higher gross margin rate. Gross margin as a percentage of operating revenues was 14.4% for the three months ended September 30, 2004, which represents a 0.8 percentage point increase, compared to 13.6% for the three months ended September 30, 2003. This reflects a shift in product mix to relocation services, which has a higher gross margin rate than our traditional moving services operations.

Operating income from continuing operations was $42.7 million for the three months ended September 30, 2004, which represents a $12.2 million, or 40.0%, increase compared to $30.5 million for the three months ended September 30, 2003, reflecting the increased gross margin rate associated with a higher proportion of relocation services, as well as G&A leverage. G&A costs as a percentage of operating revenues declined from 6.9% in 2003 to 5.8% in the current quarter. The current period benefited from reductions to estimated PTE expenses of $2.0 million and bad debt allowances of $1.1 million.

Relocation Solutions—Europe and Asia Pacific

Operating revenues were $142.8 million for the three months ended September 30, 2004, which represents a $15.1 million, or 11.8%, increase compared to $127.7 million for the three months ended September 30, 2003.

The increase in operating revenues is primarily a result of $13.7 million of favorable currency impact as during the three months ended September 30, 2004, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the three months ended September 30, 2003 by approximately 13%, 8% and 9%, respectively. The strategic acquisitions of PRS and Rettenmayer also contributed to this increase. These acquisitions enhanced our European growth platform and added $7.0 million of operating revenues. These were offset in part by a year over year decrease in existing business of $5.6 million. European revenues declined $7.6 million but were offset by a $2.0 million increase in Asia Pacific.

Gross margin was $50.2 million for the three months ended September 30, 2004, which represents a $3.7 million, or 8.0%, increase compared to $46.5 million for the three months ended September 30, 2003. The dollar increase is due to $4.8 million of favorable currency impact, $2.1 million from the PRS and Rettenmayer acquisitions, partly offset by a $3.2 million decline from organic growth. Gross margin as a percentage of operating revenues was 35.2% for the three months ended September 30, 2004, or a 1.2 percentage point decrease over the three months ended September 30, 2003.

Operating income from continuing operations was $9.5 million for the three months ended September 30, 2004, a decline of $8.0 million, or 45.7%, from $17.5 million in the 2003 third quarter. For the three months ended September 30, 2004, we recognized a gain of $2.4 million from the sale of our vacant property in London, England, partly offset by lease impairment for three U.K. properties of $1.5 million. Gross margin declines for the quarter occurred in Europe, partly offset by growth in Asia Pacific.

Network Services

Operating revenues were $54.4 million for the three months ended September 30, 2004, which represents an $11.1 million, or 25.6%, increase compared to $43.3 million for the three months ended September 30, 2003. This increase is attributable to organic growth of $6.0 million and the favorable impact of the MovePak acquisition of $5.1 million.

Gross margin was $2.4 million for the three months ended September 30, 2004, which represents an $11.1 million, or 82.2%, decrease compared to $13.5 million for the three months ended September 30, 2003. The decrease in gross margin is due to the increase in insurance loss reserves of $15.2 million as discussed above. Gross margin as a percentage of operating revenues was 4.4% for the three months ended September 30, 2004, which represents a 26.8 percentage point decrease, compared to 31.2% for the three months ended September 30, 2003. This change follows the impact of recording an additional insurance loss reserve amount.

Operating loss from continuing operations was $5.5 million for the three months ended September 30, 2004, representing a $13.8 million decline compared to operating income from continuing operations of $8.3 million for the three months ended September 30, 2003.

Corporate

For the three months ended September 30, 2004, we incurred $2.4 million of corporate expense composed of $0.3 million of non-cash equity-based compensation expense, $1.3 million of fees associated with the implementation of the Sarbanes-Oxley internal controls requirements and $0.8 million of general corporate expenses. For the three months ended September 30, 2003, we incurred $0.8 million of non-cash equity-based compensation expense and $0.3 million of general corporate expenses.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Operating revenues:   Our operating revenues were $1,710.4 million for the nine months ended September 30, 2004, which represents a $219.2 million, or 14.7% increase, year to date, when compared to $1,491.2 million for the nine months ended September 30, 2003. The increase in operating revenues was a result of favorable currency impacts of $43.2 million, gains in our existing businesses of $127.5 million and growth due to acquisitions of $48.5 million. The British pound sterling, Australian dollar, Canadian dollar and euro all increased in value relative to the U.S. dollar in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 13%, 16%, 8%, and 10%, respectively. Organic growth of $104.9 million occurred in Relocation Solutions—North America and $28.1 million in Network Services, with a year to date decline of $5.5 million in Relocation Solutions—Europe and Asia Pacific. The majority of the acquisition impact resulted from the June 2003 acquisition of Scanvan and the December 2003 acquisition of MovePak, which generated $20.1 million and $11.6 million, respectively, of operating revenues in the nine months ended September 30, 2004, with the remaining $16.8 million year to date generated from the acquired businesses of PRS, purchased in December 2003, RDI, purchased in March 2004, Rettenmayer, purchased in April 2004 and D.J. Knight, purchased in September 2004.

Gross margin:   Gross margin was $336.0 million for the nine months ended September 30, 2004, which represents a $44.2 million, or 15.1%, increase when compared to $291.8 million for the nine months ended September 30, 2003. The increase in gross margin was a result of favorable currency impacts of $13.9 million year to date, organic growth of $16.8 million, and growth due to acquisitions of $13.5 million. Our gross margin as a percentage of operating revenues for the nine months ended September 30, 2004 and 2003 was 19.6%. Gross margin was also impacted by the $15.2 million increase to reserves for insurance loss, as discussed in the previous quarterly analysis.

General and administrative expense:   G&A expense for the nine month period ended September 30, 2004 was $234.6 million, an increase of $40.7 million, or 21.0%, over $193.9 million for the comparable period ended September 30, 2003. The increase was a result of currency impacts of $8.5 million, growth due to acquisitions of $11.4 million and increases in existing business spending of $20.8 million year over year. The higher organic spending is primarily related to sales and marketing efforts in support of our operating revenue growth plans and $1.3 million of professional fees associated with Sarbanes-Oxley Act compliance. For the nine months ended September 30, 2004 and 2003, we recognized $1.2 million and $3.0 million of non-cash equity-based compensation expense, respectively, in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. For the nine months ended September 30, 2004, we incurred $1.2 million of expense associated with our secondary stock offering completed June 15, 2004 and recognized gains of $1.1 million from the sale of our Fontana, California fleet services facility and $5.3 million from the sale of land in Edinburgh, Scotland and properties in Leicester and Park Royal, England, partly offset by $1.5 million of lease impairments for three U.K. properties.

Our G&A expense as a percentage of operating revenues for the nine month period ended September 30, 2004 was 13.7%, which compares to 13.0% for the nine months ended September 30, 2003.

Intangibles amortization:   Amortization for the nine months ended September 30, 2004 was $5.8 million. The amortization was $4.2 million for the comparable period ended September 30, 2003. This $1.6 million increase is directly related to acquisitions made during 2003 and 2004.

Operating income from continuing operations:   Operating income from continuing operations was $95.6 million for the nine months ended September 30, 2004. This represents a $1.9 million, or 2.0%, increase over the $93.7 million for the nine months ended September 30, 2003. The increase is due to overall operating revenue growth combined with cost efficiency gains and fixed cost leverage, partly offset by the increase to insurance loss reserves and professional fees associated with Sarbanes-Oxley compliance. Income from operations as a percentage of operating revenues was 5.6% for the nine months ended September 30, 2004 compared to 6.3% for the nine months ended September 30, 2003.

Other income (expense):   For the nine months ended September 30, 2004, other income was $1.2 million compared to other income of $0.9 million in 2003. These amounts represent gains or losses from the revaluation of short-term intercompany loans denominated in foreign currencies.

Debt extinguishment expense:   During the nine months ended September 30, 2004, we incurred a $0.6 million charge for debt extinguishment due to the repurchase of senior subordinated notes. The tender premium paid on the senior subordinated notes was $0.4 million and we wrote off $0.2 million of deferred debt issuance costs associated with the indentures.

Interest expense:   Interest expense declined $22.8 million for the nine months ended September 30, 2004 from $41.4 million in the nine months ended September 30, 2003 to $18.6 million in the comparable period in 2004. The decrease is due primarily to a reduction in our debt levels following our 2003 initial public offering and debt refinancing.

Income tax:   For the nine months ended September 30, 2004, our estimated provision for income taxes was $25.7 million based on pre-tax income of $77.6 million, producing effective tax rates of 33.1%. For the nine months ended September 30, 2003, our provision for income taxes was $18.4 million on pretax income of $53.2 million producing an effective tax rate of 34.6%. The reduction in our tax rate is primarily due to differences in the statutory rates between the U.S. and countries where we have reinvested earnings and tax incentive programs for which we have qualified under the laws of certain jurisdictions.

Income from continuing operations:   Income from continuing operations was $51.9 million, or $0.69 per diluted share, for the nine months ended September 30, 2004, which represents a $17.1 million, or $0.14 per diluted share, increase over the comparable period in 2003 when net income was $34.8 million, or $0.55 per diluted share.

Segment Analysis

The following table sets forth information with respect to our segments:

	Nine Months Ended September 30, 2004
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,183.4	$369.4	$157.6	$—	$1,710.4
Operating expenses:
Purchased transportation expense	837.1	91.7	—	—	928.8
Other direct expenses	179.1	141.9	123.8	0.8	445.6
Gross margin	$167.2	$135.8	$33.8	$(0.8)	$336.0
Gross margin as a percentage of operating revenues	14.1%	36.8%	21.4%	—	19.6%
Operating income (loss) from continuing operations	$67.0	$18.3	$15.8	$(5.5)	$95.6

	Nine Months Ended September 30, 2003
	Relocation Solutions
	North America	Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues	$1,071.2	$302.1	$117.9	$—	$1,491.2
Operating expenses:
Purchased transportation expense	789.9	72.1	—	—	862.0
Other direct expenses	139.6	117.9	79.7	0.2	337.4
Gross margin	$141.7	$112.1	$38.2	$(0.2)	$291.8
Gross margin as a percentage of operating revenues	13.2%	37.1%	32.4%	—	19.6%
Operating income (loss) from continuing operations	$46.7	$24.7	$26.0	$(3.7)	$93.7
Key Performance Indicators, 2004 vs. 2003
Percent change in operating revenues	10.5%	22.3%	33.7%	—	14.7%
Percentage point change in gross margin as a percentage of operating revenues	0.9	(0.3)	(11.0)	—	—

Relocation Solutions—North America

Operating revenues were $1,183.4 million for the nine months ended September 30, 2004, which represents a $112.2 million, or 10.5%, increase compared to $1,071.2 million for the nine months ended September 30, 2003.

Operating revenues for our relocation services offering increased $52.4 million, or 44.1%, for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. This is due to a 32% increase in the number of corporate relocation initiations, as well as increased average transferee home value. Additionally, operating revenues from our household goods moving services offering increased $67.5 million, or 7.6%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, driven by increases in shipment volumes and revenue per shipment. These increases were partially offset by a decline in our specialized transportation service offering of $7.9 million.

Gross margin was $167.2 million for the nine months ended September 30, 2004, representing a $25.5 million, or 18.0%, increase year to date, compared to $141.7 million for the nine months ended September 30, 2003. The increase in gross margin was primarily due to higher operating revenues, which were up 10.5%, but was also favorably impacted by a higher gross margin rate. Gross margin as a percentage of operating revenues was 14.1% for the nine months ended September 30, 2004, which represents a 0.9 percentage point increase, compared to 13.2% for the nine months ended September 30, 2003. This reflects a shift in product mix to relocation services, which has a higher gross margin rate than our traditional moving services operations.

Operating income from continuing operations was $67.0 million for the nine months ended September 30, 2004, which represents a $20.3 million, or 43.5%, increase compared to $46.7 million for the nine months ended September 30, 2003, reflecting the increased gross margin rate associated with the higher proportion of relocation services G&A leverage. G&A costs as a percentage of operating revenues declined from 8.6% in 2003 to 8.1% in the current year. The current year to date period benefited from decreases in estimated PTE expenses of $2.9 million and bad debt allowances of $1.5 million.

Relocation Solutions—Europe and Asia Pacific

Operating revenues were $369.4 million for the nine months ended September 30, 2004, which represents a $67.3 million, or 22.3%, increase compared to $302.1 million for the nine months ended September 30, 2003.

The increase in operating revenues is primarily a result of $40.5 million of favorable currency impact as during the nine months ended September 30, 2004, the average value of the British pound sterling, the Australian dollar and the euro were stronger as compared to the U.S. dollar for the nine months ended September 30, 2003 by approximately 13%, 16% and 10%, respectively. The strategic acquisitions of Scanvan, PRS and Rettenmayer also contributed to this increase. The acquisitions enhanced our European growth platform and added $32.4 million of operating revenues. Organically, operating revenues declined $5.6 million year over year.

Gross margin was $135.8 million for the nine months ended September 30, 2004, which represents a $23.7 million, or 21.1%, increase compared to $112.1 million for the nine months ended September 30, 2003. The dollar increase is primarily due to $13.7 million of favorable currency impact, $8.6 million from the Scanvan, PRS and Rettenmayer acquisitions and $1.4 million of organic growth. Gross margin as a percentage of operating revenues was 36.8% for the nine months ended September 30, 2004, a decrease of 0.3 percentage point over the 37.1% rate achieved in the nine months ended September 30, 2003.

Operating income from continuing operations was $18.3 million for the nine months ended September 30, 2004, a decrease of $6.4 million, or 25.9%, compared to $24.7 million for the comparable period in 2003. This decline reflects the reduction in operating revenues in the European sector and lease impairments of $1.5 million for three U.K. properties. During the nine months ended September 30, 2004, we incurred incremental costs of $3.6 million in sales, marketing and business development expense and $1.1 million in severance and recruiting costs to support our strategic growth initiatives, offset in part by $5.3 million of property sale gains realized as part of our ongoing business plan. Each of these items was recorded as a component of general and administrative expense.

Network Services

Operating revenues were $157.6 million for the nine months ended September 30, 2004, which represents a $39.7 million, or 33.7%, increase compared to $117.9 million for the nine months ended September 30, 2003. This increase is attributable to organic growth of $28.1 million and the favorable impact of the MovePak acquisition of $11.6 million.

Gross margin was $33.8 million for the nine months ended September 30, 2004, which represents a $4.4 million, or 11.5%, decrease compared to $38.2 million for the nine months ended September 30, 2003. The decrease in gross margin is due to a $6.7 million decline in organic growth, partly offset by a gain of $2.3 million from the MovePak acquisition. Gross margin as a percentage of operating revenues was 21.4% for the nine months ended September 30, 2004, which represents an 11.0 percentage point decrease, compared to 32.4% for the nine months ended September 30, 2003. This change was caused primarily by the $15.2 million increase to insurance loss reserves, partly offset by the impact of growth in the moving and storage business within insurance services following the acquisition of MovePak, which has a slightly lower margin rate than the owner operator business of NAIT. We are in the process of transitioning MovePak from the brokerage business we purchased to one in which we also underwrite the insurance policies MovePak sells and thus we expect gross margins to increase as existing policies are renewed over the remainder of the year.

Operating income from continuing operations was $15.8 million for the nine months ended September 30, 2004, representing a $10.2 million, or 39.2%, decrease compared to $26.0 million for the nine months ended September 30, 2003. This decrease was largely driven by the $15.2 million increase in insurance loss reserves.

Corporate

For the nine months ended September 30, 2004, we incurred $5.5 million of corporate expense composed of $1.2 million of non-cash equity-based compensation expense, $1.2 million of secondary stock offering costs, $1.3 million for professional fees associated with Sarbanes-Oxley compliance and $1.8 million of general corporate expenses. For the nine months ended September 30, 2003, we incurred $3.7 million of corporate expenses composed of $3.0 million of non-cash equity-based compensation expense and $0.7 million of general corporate expenses.

Results of Discontinued Operations

This table sets forth information concerning our results of discontinued operations for the three and nine months ended September 30, 2004 and 2003, also expressed as a percentage of operating revenues for the respective periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2004	2003	2003	2004	2004	2003	2003
	(Dollars in millions)
Operating revenues	$94.7	100.0%	$98.5	100.0%	$292.7	100.0%	$294.0	100.0%
Operating expenses:
Purchased transportation expense	48.8	51.6%	45.7	46.4%	146.4	50.0%	140.2	47.7%
Other direct expenses	27.5	29.1%	31.9	32.4%	89.6	30.6%	92.4	31.4%
Gross margin	18.4	19.3%	20.9	21.2%	56.7	19.4%	61.4	20.9%
General and administrative expense	19.7	20.7%	20.7	21.0%	59.9	20.5%	62.2	21.2%
Discontinued operations charges	24.8	26.2%	—	—	24.8	8.5%	—	—
Operating income (loss)	(26.1)	(27.6)%	0.2	0.2%	(28.0)	(9.6)%	(0.8)	(0.3)%
Interest and non-operating expense	0.8	0.7%	1.7	1.8%	2.1	0.7%	5.2	1.8%
Loss before income taxes	(26.9)	(28.3)%	(1.5)	(1.6)%	(30.1)	(10.3)%	(6.0)	(2.1)%
(Benefit) for income taxes	10.1	10.6%	0.5	0.6%	11.2	3.8%	2.2	0.8%
Net loss from discontinued operations	$(16.8)	(17.7)%	$(1.0)	(1.0)%	$(18.9)	(6.5)%	$(3.8)	(1.3)%

Discontinued Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Operating Revenues:   Operating revenues were $94.7 million for the three months ended September 30, 2004, a decline of $3.8 million, or 3.9%, from $98.5 million for the three months ended September 30, 2003. A $5.6 million decrease in organic revenue was partly offset by $1.8 million favorable currency impacts. Revenue declined $5.6 million, or 19.1%, for TS and $0.5 million for STEU in the 2004 quarter over the 2003 quarter but was partly offset by modest gains of $0.5 million from HVP.

Operating Income (Loss) From Discontinued Operations:   The operating loss from discontinued operations was $26.1 million for the quarter ended September 30, 2004, a decline of $26.3 million from the $0.2 million operating income for the comparable quarter last year. Income declined $0.8 million organically with the remainder of the decrease from a loss on currency changes of $0.7 million and $24.8 million of discontinued operations charges. Excluding charges and currency impacts, income from operations declined $0.2 million for TS, $0.5 million for STEU and $0.1 million from HVP. Discontinued operations charges include $19.7 million of asset impairments from HVP, $2.3 million of facilities lease impairments, primarily from TS, and $2.8 million in severance accruals, $1.7 million from HVP, $0.8 million from STEU and $0.3 million from TS.

Income Tax:   For the quarter ended September 30, 2004, our estimated benefit for discontinued operations income taxes was $10.1 million based on a pre-tax loss of $26.9 million, producing an effective tax rate of 37.5%. For the same period last year, our benefit for income taxes was $0.5 million on pretax loss of $1.5 million producing an effective tax rate of 35.6%.

Discontinued Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Operating Revenues:   Operating revenues were $292.7 million for the nine months ended September 30, 2004, a decline of $1.3 million, or 0.4%, from $294.0 million for the nine months ended September 30, 2003. A $7.2 million decrease in organic revenue was partly offset by $5.9 million in favorable currency impacts. Declines in organic revenue were experienced by both HVP and STEU where revenues declined $6.7 million and $1.2 million, respectively, and were partly offset by an increase in TS of $0.7 million.

Operating Loss From Discontinued Operations:   The operating loss from discontinued operations was $28.0 million for the year to date period ended September 30, 2004, a decline of $27.2 million from the operating loss of $0.8 million for the comparable year to date period of 2003. Income declined $0.3 million with the remainder of the decrease from a currency impact of $2.1 million and $24.8 million of discontinued operations charges. Excluding charges and currency impacts, operating profit declines for TS of $0.4 million and STEU of $0.5 million were partly offset by growth in HVP of $0.6 million. Discontinued operations charges include $19.7 million of asset impairments from HVP, $2.3 million of facilities lease impairments, primarily from TS, and $2.8 million in severance accruals, $1.7 million from HVP, $0.8 million from STEU and $0.3 million from TS.

Income Taxes:   For the year to date period ended September 30, 2004, our estimated benefit for discontinued operations income taxes was $11.2 million based on a pre-tax loss of $30.1 million, producing an effective tax rate of 37.3%. For the same period last year, our benefit for income taxes was $2.2 million on a pre-tax loss of $6.0 million producing an effective tax rate of 36.3%.

Financial Condition

The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities.

Net cash provided by operating activities was $10.8 million for the nine months ended September 30, 2004, a decrease of $6.6 million from the $17.4 million for the nine months ended September 30, 2003. This change includes a $2.3 million increased use in mortgages held for sale and a $31.5 million increased source from properties held for sale in Europe. Both have a direct correlation to the changes in mortgage warehouse facilities and relocation financing facilities included in cash flow from financing activities. Cash provided by other operating activities was a source of $28.5 million for the nine months ended September 30, 2004, a decrease of $35.8 million compared to the prior year source of $64.3 million. This decrease is comprised of three components: the change in net income adjusted for non-cash items, the change in working capital items and the change in other long-term assets and liabilities.

Net income adjusted for non-cash items increased $9.7 million year-over-year, primarily driven by our operating revenue growth and lower interest expense (see previously discussed Results of Continuing Operations and Results of Discontinued Operations). Working capital items were a higher use of $44.4 million, excluding the movements in mortgages held for sale and properties held for sale in Europe, compared to the prior year period. Much of this increase was caused by the higher working capital use associated with a 44.1% operating revenue growth in our relocation services business for the nine months ended September 30, 2004. In addition, the change in long-term assets and liabilities was a smaller source of $1.1 million for the current period compared to prior year.

Cash flows used for investing activities.

Net cash used for investing activities was $41.0 million for the nine months ended September 30, 2004, a decrease of $24.8 million from the $65.8 million for the nine months ended September 30, 2003. Our investing activities consist of three primary components: purchase of property and equipment for replacement or growth, net of proceeds on sale; purchases and sales of investments related to our insurance business; and acquisitions. Our capital expenditures totaled $22.4 million and $17.4 million in the nine months ended September 30, 2004 and 2003, respectively. We received $12.4 million of proceeds related to the sale of properties in the nine months ended September 30, 2004, compared to $4.7 million in the prior year. Additionally, the net increase in investments for the nine months ended September 30, 2004 and 2003 was $17.2 million and $21.5 million, respectively.

The cash used to fund our acquisitions, including related transaction fees and contingent consideration, is summarized as follows:

	Nine months ended September 30
	2004	2003
	(Dollars in millions)
NAIT	$(1.5)	$(5.7)
Scanvan	(1.4)	(23.2)
RDI	(1.8)	—
Rettenmayer	(5.3)	—
D.J. Knight	(1.8)	—
Other	(0.7)	(0.5)
	$(12.5)	$(29.4)

Cash flows from financing activities.

Net cash flows from financing activities provided $66.7 million of funding for the nine months ended September 30, 2004, an increase of 4.3 million from the $62.4 million of funding for the nine months ended September 30, 2003. Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. We also received $35.0 million in the second quarter of 2004 when Exel plc exercised its warrants to purchase shares of our common stock.

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

We reconcile free cash flow to net cash flow provided by operating activities as follows:

	Nine months ended September 30
	2004	2003
	(Dollars in millions)
Cash flow provided by operating activities	$28.5	$64.3
Mortgages held for resale	(25.8)	(23.5)
Relocation properties held for resale—Europe	8.1	(23.4)
Net cash flow provided by operating activities	10.8	17.4
Change in mortgage warehouse facilities	26.1	21.3
Change in relocation financing facilities	(8.6)	21.3
Capital expenditures	(22.4)	(17.4)
Proceeds from sale of property and equipment and other investing activities	11.1	2.5
Free cash flow	$17.0	$45.1

In the nine months ended September 30, 2004 free cash flow was a $17.0 million source compared to a $45.1 million source in the nine months ended September 30, 2003, a decrease of $28.1 million. The change in free cash flow was driven in part by a $6.6 million reduction in our operating cash flows (see previous discussion in Cash Flows from Operating Activities). The mortgage warehouse facilities were a $4.8 million higher source this year and offset a similar increased use within operating cash flow for the movement in the related mortgage held for sale assets. In addition, the free cash flow impact of the relocation financing facilities declined $29.9 million and were offset by a similar $31.5 million increase in European properties held for resale. Capital expenditures were up $5.0 million, as we replace equipment and add capacity, and there was an $8.6 million increase in proceeds on the sale of property and equipment and other investing activities year over year.

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

The seasonal nature of the moving business results in increased short-term working capital requirements in the summer months. This has resulted in an increase in receivables which are typically collected, and revolving credit borrowings which are typically repaid, by late fall.

We will incur certain costs associated with exit or disposal activities with respect to the Disposal Plan that will result in future cash payments. Estimates of these costs are subject to change depending on which employees will be offered employment by the respective buyers, because contract negotiations with suppliers and business associates are still in process or have not been initiated, and due to the uncertainty as to the level of warehouse space or number of trailers required by the respective buyers. In connection with the disposals, we expect to record or incur the following costs:

•       We estimate approximately $32.0 million of lease impairment or exit costs will be incurred related to logistics warehouses and trailers under lease. During the three and nine months ended September 30, 2004, we recognized $3.8 million of facility lease exit costs and made payments of $0.3 million.

•  We estimate approximately $11.0 million of IT and other contract termination costs will be incurred. During the three and nine months ended September 30, 2004, we have recognized no contract termination costs and have made no payments.

•       We estimate approximately $10.0 million of severance and other employee benefits will be incurred related to workforce reductions. During the three and nine months ended September 30, 2004, we recognized $3.6 million of severance costs and other employee benefits and made payments of $0.3 million.

On November 9, 2004, we announced the execution of a definitive agreement to acquire the employee relocation management and consulting firm Executive Relocation Corporation (ERC). We will acquire all of the outstanding shares of common stock of ERC for $100.0 million and anticipate closing prior to December 31, 2004. We intend to fund the transaction through a combination of internally generated funds and bank debt. The agreement also requires us to repay the outstanding balance of ERC’s receivable financing facility, which at September 30, 2004, had a balance of approximately $146.0 million. In order to repay this facility, we expect to enter into a similar receivable financing arrangement.

For a discussion of the details of our short-term and long-term liquidity needs, contractual obligations and debt service requirements, please refer to the section in our 2003 Annual Report on Form 10-K, under the heading ‘Liquidity and Capital Resources’ contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, please see Note 16, Home Equity Advance Receivables Securitization, to our financial statements included in this report, and the discussion below under “Off Balance Sheet Arrangements,” which describe the arrangement we entered into on June 30, 2004, with respect to home equity advance loans to our relocation services customers.

Related Party Transactions

We are a party to a consulting agreement with Clayton, Dubilier & Rice, Inc., a private investment firm that is organized as a Delaware corporation, which is an affiliate of our largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership that held approximately 20.9% of our common stock as of September 30, 2004, and Clayton, Dubilier & Rice Fund VI Limited Partnership (Fund VI), a Cayman Islands exempted limited partnership that held approximately 9.7% of our common stock as of September 30, 2004. Under the consulting agreement, Clayton, Dubilier & Rice, Inc. receives a management fee for financial advisory and management consulting services. For the three and nine months ended September 30, 2004, these fees were $0.3 million and $0.8 million, respectively, and were recorded as a component of General and Administrative Expense.

North American Van Lines has guaranteed loans made by a third-party lender to various members of our management, including one of our executive officers, in connection with their investment in SIRVA. North American Van Lines would become liable in the event that a member of management would fail to repay the principal and interest when due. The loans were made prior to passage of the Sarbanes-Oxley

Act. Subsequent to its passage, we adopted a policy prohibiting us or any of our subsidiaries from making loans to or guaranteeing loans of directors and executive officers. All of these loans were repaid by October 11, 2004.

On July 1, 2002, we entered into a ten-year purchase commitment with Covansys Corporation to provide selected outsourcing services for our domestic application software development. Covansys Corporation is a related party, as 16.4% of its outstanding common stock is beneficially owned by Fund VI. We paid $2.3 million and $6.8 million under this arrangement for the three and nine months ended September 30, 2004, which were recorded as a component of General and Administrative Expense.

We sold our High Value Products Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of our agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group will continue to represent and support our household goods moving services business. In addition, we will provide certain transition services such as IT systems support to Specialized Transportation Agent Group for a period of one year following the close of the sale transaction, for which we will be reimbursed.

Inflation

We believe that inflation, currently, does not have a material effect on the results of our operations.

Retirement Plans

For a discussion of the details of our Retirement Plans, please refer to the section in our 2003 Annual Report on Form 10-K, under the heading ‘Retirement Plans’ contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also see Note 13, Benefit Plans—Components of net periodic cost for the discussion of our adoption of accounting treatment related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.

We are not required to make contributions in 2004, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets. We may make voluntary contributions ranging from $1.0 million to $5.0 million.

Off Balance Sheet Arrangements

On June 30, 2004, we entered into an off balance sheet arrangement to sell certain receivables to an unaffiliated third party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The transaction, which qualifies as a sale under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” resulted in cash proceeds of $108.3 million year to date, which approximates the fair value of the receivables sold. The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, we adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments that are not required until the year ended December 31, 2004.

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). The Company adopted the provision of FSP 106-2 in the third quarter 2004. The effects are explained in Note 13, Benefit Plans—Components of Net Periodic Cost.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 was delayed by Financial Accounting Standards Board Staff Position EITF Issue No. 03-1-1, however, the disclosure requirements of EITF 03-1, which the Company adopted as of December 31, 2003, have not been deferred.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.

We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $4.4 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.5 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $2.9 million in the next year.

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

We had four open interest rate swap agreements as of September 30, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment, therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive income. The following is a recap of each agreement.

Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR	1-Month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the nine months ended September 30, 2004 and 2003, we recognized currency gains of $0.1 million and losses of a negligible amount, respectively, for transactional related items.

From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts which are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the euro. The contract amounts of foreign currency forwards at September 30, 2004 was $34.8 million. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of September 30, 2004 would result in a hypothetical loss of approximately $2.4 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the nine months ended September 30, 2004 and 2003, we recognized gains of $0.1 million and losses of $1.4 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the nine months ended September 30, 2004 and 2003, we recognized a loss of $0.6 million and a gain of $0.2 million, respectively. The insurance investment portfolio also included marketable debt and equity securities which are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are included in other comprehensive income.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, and, based on their evaluation, the chief executive officer and chief financial officer have concluded that, as of September 30, 2004, these controls and procedures are effective to ensure that (1) information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of our year-end of December 31, 2004. This effort includes a detailed plan to document, evaluate the design, and test the effectiveness of our internal controls. Our review process has identified certain internal control items that we have improved or continue to improve. These items include information technology system controls, further formalization of policies and procedures, improved segregation of duties, and enhanced monitoring controls. While we do not currently expect to have any material weaknesses in our internal controls as of December 31, 2004, we cannot provide assurance that a failure by us to complete, test, and confirm these changes and improvements by that date will not result in a material weakness in our internal controls, nor can we provide assurance that we will not identify any other items that could result in a material weakness.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In August, 2004, our Australian moving subsidiary, SIRVA Australia Pty. Ltd., received notice from the Australian Competition & Consumer Commission stating that the Commission is aware of allegations that SIRVA Australia and some of its present and former employees may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were let by and on behalf of certain Australian government agencies. The Commission’s notice identified 12 other companies that received notices in connection with the investigation. SIRVA Australia has produced and is producing records in response to this notice.

The relevant operations represented approximately 0.07% and 0.04% of our consolidated operating revenue in the aggregate for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.

No legal proceedings have been commenced. However, if the investigation does result in legal proceedings, this could expose SIRVA Australia to pecuniary penalties and other civil remedies. We are cooperating with the investigation, which we expect will take several months or even years to complete. Management believes that, based on information currently available to it, the outcome of the investigation will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of September 9, 2004, by and between Specialized Transportation Agent Group, Inc. and North American Van Lines, Inc.
10.1	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of August 1, 2004.
10.2	Stock Purchase Agreement, dated as of November 9, 2004, by and among North American International Holding Corporation, SIRVA Worldwide, Inc., and Standard Federal Bank, N.A.

10.3	Letter, dated May 18, 2004 and effective July 10, 2004, from SIRVA, Inc. to Michelle Guswiler, with respect to offer of employment.
10.4	Letter, dated July 28, 2004 and effective October 1, 2004, from SIRVA, Inc. to Allen Chan, with respect to offer of employment.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On July 16, 2004, we filed a Current Report on Form 8-K to report that Michelle M. Guswiler joined SIRVA as Senior Vice President, Corporate Initiatives Group.

On August 5, 2004, a Current Report on Form 8-K was furnished (not filed) under Items 9 and 12 of Form 8-K to report our operating results for the second quarter of 2004.

On August 20, 2004, we filed a Current Report on Form 8-K to report that Dame Pauline Neville-Jones, Frederic F. Brace and Axel Rückert were elected to our Board of Directors.

On September 14, 2004, a Current Report on Form 8-K was furnished (not filed) under Item 7.01 of Form 8K to report our press release announcing the sale of our North American high-value products and homeExpress businesses, part of our North American Specialized Transportation unit, and to provide guidance on our 2004 and 2005 results.

On September 15, 2004, we filed a Current Report on Form 8-K to report that we expect to incur certain exit or disposal costs and material impairment charges in connection with the sale of our North American high-value products and homeExpress businesses.

On September 21, 2004, we filed a Current Report on Form 8-K to report the resignation of Edward H. Orzetti from our Board of Directors.

On September 23, 2004, we filed a Current Report on Form 8-K to report that David J. Nicol had resigned as President, Relocation Solutions Europe and Asia Pacific and that K. Allen Chan joined SIRVA as President, Relocation Solutions—Asia Pacific.

On November 4, 2004, we filed a Current Report on Form 8-K to report the completion of the disposition of our North American High Value Products and homeExpress business, costs associated with exit or disposal activities, material impairments and provide the associated financial statements.

On November 10, 2004, a Current Report on Form 8-K was furnished (not filed) under Items 2.02 and 7.01 of Form 8-K to report our operating results for the third quarter of 2004.

On November 12, 2004, we filed a Current Report on Form 8-K to report the signing of a definitive agreement to acquire Executive Relocation Corporation.

On November 12, 2004, we filed a Current Report on Form 8-K to announce the appointment of Kevin Pickford as President, European Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

SIRVA, INC.
/s/ JOAN E. RYAN
JOAN E. RYAN
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
/s/ DENNIS M. THOMPSON
DENNIS M. THOMPSON
Vice President, Corporate Controller
(Principal Accounting Officer)