Form 10-K
period 2004-12-31
SIRVA INC
filed 2005-11-22
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31902

SIRVA, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2070058
(State of incorporation)	(I.R.S. Employer Identification No.)
700 Oakmont Lane
Westmont, Illinois	60559
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(630) 570-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2005, was $416,771,931. Registrant does not have any nonvoting equity securities.

As of October 31, 2005, 73,935,717 shares of the Registrant’s common stock were outstanding.

When we refer to “SIRVA”, “our company”, “the Company”, “our”, “we” or “us”, we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

ITEM 1.                BUSINESS

General

Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.sirva.com and can be found by clicking on “Investors” or “For Investors” and then “SEC Filings.” Our SEC filings are available as soon as reasonably practicable after we electronically submit this material to the SEC. Last year, we filed our annual Chief Executive Officer certification, dated June 1, 2004, with the New York Stock Exchange. Attached as exhibits to this Form 10-K, you will find certifications of our Chief Executive Officer and Chief Financial Officer as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Global Relocation Solutions

We are a world leader in the global relocation industry, providing our relocation solutions (relocation services and moving services) to a well-established and diverse customer base, including more than 10,000 corporate clients and governmental agencies, as well as thousands of individual consumers around the world. Our goal is to deliver comprehensive, customizable relocation solutions that improve transferees’ relocation experience, streamline administration, reduce risk exposure and lower relocation costs. The services that we provide include counseling to the transferee, referrals to real estate brokers and agents for assisting the transferees with the sale and purchase of their home, mortgage originations, expense management, movement of household goods, global program management and the provision of destination “settling in” services. We market and deliver these services globally under the SIRVA® Relocation brand and under a variety of household goods moving brands worldwide.

We deliver our relocation services through our operating centers located in the United States (ten centers), the United Kingdom (three centers), continental Europe (six centers), Australia, (two centers), New Zealand (one center) and Asia (five centers). In each of these locations, our customer service and account management teams interact with our corporate clients and their transferring employees on a regular basis to meet their global relocation needs. Most corporate relocations originate from the United States and the United Kingdom.

We are also a world leader in handling the movement of household goods. We operate in more than 40 countries under well-recognized brand names, including Allied®, northAmerican®, and Global® in North America; Pickfords, Hoults and Allied Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Allied Arthur Pierre in Belgium, Luxembourg, Holland and France; Rettenmayer in Germany and Allied Pickfords in the Asia Pacific region. Our moving services for corporate, military/government and consumer clients are provided through our worldwide proprietary agent network. In North America, we provide moving services through our branded network of 735 agents who own the trucks and trailers used in moves and are responsible for the packing, hauling, storage and distribution of household goods. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. Outside of North America, we provide moving services through a network of company-operated, agent-owned and franchised locations in Europe and the Asia Pacific region.

We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. Our relocation and moving services are provided by a team of more than 6,000 employees around the world.

Historical Development

We were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership (“Fund V”) and our largest stockholder, to acquire North American Van Lines, Inc. in March 1998. North American Van Lines, originally organized in 1933, is one of the leading providers of household goods moving services in North America. We then acquired the Allied Van Lines, Inc. (“Allied”) and the Pickfords and Allied Pickfords businesses from Exel Investments Limited (formerly NFC plc) in November 1999. Allied is a leading provider of household goods moving services in North America, and the Pickfords and Allied Pickfords brands operate in Europe and the Asia Pacific region. The combination of North American Van Lines, Allied Van Lines, Pickfords and Allied Pickfords created one of the largest household goods moving companies globally. As we expanded our moving services footprint, we identified a significant opportunity to leverage our services to become a leading provider of comprehensive relocation solutions for our corporate moving customers. To take advantage of this opportunity, in 2002, we received additional capital from Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership (“Fund VI”), to acquire the relocation services businesses of Cooperative Resource Services, Ltd (“CRS”). We acquired Rowan Simmons Relocation Ltd later in 2002, which in combination with CRS, established the basis for the Global Relocation Services segment.

We have continued to pursue strategic acquisitions since that time in order to strengthen our core operations. Through December 31, 2004, we have completed twelve acquisitions each with a purchase price exceeding $1.0 million. The latest acquisition of Executive Relocation Corporation was completed in December 2004. This acquisition significantly enhances our scale and overall market share. For a more detailed discussion on our acquisitions, please see Note 3, in the accompanying consolidated financial statements contained in Item 8 below. The table below reflects our acquisition history for the years ended December 31, 2004, 2003 and 2002.

Revenue from continuing operations	Type of Business— Region(3)	Acquisition Date	2004	Restated(1) 2003	Restated(1) 2002
North American Van Lines, Allied Van Lines, Pickfords and Allied Pickfords	MS—NA, EU, AP	March 1998 and November 1999	$1,710.5	$1,578.4	$1,507.8
Core Moving Services Business
Percentage change from prior year			8.4%	4.7%	(11.5)%
Cooperative Resource Services (CRS)	RS—US	May 2002	1,448.1	986.6	454.5
Rowan Simmons(2)	RS—EU	July 2002	7.0	6.6	2.7
Core Relocation Services Business			1,455.1	993.2	457.2
Insurance Services	NS—US	November 1999	119.7	95.9	74.8
Fleet and Driver Services	NS—US	March 1998	52.9	52.0	43.5
Core Network Services Business			172.6	147.9	118,3
National Association of Independent Truckers (NAIT)	NS—US	April 2002	24.2	21.6	9.3
Maison Huet	MS—EU	June 2002	9.2	8.5	4.8
Scanvan (Kungsholms, Adams, MajorTrans)	MS—EU	June 2003	57.6	37.0	—
PRS Europe NV	RS—EU	December 2003	4.1	—	—
Move-Pak	NS—US	December 2003	14.0	—	—
Relocation Dynamics, Inc. (RDI)	RS—US	March 2004	3.5	—	—
Rettenmayer(2)	MS—EU	April 2004	16.5	—	—
D.J. Knight & Co., Ltd. (DJK)	RS—US	September 2004	2.0	—	—
Executive Relocation Corporation (ERC)	RS—US	December 2004	1.0	—	—
Total SIRVA			$3,470.3	$2,786.6	$2,097.4

(1)           SIRVA’s financial statements contained within this report have been restated to reflect the correction of errors in previously issued financial statements. For a full explanation of the restatement, together with the circumstances and processes surrounding the restatement, please refer to Item 7, Management’s Discussion and Analysis of Financial Results, Note 2 in the consolidated financial statements contained in Item 8 and in Management’s Assessment of Internal Controls located in Item 9A of this annual report on Form 10-K.

(2)           The Rowan Group PLC and SIRVA Conveyancing Limited (formerly Simmons Conveyancing Limited) are referred to collectively throughout this report as Rowan Simmons. Rettenmayer Internationale Umzugslogistik GmbH is referred to as Rettenmayer throughout this report. The primary operations of Rettenmayer were purchased in April 2004. In addition, in August 2004, we completed the purchase of the Rettenmayer operation with the acquisition of Eduard Löhle Sen. GmbH Internationaler Möbeltransport.

(3)           Regional specifications include: NA denoting North America, EU denoting Europe, US denoting United States, and AP denoting Asia Pacific. Business specifications include: MS denoting Moving Services, RS denoting Relocation Services and NS denoting Network Services.

Capital Structure

We began the initial public offering (“the Offering”) of shares of our common stock on November 25, 2003. In connection with the Offering, we refinanced our senior credit facility with a new senior credit facility, which permits us and certain of our foreign subsidiaries to borrow funds.

In connection with the Offering, we offered to repurchase all of the 13 3/8% senior subordinated notes due in 2009 issued by North American Van Lines, Inc. A portion of the net proceeds from the Offering and borrowings under the new senior credit facility were used to finance the note repurchase. In connection with the tender offer, we received the requisite consents to amend the indenture governing such notes to eliminate substantially all of the restrictive covenants and certain other provisions. Approximately 93% of the notes were tendered in connection with the repurchase offer. In 2004, we redeemed the remaining $11.0 million of 13 3/8% senior subordinated notes.

In June 2004, we completed a secondary public offering that consisted of shares held by our three largest stockholders, reducing their ownership from approximately 68% to 37%. We did not receive any proceeds from this offering. In conjunction with the offering, one of the selling stockholders fully exercised its warrants. These were our only outstanding warrants and resulted in proceeds to us of $35.0 million and the issuance of an additional 2,773,116 common shares.

Business Segments

In determining reportable segments, we periodically review several qualitative and quantitative factors associated with our operating segments. These factors include management reporting, organizational structure, operating revenues, income from continuing operations, assets, customers, services, operating margins and other economic characteristics. Reflecting the increasing importance that the Relocation business plays in our overall financial performance, we began in the fourth quarter of 2004 to report our results in the following five reportable segments: Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, Network Services and Corporate.

Global Relocation Services

We offer our corporate customers complete outsourcing of the administration of their employee relocation programs. These services include home sale and home purchase assistance, global program consultation and management, expense tracking, compliance reporting, tax reporting and payroll interface services. We have the ability to aggregate data across all of the corporation’s relocation activities, providing clients a valuable overview of their relocation program expenses and suggest ways to cut costs and improve services.

Our goal is to meet the needs of transferees with a full suite of customer-focused, innovative service offerings. These services include:

Home Sale.   On behalf of our corporate customers, we appraise the value and arrange for the sale of a transferring employee’s home. In most cases, we provide an advance on the equity in the home enabling the employee to purchase a new home before the existing home is sold. In addition, under some programs, if an employee’s home is not sold within a specified time frame, we purchase the home based on an objective appraised value and continue to market the property until it is sold. We provide these services under two different product offerings. Under a traditional model, we provide all services on a cost plus basis, and any loss on the home sale and all holding costs incurred while the house is “in inventory” are borne by the corporate customer. Under a “fixed fee” model, we provide all of these services to our U.S. corporate customers for a fixed fee, set as a percentage of the transferee’s home value.

In the fixed fee offering, we take responsibility for all costs in the home sale process and agree to purchase the home if it is not sold within the pre-determined, contractual time frame agreed upon with the corporate customer or if a third-party sale falls through. When we take a home into inventory, which, in our experience, occurs approximately 11% of the time, we are responsible for all carrying costs and any loss on resale of the home. When we purchase the transferee’s home, we either continue to service the transferee’s mortgage until the home is sold or, in the case of government service agencies and some corporate clients, we immediately pay off the mortgage. We have a comprehensive and sophisticated process for minimizing our risk and cost of providing the fixed fee offering and have experienced acceptable home sale losses on individual properties over the history of the program. We believe this model better aligns our interests with those of our customer, as it is in our mutual interests to avoid holding houses in inventory for long periods of time and incurring losses on resale. Our fixed fee product has grown at a significant rate, and for the year ended December 31, 2004 represented approximately 54% of our corporate relocations. We expect this percentage to decline in the future due to the late December 2004 acquisition of Executive Relocation Corporation, which did not offer a fixed fee product at the time of acquisition.

Under both programs, we utilize our network of independent real estate brokers to assist with the transferee home sale and in the United States receive a referral fee from the broker.

Home Purchase.   Our home finding service provides transferees with the tools to empower them throughout the home purchasing process. At each stage of the process, we provide appropriate information, guidance and materials to make the transferee an informed buyer. As with the home sale process, we utilize our network of independent real estate brokers to assist corporate transferees in locating a new home at the destination location. In the United States, we provide this service at no cost to our customer, but receive a referral fee from the real estate broker for any home purchase. In Europe, we perform this service for an agreed upon set fee. We actively monitor and rate our real estate brokers to ensure cost-effective, high-quality service.

Mortgage Origination.   SIRVA Mortgage, Inc. (“SIRVA Mortgage”) focuses on the mortgage needs of the transferring employee. Our mortgage services complement our home finding services and simplify the overall relocation process for the transferee while reducing total relocation costs for our corporate client. We simplify relocation lending by providing free consultation, quick pre-approval, minimal paperwork, relocation-specific loan programs, direct bill arrangements and one-stop shopping through our multi-lender network. SIRVA Mortgage’s multi-lender approach allows us to research rates and loan options offered by national lenders and help the consumer make an informed decision. We provide mortgage services to our customers’ transferees, underwriting the mortgage for a transferee’s home purchase. Before a mortgage is underwritten, we obtain the agreement of one of various third-party financial institutions to purchase the mortgage from us. There typically is a processing lag of 20 to 30 days from the time we write the mortgages to the time we complete the sale. During this time, the mortgages are carried as current assets and are financed through our mortgage warehouse facility. For the years ended December 31, 2004 and 2003, we originated $1,035.1 million and $836.6 million of mortgages, respectively.

Destination Services.   We assist corporations in making relocations more successful by providing a range of services that reduces the inconvenience to transferees (and their families) and facilitates their integration into the new location. These services include city orientation, school selection, visa and immigration management, language and cultural training and other services. We provide these services through a combination of third-party contractors and SIRVA employees, depending, in part, upon the custom for such services in the local market. In cases where we utilize third parties for these services, we typically receive a referral fee from the local service provider.

Global Services.   We have Global Service Centers in 12 countries, with a network of certified business suppliers in over 150 countries, enabling us to provide global solutions to local issues. Through these global offices, we offer a full suite of specialized global relocation services to corporate clients and assignees, including assignment management, process management, visa and immigration services, complete destination services and expense management.

Move Management.   We provide move management services to corporate transferees, coordinating the packing, storage and moving of a transferee’s household goods, as well as assistance with questions and claims. We provide these services through our own fulfillment network, described below under “Household Goods Moving Services,” or, at a corporate customer’s election, through a non-SIRVA moving company.

We provide all of these relocation services through operating centers located in and around major metropolitan areas throughout the world: ten in the United States (Cleveland, Ohio; Chicago, Illinois; Minneapolis, Minnesota; St. Louis, Missouri; Denver, Colorado; Bridgewater, New Jersey; Bethel, Connecticut; Shelton, Connecticut; New York, New York; Detroit, Michigan), three in the United Kingdom (Swindon, Leyland and Aberdeen), six in continental Europe (Brussels, Paris, Munich, Antwerp, The Hague and Geneva), two in Australia (Melbourne and Sydney), one in New Zealand (Auckland) and five in Asia (Hong Kong, Shanghai, Beijing, Singapore and Kuala Lumpur). We have a staff of over 650 key relocation specialists dedicated to serving the needs of our clients and transferees. Speaking more than 25 languages and representing many nationalities, this staff coordinates our extended network of service providers, including moving services companies, real estate brokers, appraisers and destination service providers.

Corporate clients expect a streamlined communication process between their human resource managers, transferees and us. To meet these needs, account managers provide this single point of contact and accountability for our clients. For individual transferring employees, we provide the full range of relocation services through a lead relocation counselor who draws on other specialists as needed during the relocation process.

Moving Services North America

Through our Allied, northAmerican and Global branded networks, we provide interstate moving services, including household goods packing, storage and transportation services throughout the United States and Canada and have a leadership position in the industry. Our Allied® and northAmerican® trademarks are considered two of the most widely recognized and respected brand names in moving services.

Household Goods Moving Services.   Our household goods moving services in North America are primarily provided through our network of 735 branded agents. Agents are independently-owned local moving companies that provide customers with the local packing, warehousing and the majority of the hauling required to support household moves. Our network of agents and their drivers owns most of the equipment used in our moving operations. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. We hold U.S. licensing authority for all interstate moves and have entered into contracts with local agents with respect to their interstate moves and recognize revenues accordingly. In contrast, our agents generally conduct intrastate moves under their own licenses using our brands, except in certain states such as Texas and California where we hold intrastate licenses. Therefore, we are not a party to most intrastate transactions and do not recognize operating revenues and associated costs in connection with such transactions.

Agent Network.   We have developed long-term relationships with our branded agent network, which on an individual basis have often extended to a multi-generation affiliation with us. Our relationship with the agent network is governed by an agency contract that defines the terms and conditions of the agents’ exclusive representation of us in all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, which typically extend from 3 to 15 years in duration, with selected agents. Our long-term contracts provide security to both parties and ensure us long-term representation and operating revenues in key markets. We have long-term contracts in place with agents who represent approximately 81% of the 2004 operating revenues for our Moving Services North America business. Our Allied agents have been included within this classification of agents with long-term contracts. In May 2005, a new three-year contract was signed by more than 94% of our Allied agents representing 96% of the transportation revenue. As a result of these arrangements, we have historically experienced relatively low agent turnover. No single agent accounted for more than 4% of our operating revenues for our Moving Services North America business in 2004.

Owner Operators.   Owner operators are independent contractors who work with our agent network and us, and provide household goods and specialty transportation fulfillment services. In most circumstances, they own the trucks and coordinate obtaining the labor needed to service customer moves. Across our network in North America at December 31, 2004, there were approximately 2,150 owner operators contracted almost exclusively by agents in household goods moving and approximately 300 owner operators contracted by us primarily in our specialty transportation business units. Those business units include Special Products, Blanketwrap and Flatbed which provide for the transportation of non-household goods freight.

Moving Services Europe and Asia Pacific

Through our multiple brands in Europe and the Asia Pacific region, we provide international household goods packing, storage and moving services. The combination of these operations, together with our North American moving services operations, provides us with a leadership position in the moving services industry around the world.

In Europe and Asia Pacific, we provide household goods moving services, office and industrial moving, records management and storage through a combination of our company-operated locations, our proprietary agent network and our network of affiliated preferred providers. We operate a majority of the fulfillment assets in Europe and the Asia Pacific regions. During 2004, we disposed of a number of U.K. owned properties, thereby shifting towards a less capital intensive business model. We have continued this shift as we implement the use of more service providers who maintain their own equipment.

Customers—Global Relocation Services, Moving Services North America and Moving Services Europe and Asia Pacific

We serve a diverse range of customers around the world, including corporations of all sizes, military and government agencies and individual consumers. This diverse client base helps to lower our exposure to downturns or volatility in any one industry or region.

Corporate Customers.   Our corporate customers range from small businesses to large multinational companies. Many of our contracts with corporate customers are terminable by the customer on short notice, and generally do not specify a minimum transaction volume. Our customers cut across a variety of industries, including consumer packaged goods, automotive, manufacturing, business and financial services, retail, technology and pharmaceuticals. They are based throughout the United States, Canada, Europe and Asia Pacific. No single corporate customer accounted for more than 6% of our 2004 revenues.

Military/Government Agencies.   We provide household goods moving services to State and Federal government agencies in the United States, including the U.S. Department of Agriculture, the Drug Enforcement Administration and the Federal Bureau of Investigation, all branches of the U.S. military and government agencies of other countries around the world. These military and government agencies have traditionally represented a stable source of demand for our services and are less subject to economic cycles than our corporate customers. We also provide relocation services to certain U.S. government agencies.

Consumer Market.   We provide domestic and international household goods moving services to consumers around the world. The individual household market has traditionally been stable in terms of both volume and price. Selection of a moving company is generally driven by brand, quality, price and capacity. We also offer consumers a range of relocation services via employee programs through corporate customers and member programs through associations and member service organizations. These services currently include home buying and selling assistance, mortgage financing and moving services. We have a centralized consumer contact center in the United States, which we believe is unique in the moving industry, that facilitates direct consumer inquiries from a broad range of internet and third-party-based marketing activities. The contact center provides immediate customer response, service qualification, and real time connection to a preferred local agent. The contact center also delivers qualified leads to the agent network, and as such, has quickly grown to represent over 15% of our U.S. consumer moving volume.

Sales and Marketing—Global Relocation Services, Moving Services North America and Moving Services Europe and Asia Pacific

We believe we have the largest sales and marketing group in the relocation industry with a corporate sales and marketing team of approximately 125 members and a network of over 1,700 agent sales personnel serving the corporate and consumer channels. We address the consumer market through multiple channels, including a customer contact center, printed telephone directories and various internet-based efforts. In addition, we have a dedicated sales team for the military/government market.

While we strive to grow our business in each market, we believe our largest opportunity for continued growth is in the corporate market. Because of our long-standing moving services relationships with many of our corporate clients, we have a history of delivery that enables us to offer related relocation services to many of them. This combined offering of relocation and moving services can often reduce their costs, while maintaining or improving the quality of service, and simplifying their administrative effort.

In our corporate market, our sales and marketing groups work in conjunction with our service delivery personnel to pursue four broad objectives:

•       Attract new clients with our customizable relocation solutions that streamline administration, reduce risk exposure and reduce relocation costs;

•       Retain existing customers by delivering an increasing level of satisfaction;

•       Develop innovative new products and services; and

•       Continually strengthen and support our branded network of agents and their salespeople.

Competition—Global Relocation Services, Moving Services North America and Moving Services Europe and Asia Pacific

Global Relocation Services.   The relocation services business is highly competitive, and includes a number of major companies that provide a full suite of relocation services, including Cendant Mobility, Prudential Financial, Weichert Relocation, Primacy and GMAC. The remainder of the relocation business is highly fragmented, with a variety of companies, including real estate brokers, moving companies, accounting firms, mortgage firms, destination service providers and business process outsourcing firms, offering individual services.

We believe the basis for competing successfully in this market rests on a company’s ability to meet the needs of corporate customers, including high quality, low cost, low risk, simplified administration and effective knowledge management. The majority of our major competitors approach the market based on their strength in real estate. We approach the market based on our innovative service offerings and our global capabilities.

Moving Services North America.   The moving services business is highly competitive and fragmented within North America. A number of large moving companies provide national services. The remainder of the industry remains extremely fragmented with many small private companies that have strong positions in local markets. We compete primarily with national moving companies, including Unigroup (United and Mayflower), Atlas, Graebel and Bekins. In the Moving Services North America segment, we also face competition from other types of competitors. These competitors include independent movers, self-storage and self-haul service providers. Quality, customer service, price and capacity are key factors in the mover selection process.

Moving Services Europe and Asia Pacific.   Within Europe and the Asia Pacific region, the industry is also extremely fragmented among regional, national and local companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. Our chief competitors in the Europe and Asia Pacific regions include Crown Relocations, Santa Fe, Britannia, Team Relocations (formerly TransEuro and Amertrans), Sterling, Michael Gerson, White & Company and Interdean in corporate and consumer moving, Harrow Green, Edes and Business Moves in office moving, and Iron Mountain and Recall in records management.

Network Services

The Network Services segment offers a range of services to U.S. moving and storage agents, independent owner operators and small fleet operators to assist them in the daily operation of their businesses. Canadian-based entities are also customers when they operate in the United States. The customer base includes both those inside and outside the SIRVA network.

These services include a broad range of commercial property and casualty coverages, as well as truck maintenance and repair services, emergency breakdown assistance and group purchasing. Group purchasing opportunities include fuel and tire discounts, corrugated boxes, uniforms and other ancillary items used in our customers’ businesses. We developed these services using the knowledge of the needs of truck drivers, fleet owners, motor carriers and moving and storage agents that we have accumulated from managing our proprietary agent network, operating our own fleets and from our frequent interactions with independent owner operators.

Insurance Services

Through Transguard Insurance Company of America, Inc. (“TransGuard”), we offer U.S. insurance services, such as auto liability, occupational accident, physical damage, worker’s compensation and inland marine coverages to moving agents, small fleet owners, and owner-operators. Due to the historical relationship with our moving services companies, TransGuard has focused on insurance services that meet the needs of our U.S. fulfillment network. We have used the market knowledge acquired from serving our network to extend insurance offerings to non-affiliated agents, drivers and small fleet owners. The acquisition of the National Association of Independent Truckers (“NAIT”) in April 2002 opened up a new customer channel of independent owner operators. Our insurance products are distributed primarily through a network of third-party insurance brokers. In November 2004, we discontinued our small fleet program, as this business offered unacceptable returns on invested capital. For the year ended December 31, 2004, this unit represented $19.3 million, or 12.5%, of operating revenue for our Network Services segment. As discussed below in “Disposal Plan,” we entered into a definitive agreement on September 21, 2005 to sell our U.S. insurance operations.

NAIT

NAIT is an association of independent owner operators, fleet owners, couriers and limo drivers. In exchange for annual membership dues, NAIT offers access to a broad array of services, designed to improve the profitability and quality of life of the independent driver. These services include fuel and tire discounts, emergency breakdown assistance, calling cards and overnight delivery. TransGuard also offers NAIT members a range of insurance services. Since we acquired NAIT in April 2002, we have been successful in selling its services both to our network and to non-affiliated customers. Membership has grown from approximately 10,700 in April 2002, when we acquired NAIT, to approximately 32,000 at December 31, 2004. NAIT membership has declined slightly to approximately 30,000 during 2005 due in part to the ratings downgrade actions taken by A. M. Best.

Fleet Services and Group Purchasing

We use the scale of our fulfillment network to offer our own, as well as non-affiliated, agents and drivers discount purchase programs and emergency breakdown assistance through a nationwide network of independent repair centers to meet their needs when on the road. Historically, we have also offered tractor/trailer maintenance and repair services through Fleet Services Operations in two owned facilities in Fontana, California and Fort Wayne, Indiana. We sold the Fontana facility in the second quarter of 2004 and the Fort Wayne facilities in the first quarter of 2005 (see “Disposal Plan” below). In early 2005, we transferred the group purchasing and emergency breakdown assistance activities into the Moving Services North America business segment, leaving the Network Services business segment to consist of solely U.S. insurance related activities and NAIT.

Competition—Network Services

Our competition in the insurance industry is composed of large, general lines insurance companies, such as AIG and Firemans’ Fund, as well as smaller companies that focus on our moving and storage and transportation markets. The basis for competition in this industry is primarily price, product offerings and perceived quality of the insurance company, including A.M. Best rating. Fleet services is a highly fragmented industry with many service providers. Competition for fleet services is on the basis of service offering, price, geographic location and geographic scope. NAIT faces competition from other membership-based organizations, most notably the Owner Operator Independent Driver Association. Competition in this membership-based area is on the basis of breadth of service offering, price and ease of use for members.

Disposal Plan

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan (the “Disposal Plan”) involving our North American High Value Products and homeExpress business (“HVP” or “High Value Products Division”), as well as certain other logistics businesses, which include Specialized Transportation in Europe (“STEU”) and our Transportation Solutions (“TS”) segment in North America. In October 2004, we completed the sale of the High Value Products Division. In December 2004, we announced that a material definitive agreement had been executed to sell STEU, and, in July 2005, we announced that a material definitive agreement had been executed to sell TS as outlined in the disposal plan. The STEU transaction closed in February 2005, while the TS transaction closed in August 2005.

While not included in the initial disposal plan authorized by the Board of Directors, we have identified purchasers for our Fleet Service operations (Network Services segment), as well as our Blanketwrap and Flatbed truckload freight operations (Moving Services North America segment). In March 2005, we completed the sale of our Fleet Service operation, which had annual revenues of $14.8 million in 2004. In May and August 2005, we completed the sale of our Blanketwrap and Flatbed truckload operations, which had annual 2004 revenues of $29.5 million and $9.1 million, respectively. This completed our exit from the former North American Van Lines’ commercial freight/logistics businesses.

In March 2005, we announced our intention to review strategic options for our U.S. insurance related businesses. The review was intended to identify alternatives that would facilitate an improvement to the financial characteristics associated with our insurance industry ratings or to otherwise maximize the value of the business for us. The strategic review resulted in the signing of a definitive agreement on September 21, 2005 to sell our U.S. insurance operations to IAT Reinsurance Company Ltd.

On October 14, 2005, we entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell our Australian and New Zealand operations of Pickfords Records Management, part of our Moving Services Europe and Asia Pacific segment.

The completion of our 2004 Disposal Plan, combined with the 2005 transactions referenced above, completes a strategic restructuring that allows us to focus on our Relocation Redefined® business model.

Discontinued Operations

Each of the above referenced divested business units were identifiable components of our company, as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of our business. As a result of the Disposal Plan, the assets and liabilities of HVP, STEU and TS were classified as held for sale at September 30, 2004 and the results of these businesses have been reported in discontinued operations in our consolidated financial statements for all periods presented in which they were owned. As part of the classification of these businesses as discontinued operations, general corporate overhead expenses, that were previously allocated to these businesses but will remain after their disposal, have been reclassified to other segments in our consolidated financial statements for all periods presented.

As a result of the Board of Directors’ approval of the sale of Fleet Service, Blanketwrap and Flatbed operations, the assets and liabilities of those businesses will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations in our consolidated financial statements for all periods presented effective in March 2005.

As a result of the Board of Directors’ approval of the sale of our U.S. insurance related businesses, the assets and liabilities of these businesses will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations in our consolidated financial statements for all periods presented effective in September 2005.

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

We are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended. As such, we hold ocean freight forwarder licenses issued by the Federal Maritime Commission (“FMC”), and are subject to FMC bonding requirements applicable to ocean freight forwarders. We also conduct certain operations as a non-vessel-operating common carrier and are subject to the regulations relating to FMC tariff filing and bonding requirements, and under the Shipping Act of 1984, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

Our U.S. Customs brokerage activities are licensed by the U.S. Department of the Treasury and are regulated by the U.S. Bureau of Customs and Border Protection. We are also subject to similar regulations by the regulatory authorities of foreign jurisdictions in which we operate.

With respect to U.S. state and Canadian provincial licenses, the permitting and licensing structure largely parallels the U.S. federal licensing regulatory structure.

In Europe, including the United Kingdom, we hold operator licenses and international transport licenses in 11 of the countries in which we run trucks. Across Europe, we are required to comply with data protection legislation to insure the safe guarding of customers’ information. In the United Kingdom since January 2005, we are authorized and regulated under the Financial Services Authority in order to sell insurance-style products to our customers. In the United Kingdom, SIRVA Conveyancing Limited is licensed under the Administration of Justice Act 1985 to carry out the legal process for the transfer of real property. Operating licenses are not required in all European countries in which we operate. Operating licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence concerning their management of the business’s fleet of vehicles. In the United Kingdom and continental Europe, we hold licenses for bonded warehouses at certain major ports of entry in connection with our receipt of imported goods.

In the Asia Pacific region, we hold various commercial vehicle licenses. In Australia we hold licenses for international relocation for our customs, quarantine and air freight operation and to store dangerous goods in connection with our management and operation of gas refueling tanks. We are licensed under Australia’s Financial Services Reform Act so that we can comply with a 2004 requirement that applies to our sale of insurance-style products within our moving business. In New Zealand, we hold a goods service license to operate as a removalist, licenses for bonded warehouses at major ports of entry in connection with our receipt of imported goods, and government approvals in connection with our establishment as a customs bonded area and an approved facility for exams.

TransGuard and our other insurance subsidiaries such as The Baxendale Insurance Company Ltd., which is part of our Moving Services Europe and Asia Pacific segment, are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the transfer of assets, loans, or the payments of dividends from such insurance subsidiaries to their affiliates, including us. Such regulation could limit our ability to draw on these insurance subsidiaries’ assets to repay our indebtedness.

SIRVA Title Agency, Inc. is licensed in Ohio and provides support to the relocations managed within SIRVA Relocation. In addition, in order to receive referral fees, SIRVA Relocation is currently licensed, through individual employees, as a real estate broker in Ohio and other states. Each state has a varying degree of regulatory and annual reporting requirements. Various governmental (including the federal, state and local jurisdictions of the many countries in which we operate) laws, rules and regulations, including, but not limited to, those laws, rules and regulations concerning tax obligations, privacy of information, financial controls and real estate also have a significant impact on our Global Relocation Services segment.

SIRVA Mortgage is authorized to conduct first lien mortgage lending activity as a mortgage banker in all fifty states and the District of Columbia and second lien mortgage activity in 42 states and the District of Columbia. SIRVA Mortgage has obtained a mortgage lending license and is licensed in good standing (or has received an exemption from regulation) in all states where required. Second lien mortgage activity may be limited in some states due to the type of license SIRVA Mortgage holds. State mortgage licensing laws and regulation activities have a significant impact on our mortgage lending activities.

Furthermore, in the United States, North American Van Lines, Allied and Global have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations for financial condition.

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

Our international operations are conducted primarily through local branches owned or leased by various subsidiaries, as well as franchises in over 40 countries outside the United States and in a number of additional countries through agents and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments.

Environmental Matters

Our facilities and operations are subject to environmental laws and regulations in the various foreign, U.S., state and local jurisdictions in which we operate. These requirements govern, among other things, discharges of pollutants into the air, water and land, the management and disposal of solid and hazardous substances and wastes, and the cleanup of contamination. In some parts of Europe, we are subject to regulations governing the extent to which we recycle waste. Some of our operations require permits intended to prevent or reduce air and water pollution and these may be reviewed, modified or revoked by the issuing authorities.

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

We have been, and in the future may be, responsible for investigating or remediating contamination at our facilities or at off-site locations to which we sent wastes for disposal. For example, because we own or lease or have in the past owned or leased facilities at which underground storage tanks are located and operated, we are subject to regulations governing the construction, operation and maintenance of underground storage tanks and for preventing or cleaning up releases from these tanks. We have incurred, and in the future may incur, costs related to our investigation and cleanup of releases of materials from underground storage tanks, though such costs are not expected to have a materially adverse effect on our financial position or results of operations. Contaminants have been detected at certain of our present or former sites principally in connection with historical operations. We could incur significant costs if we were required to investigate and remediate these sites.

We have also been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), or similar state statutes. Based on all known information, we estimate that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

Based on our assessment of facts and circumstances now known, management believes it is unlikely that any identified environmental matters, either individually or in aggregate, will have a materially adverse effect on our financial position, results of operations, or liquidity. As conditions may exist on our properties related to environmental problems that are latent or as yet unknown, however, there can be no assurance that we will not incur liabilities or costs, the amount and significance of which cannot be reliably estimated at this time.

Trademarks

We have registered the marks SIRVA®, northAmerican®, Allied®, Relocation Redefined®, Home Touch!®, and Worldtrac®. Other brand or product names used in this report are trademarks or registered trademarks of their respective companies.

We have been highly active in seeking protection for numerous marks and logos relating to the “SIRVA”, “northAmerican”, “Allied”, “Global”, “Pickfords” and several of our other brands. We have actively contested unauthorized use of the “northAmerican”, “Global” and “Allied” marks. We have largely been successful in protecting our marks, but in a few exceptional circumstances have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use and no confusion was likely to occur in the future.

Employees

At December 31, 2004, our workforce comprised approximately 7,580 employees. Of these employees, approximately 6,530 were engaged within continuing operations, while approximately 1,050 were employed within discontinued operations. Approximately 2,360 employees were covered by union agreements, while not all covered employees have elected membership within those unions. The employees covered by union agreements are located in the United Kingdom, Sweden, Norway, Denmark, Australia and New Zealand. We believe our relationships with our employees are good. We have not experienced any major work stoppages in the last ten years.

Business Risks

If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. The trading price of our common stock could decline. In addition, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” on page 82.

Material weaknesses in internal control over financial reporting resulted in a restatement of our financial statements, and the transitional changes to our control environment may be insufficient to effectively remediate these deficiencies.

Management has identified a number of material weaknesses in our internal control over financial reporting. As a result of these weaknesses, we have restated our audited consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003, as well as our unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and all quarters in 2003. Although we have begun to remediate these weaknesses by implementing changes to our control environment, the process is not yet complete. Consequently, there remains a risk that the transitional procedures on which we currently rely will fail to be sufficiently effective to assess the effectiveness of our internal controls. The ineffectiveness of these remedial measures, or a delay in their implementation, could affect the accuracy or timing of our future filings with the SEC or other regulatory authorities. See Item 9A, “Controls and Procedures” for a further discussion on these matters.

Because we have not filed our annual report for the year ended December 31, 2004, or any of our quarterly reports in 2005 on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the New York Stock Exchange.

We have not filed any of our periodic reports with the SEC on a timely basis since we last filed our quarterly report on Form 10-Q for the quarter ended September 30, 2004. As a result, we have had to obtain amendments to both our credit agreement and our receivables sale agreement to provide us with more time to make these filings. If we cannot meet these extended deadlines for filing our quarterly reports for 2005, we will have to seek further amendments and waivers. Although we have previously received such amendments and waivers, we cannot give assurance that we will be able to do so again.

Our continued failure to file our quarterly reports for 2005 on a timely basis also could jeopardize our relocation and moving service agreements with the U.S. military. Under the terms of these agreements, our failure to timely file such periodic reports provides the different departments of the U.S. military with the right to terminate such agreements. If the U.S. military were to terminate any of these agreements, our revenues would be materially and adversely impacted.

Furthermore, our continued failure to timely file our quarterly reports for 2005 exposes us to the risk that the New York Stock Exchange (the “NYSE”) may delist our common stock from trading. If our common stock were delisted from trading on the NYSE, investors would be adversely affected because our common stock would be less liquid.

In addition, we are delinquent in filing our financial statements, which are prepared on a statutory basis, with the insurance regulatory commissions of the various states in which we conduct our network services business. As a result, such state insurance commissions may impose penalties or suspend our authority to conduct our insurance business in their states. We already have received notices from certain states that indicated such penalties may be assessed. Two states, Ohio and Oregon, already have suspended our authority to renew existing policies or write new ones. We cannot give assurance that other states will not follow suit and suspend our authority to conduct our insurance business in their state.

The occurrence of any of these events, or other unanticipated events resulting from our failure to timely file our quarterly reports in 2005, could harm our overall business and financial results.

Our insurance operations expose us to some of the risks of the insurance industry.

As part of our Network Services segment, we have a wholly owned subsidiary TransGuard, which is an insurance company organized under the laws of Illinois. The potential for growth of our Network Services business may be offset by the risks of engaging in the insurance business. Investment returns are an important part of the overall profitability of our insurance business, and therefore fluctuations in the fixed income or equity markets could have a materially adverse effect on our results of operations. Our investment returns are also susceptible to changes in the general creditworthiness of the specific issuers of debt securities and equity securities held in our portfolio. Where the credit rating of an issuer falls so low that we are forced to dispose of our investment, we may realize a significant loss on our investment.

The reserves we maintain in our insurance business may prove to be inadequate to cover our actual losses sustained. Claim reserves do not represent an exact calculation of liability, but rather are estimates of the expected liability. To the extent that reserves are insufficient to cover actual losses, loss adjustment expenses or future policy benefits, we would have to add to our claim reserves and incur a charge to our current earnings.

TransGuard is a party to reinsurance agreements pursuant to which it cedes the liabilities under a portion of its issued insurance policies. These agreements may be terminated by the reinsurer upon notice or upon a change of control of our insurance subsidiary. If any of these reinsurance agreements are terminated, we cannot assure you that we can replace them on short notice or on favorable terms, in which case our exposure to claims under the underlying policies would be increased. Endurance Re, with whom we have a quota-share agreement on worker’s compensation for 80% of the first $1.0 million of exposure, recently cancelled the agreement and we agreed an effective cancellation date of September 23, 2005 due to our claims loss development and the recent downgrades by A.M. Best described below. Upon cancellation of the Endurance Re agreement, its coverage still applies to existing policies in-force and also any policies for which we are obligated to offer renewal due to our inability to comply with cancellation notification periods. For any new business or renewals that do not fit the condition previously described, we have entered into a reinsurance agreement with three participating carriers for losses of $0.75 million in excess of $0.25 million to limit our exposure for our workers compensation program.

On September 21, 2005, we announced a definitive agreement to sell the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group to IAT Reinsurance Company Ltd. (“IAT”). At that time, we also announced that an affiliate of IAT will provide a cut-through endorsement for all lines of business, including worker’s compensation (excluding the small fleet program) to provide TransGuard’s customers with “A-” rated paper through closing of the transaction. The Hanover 100 percent quota share arrangement, previously put in place, will be replaced with the cut-through endorsement arrangement. Both the signing of the definitive agreement and the cut-through are intended to mitigate the marketability risk caused by the A.M. Best downgrades. Customers may react unfavorably to these arrangements and opt to move their insurance coverage to another provider.

The divestiture, which is expected to close by the end of 2005, is subject to customary closing conditions and the receipt of various regulatory approvals, including state insurance commission approval and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. If approvals are not obtained, we may not be able to close the transaction, and customers may react unfavorably.

Our U.S. insurance subsidiary is subject to financial ratings by third-party firms. Changes in these ratings expose us to loss of customers.

The A.M. Best rating of TransGuard was downgraded in 2003 from A to A- with negative implications due, in large part, to our financial leverage prior to our initial public offering. In November 2004, the negative implications element of the rating was removed. In April 2005 and again in August 2005, A.M. Best downgraded TransGuard’s rating, which now stands at B with negative implications. Any downgrade could affect the marketability of the insurance policies underwritten by TransGuard, from which we derive the vast majority of the income for our Network Services segment, and thereby adversely affect our profitability.

After the April 2005 downgrade, to reduce the impact of the rating action on its customers, TransGuard entered into two new arrangements. As a solution for its customers doing business with the military, TransGuard entered into an agreement with Avalon Risk Management to place the military portion of its Moving and Storage line with Lincoln General Insurance Company, part of the Kingsway Financial Group. We entered into a contract with Hannover Reinsurance Ltd. (“Hannover”) and E & S Reinsurance Ltd. (“E & S”) as of June 1, 2005, reinsuring our net retention for all lines other than workers compensation and transportation services. Hannover, rated “A” by A.M. Best, assumes 100 percent of TransGuard’s business risk on a first-dollar basis for coverage provided to the members of NAIT and for the moving and storage (non-military) business. We received approval by the Illinois Department of Financial and Professional Regulation, Department of Insurance (“DOI”) on September 29, 2005 and we are in the process of commutation with Hannover for a final payment amount of $2.1 million. Customers may react unfavorably to these arrangements and opt to move their insurance coverage to another provider.

We are subject to litigation and governmental investigations as a result of our operations.

We are subject to litigation resulting from our operations, including litigation resulting from accidents involving our agents and drivers. These accidents have involved, and in the future may involve, serious injuries or the loss of lives. This litigation may result in liability to us or harm our reputation. While the impact of this litigation is typically immaterial to our operations and financial condition, there can be no assurance that its impact will not be material in the future.

In addition, we are being investigated by the Department of Justice Antitrust Division, European antitrust regulators, and the Australian Competition & Consumer Commission regarding potential antitrust violations in the United States, Europe and Australia, respectively. We have established a reserve for the Department of Justice and European antitrust investigations in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”) that we consider appropriate in the circumstances. We have not established a reserve for the Australian antitrust investigation because an unfavorable outcome for us is considered neither probable nor remote at this time and an estimate of probable loss or range of probable loss cannot currently be made. We believe that, based on information currently available, the outcome of the Department of Justice, European and Australian antitrust investigations will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that they will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Furthermore, we are the subject of a securities class action filed in November 2004 on behalf of all persons who acquired our common stock between November 25, 2003 and November 9, 2004, as well as a second lawsuit brought by an individual plaintiff against us and certain of our directors and officers. Each complaint alleges, among other things, that we made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. Each case is in the preliminary stages, the outcome of each is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to either lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in either case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

For a more detailed discussion of these and other legal proceedings, see Item 3, “Legal Proceedings” below.

Our ability to engage in certain businesses may be impaired by the regulatory investigations described above.

The regulatory investigations described above may reduce the willingness of counterparties to engage in business with us. Uncertainty concerning the ultimate outcome of these actions and proceedings may also make our products and services less attractive in the marketplace. In addition, as discussed in Item 3, “Legal Proceedings,” we are under a formal investigation by the SEC related to our January 31, 2005 earnings guidance.

Our success depends in part on our relatively new strategy of offering a global comprehensive relocation solution to customers.

Historically, the majority of our operating revenues and income from continuing operations was derived from our moving services businesses. A significant element of our growth model, however, is our relatively new strategy of offering a global comprehensive relocation solution to customers by combining our higher-margin relocation services with our proprietary moving services network.

We have had net losses in certain years and we may not be profitable in the future.

We had net losses of $68.2 million, $22.7 million and $21.9 million for the years ended December 31, 2004, 2001 and 2000, respectively. We cannot assure you that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

If we do not successfully compete within the highly competitive industries in which we operate, our operating revenues and profitability could be adversely affected.

The global relocation industry is highly competitive. Our main competitors are other corporate relocation service providers such as Prudential Financial and Cendant Mobility, who are also significant customers of our moving services business. The moving services industry is extremely fragmented. We compete primarily with national moving companies, including UniGroup (United and Mayflower), Atlas, Graebel and Bekins.

In the moving services segment, we also face competition from other types of competitors, including independent movers, self-storage and self-haul service providers. There are many small private participants that have strong positions in local markets.

The segment of the insurance services business in which we operate is also highly competitive. Our main competitors include AIG, Fireman’s Fund and smaller companies that focus on moving and storage and transportation markets.

Competition may force us to lower our prices thereby adversely affecting our operating revenues and profitability.

Competition in the relocation solutions and insurance industries and potential new entrants into these industries may force us to lower our prices, thereby affecting our operating revenues and profitability. If we do not successfully compete within these highly competitive industries, we will lose customers, in which case our operating revenues and profitability would be adversely affected. As we are subject to intense competition, we may not be able to achieve our growth objectives in a timely fashion, if at all.

Our business and financial condition could be adversely affected by future economic downturns and other external events.

We serve numerous industries and customers that experience significant fluctuation in demand based on economic conditions and other factors beyond our control. As our operating results are subject to customer demand, a downturn in the business of our corporate customers or a decrease in the frequency of household moves could materially adversely affect the performance of our business. In the past, our results of operations have been negatively impacted by economic downturns.

The volume of U.K. home sale transactions started to decline in the third quarter of 2004 and continues to be weak. This decline, together with difficult market conditions in the European international moving market may lead to our European operations suffering price pressures as the competition attempts to capture the remaining business volume. There can be no assurance that this period of reduced moving activity will not continue to exert price pressure on our European operations, resulting in lower revenues and profitability.

Similarly, terrorist attacks or other acts of violence or war may affect the financial markets, in general, or our business, financial condition and results of operation, in particular. We cannot assure you that there will not be future terrorist attacks affecting any of the markets we serve. Any such attacks or armed conflict may directly affect our physical facilities or those of our customers and vendors. In addition, these events could cause consumer confidence and spending to decrease or could result in increased volatility in the U.S. and world financial markets and economies.

We have substantial existing debt and may incur substantial additional debt in the future, and the agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

At December 31, 2004, we have total outstanding debt of $680.2 million and stockholders’ equity of $366.3 million. We may incur additional debt in the future, which would result in a greater portion of our cash flow from operations being dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes.

Our senior secured credit facility contains a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. In addition, under our senior secured credit facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements, as well as file timely financial statements with the SEC. Compliance with these covenants for subsequent periods may be difficult if current market and other economic conditions deteriorate.

In addition, our senior secured credit facility imposes deadlines for filing our annual and quarterly reports with the SEC. Unless we further amend the terms of our senior secured credit facility, our failure to timely file our quarterly reports on Form 10-Q for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 would result in an event of default under the credit facility. Although we have been able to amend our senior secured credit facility in the past to extend these filing deadlines, we can give no assurance that we will be able to do so in the future.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, as discussed above, because we have not filed our annual report for the year ended December 31, 2004, or any of our quarterly reports for 2005 with the SEC on a timely basis, we may not be able to file our annual report for the year ended December 31, 2005 on a timely basis. The breach of any of these covenants or restrictions could result in a default or cross default under our debt instruments and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of our senior secured lenders to make further extensions of credit under our senior secured credit facility could be terminated. If we were unable to repay our indebtedness to our senior secured lenders, these lenders could proceed against the collateral securing that indebtedness.

The recent downgrades in SIRVA’s and SIRVA Worldwide’s credit ratings will increase our borrowing costs.

In July and August 2005, the major ratings agencies downgraded our debt ratings. Moody’s Investors Services lowered the SIRVA Worldwide, Corporate Family (previously called Senior Implied) Rating to B2 from Ba3, with a negative outlook. Standard & Poor’s Ratings Services lowered its ratings on SIRVA and SIRVA Worldwide to B+ from BB, with all ratings on CreditWatch with negative implications. These ratings are current opinions of the ratings agencies, and may be changed, suspended or withdrawn at any time by the agencies. Because we rely on external sources of financing to fund our operations, the recent downgrades and any future downgrades in our debt ratings will increase our borrowing costs or potentially reduce our liquidity and therefore adversely affect our results of operations.

Our Global Relocation Services business exposes us to some of the risks of the real estate industry, including risks relating to the purchase, ownership and resale of transferred employees’ homes at a loss.

The growth of our relocation solutions business exposes us to the risks of engaging in the real estate business. As part of our global relocation solutions package, we offer corporate customers home purchase and sale services for their employees. If a transferee’s home cannot be sold within a given period of time, we may have to purchase the home for our own account and we may ultimately have to sell the home to a third-party at a loss. In addition, a decline in the volume or value of existing home sales due to adverse economic changes could increase the number of homes that we may have to purchase and we may have to sell those homes at our loss or carry these homes for longer periods of time, thereby adversely affecting our results of operations.

We may not be able to recruit and retain a sufficient number of agents, representatives or owner operators to carry out our growth plans.

Our Moving Services North America operations rely on the services of agents to market our services and to act as intermediaries with customers, and on agents and owner operators to provide a significant portion of our packing, warehousing and hauling services. Although we believe our relationships with our agents and owner operators are good, we have had some difficulty obtaining or retaining qualified owner operators in the past due to industry conditions.

Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 735 agents account for approximately 32% of our moving and storage business in

North America. If an agent were to terminate its relationship with us, we might not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

Owner operators are independent contractors who own their own trucks and provide hauling and other services. Fluctuations in the economy and fuel prices, as well as a lifestyle that requires drivers to often be away from home from four to eight weeks at a time, create challenges for new entrants to that business. Further, competition for long haul owner operators is strong among competing moving companies.

We cannot assure you that we will be successful in retaining our agents or owner operators or that agents or owner operators that terminate their contracts can be replaced by qualified personnel. A loss in the number of experienced drivers could lead to an increased frequency of accidents, potential claims exposure and result in increased insurance costs. Because agents have the primary relationship with customers, we expect that some customers would terminate their relationship should there be a separation between the agent and ourselves. In addition, a loss of agents could impair our ability to guarantee moving capacity to our relocation customers.

Actions taken by our agents may harm our brands or reputation, or result in legal actions against us.

We believe that our strong brand names, including Allied® and northAmerican®, are among our most valuable assets. Our proprietary network of agents in North America operate their businesses using our brand names and, in the case of most intrastate moves, without our involvement. Our agents are independent third parties with their own financial objectives, and actions taken by them, including breaches of their contractual obligations to us, could harm our brands or reputation, or result in legal actions against us. Any negative publicity associated with our agents may affect our reputation and thereby adversely impact our results of operations.

We are a holding company with no significant independent operations and therefore rely on our subsidiaries to make funds available to us.

We are a holding company with no significant independent operations and no significant assets other than the capital stock of our subsidiaries, including SIRVA Worldwide. Therefore, we are dependent upon the receipt of dividends or other distributions from our subsidiaries. SIRVA Worldwide’s senior secured credit facility contains restrictions on distributions from SIRVA Worldwide to us, other than for certain specified purposes. Our inability to receive funds from our operating subsidiaries could adversely affect our ability to meet our obligations and to make dividend payments and other distributions to holders of our common stock.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. In addition, an increase in liability, property or casualty insurance premiums could cause us to incur significant costs.

We use the services of a significant number of drivers in connection with our pick-up and delivery operations, and from time to time these drivers are involved in accidents, including accidents occurring in operations that do not involve us. Potential liability associated with accidents in the trucking industry may be severe and occurrences are unpredictable. We are also subject to substantial exposure due to workers’ compensation and cargo claims expense, whether or not injuries or damage occur in the context of a traffic accident.

We carry insurance to cover liability and workers’ compensation claims. We cannot assure you, however, that our insurance will be adequate to cover all of our liabilities. To the extent we were to experience a material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims, or in the unfavorable resolution of existing claims, we might be required to incur substantial costs to cover these claims. In addition, our results of operations would be adversely affected if our liability, workers’ compensation and casualty premiums were to increase substantially.

If we lost one or more of our government licenses or permits or became subject to more onerous government regulations, including the recent federal safety rules on truck driver work hours and the recent federal consumer protection regulations governing the moving industry, we could be adversely affected.

Our operations are subject to a number of complex and stringent transportation, environmental, labor, employment, insurance and other laws and regulations. These laws and regulations generally require us to maintain a wide variety of certificates, permits, licenses and other approvals. For example, in the United States, we maintain licenses and permits issued by the Surface Transportation Board, the Federal Motor Carrier Safety Administration and the Department of Transportation, as well as the Federal Maritime Commission and insurance and banking regulators.

In Europe, we hold operator licenses and international transport licenses issued by the relevant local authorities in 11 countries. Across Europe, we are required to comply with data protection legislation ensuring the safeguarding of customers’ information. In the United Kingdom, we are licensed by the Financial Services Authority to sell insurance to our customers. In the United Kingdom, we also are licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of property. In the Asia Pacific region, we hold various commercial vehicle licenses, as well as other licenses for international relocation. In certain European and Asia Pacific countries, we also hold licenses permitting us to sell insurance.

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

We cannot assure you that existing laws or regulations will not be revised or that new more restrictive laws or regulations will not be adopted or become applicable to us. For example, new federal safety rules on truck driver work hours became effective on January 4, 2004 and were reissued on October 1, 2005. These rules, among other things, increased the time that truck drivers must rest while off duty, and decreased the total time that truck drivers could be on duty. In addition, new federal consumer protection regulations that became effective on August 11, 2004, and a new federal statute enacted on August 20, 2005, deal with consumer moving transactions, and changed, among other things, the requirements relating to estimation and collection practices of movers. We cannot assure you that new, more restrictive laws or regulations, including these new rules and regulations, will not materially and adversely affect our productivity and efficiency. We also cannot assure you that we will be able to recover from our customers any or all increased costs of compliance or that our business and financial condition will not be materially and adversely affected by these or future changes in applicable laws and regulations.

Furthermore, in the United States, North American Van Lines, Allied and Global have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations or financial condition.

Any difficulties with our information systems or our information systems providers could delay or disrupt our ability to service our customers and impair our competitiveness.

Sophisticated information systems are vital to our growth and our ability to manage and monitor the flow of goods that we are transporting and to provide solutions services, which depend on technologically advanced systems. As these systems continue to rapidly evolve, we will need to continually enhance them. We may encounter difficulties in enhancing these systems or in integrating new technology into our systems in a timely and cost-effective manner. These difficulties could have a materially adverse effect on our ability to operate efficiently and to provide competitive customer service.

To compete effectively, we must anticipate and adapt to technological changes and offer, on a timely basis, competitively priced services that meet evolving industry standards and customer preferences. We may choose new technologies that later prove to be inadequate, or may be forced to implement new technologies at substantial cost to remain competitive. In addition, competitors may implement new technologies before we do, allowing them to provide lower priced or enhanced services and superior quality compared to those we provide. This development could have a materially adverse effect on our ability to compete.

In the United States, two third-party vendors together provide 100% of our domestic moving services information systems infrastructure and our application software development. We provide information systems infrastructure and our application software development resources for Global Relocation Services. In Europe and Asia Pacific, the information systems infrastructure and application software development are provided through a combination of third-party vendors and company-owned networks and employees. While we have a disaster recovery plan in conjunction with these vendors, we can provide no assurance that the plan will be adequate in the event of an actual disaster. Adverse conditions affecting the financial condition and other important aspects of these vendors’ operations may adversely affect our ability to operate efficiently or to continue operations under certain adverse conditions.

We depend on our highly trained executive officers and employees. Any difficulty in maintaining our current employees or in hiring equally qualified employees would adversely affect our ability to operate our business.

Our operations are managed by a small number of key executive officers. The loss of any of these individuals could have a materially adverse effect on us. In addition, our success depends on our ability to continue to attract, recruit and retain sufficient qualified personnel as we grow. Competition for qualified personnel is intense. We cannot assure you that we will be able to retain senior management, integrate new managers or recruit qualified personnel in the future.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

We intend to expand our business through the combination of internal growth and strategic acquisitions. The execution of future acquisitions could involve numerous risks including:

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

A few significant stockholders exercise significant influence over the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent you and other stockholders from influencing important corporate decisions.

Fund V and Fund VI beneficially own approximately 23.1% and 9.6%, respectively, of the outstanding shares of our common stock. As a result, Fund V, together with Fund VI, will continue to exercise significant influence over matters requiring stockholder approval and over our policy and affairs. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages Fund V and Fund VI, will continue to provide us with financial advisory and management consulting services for which it will be entitled to receive fees, including financial advisory fees, in the future.

The concentrated holdings of Fund V and Fund VI and the presence on our board of directors of Fund V designees may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of our principal stockholders may conflict with the interests of our other stockholders. Our board of directors has adopted corporate governance guidelines that require each director to avoid taking actions or having interests that might result in a conflict of interest with our company. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees of CD&R will be required to recuse themselves from any discussion or decision regarding any transaction with our principal stockholders. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of SIRVA, and to disclose their outside activities, financial interests and relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These guidelines and code do not, by themselves, prohibit transactions with our principal stockholders.

Fuel is a significant cost element in the trucking transportation industry. Fuel prices are currently high and may continue to rise. Fuel prices and the availability of fuel have been subject to volatility in the past.

We utilize numerous trucks and tractor trailers that are dependent upon fuel in the performance of day to day services in the household goods and office moving lines of our business, which are parts of our Moving Services North America and Moving Services Europe and Asia Pacific segments. We often employ the services of third-party transportation providers, particularly owner operators in the U.S. domestic moving business, who also depend on fuel and as a result are subject to variations in fuel prices. We cannot assure you that fuel prices will remain stable, or that supplies of fuel will always be available. Should costs escalate, we may be unable to fully recover the cost increase by increasing the price for our services. Third parties who provide transportation services to us may be unwilling to continue to do so without an increase in compensation. As a result, our operating margins could decrease, thereby adversely affecting our profitability.

Contingent or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances, and the cleanup of contaminated sites. In certain European locations, we are required to recycle specified portions of our waste products. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for, investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See “Environmental Matters.”

Our business is highly seasonal, which leads to fluctuations in our operating results and working capital needs.

The relocation and moving businesses are highly seasonal due to the increase in moving activity during the summer months. Our results of operations and cash flow fluctuate significantly from quarter to quarter due to the higher shipment and home closing amounts experienced in the summer months. Certain of our operating expenses are fixed, and cannot be reduced during the fall and winter months, when there is decreased demand for relocation and moving services. If we are unable to capitalize on the peak summer season or successfully manage the decreased activity during other parts of the year, our annual performance may be materially adversely affected. The seasonal nature of the relocation and moving businesses results in increased short-term working capital requirements in summer months.

Our owner operators are currently not considered to be employees by taxing and other regulatory authorities. Should these authorities change their position and consider our owner operators to be our employees, our costs related to our tax, unemployment compensation and workers’ compensation obligations could increase significantly.

From time to time, certain parties, including the Internal Revenue Service, state authorities and the owner operators themselves, have sought to assert that owner operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner operators to be independent contractors. We cannot assure you that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner operators were deemed to be employees, our costs related to tax, unemployment compensation, and workers’ compensation could increase significantly. In addition, these changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

Our ownership of insurance subsidiaries imposes limits on the amount of our common stock that investors may purchase and of the cash that can be distributed to us.

Under the Illinois Insurance Code, no person may acquire control of SIRVA, and thus indirect control of TransGuard, without the prior approval of the Illinois Director of Insurance. Under the Illinois Insurance Code, any person who acquires ownership of 10% or more of our outstanding shares of common stock would be presumed to have acquired control, unless the Illinois Director of Insurance upon application determines otherwise. In addition, persons who do not acquire ownership of more than 10% of our outstanding shares of common stock may be deemed to have acquired control if the Illinois Director of Insurance determines that these persons, directly or indirectly, exercise a controlling influence over the management or policies of TransGuard.

In addition, TransGuard and our foreign insurance subsidiaries, such as The Baxendale Insurance Company Ltd., are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the payments of dividends from these insurance subsidiaries to their affiliates, including us.

Our certificate of incorporation, by-laws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests.

Provisions in our restated certificate of incorporation and amended and restated by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. These provisions include:

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

•        the classified board of directors,

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

Our restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

The international scope of our operations may adversely affect our business.

We face certain risks because we conduct an international business, including:

•       restrictions on foreign ownership of subsidiaries;

•       tariffs and other trade barriers;

•       political risks; and

•       potentially adverse tax consequences of operating in multiple jurisdictions.

In addition, an adverse change in laws or administrative practices in countries within which we operate or where our information systems support and application software development is performed could have a materially adverse effect on us.

We are exposed to currency fluctuations, which may have an adverse effect on us.

A large portion of our operating revenues are from operations outside of the United States. These operating revenues are denominated in the local currency of the country in which our international subsidiaries own their primary assets. Although the majority of expenses are incurred in the same currency in which corresponding operating revenues are generated, we are exposed to fluctuation in foreign currencies in the translation of the applicable currencies into U.S. dollars. We utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations, however, any appreciation in the value of the U.S. dollar relative to these currencies could have an adverse effect on us.

ITEM 2.                PROPERTIES

We lease executive and administrative office space at our headquarters at 700 Oakmont Lane, Westmont, Illinois. We also own executive and administrative office space at 5001 U.S. Highway 30 West, Fort Wayne, Indiana. We also own or lease major facilities in Mayfield Heights, Ohio, used by our relocation services operations, in Canada, used by Moving Services North America, and throughout Europe, Australia and New Zealand, each used by Moving Services Europe and Asia Pacific, and own or lease facilities at significant Global Relocation Services and Moving Services locations in many countries throughout the world. All the other properties used in our operations consist of freight forwarding offices, administrative offices and warehouse and distribution facilities.

At December 31, 2004, we had 276 facilities around the world, 21 of which were owned and 255 of which were leased. The following table sets forth our owned or leased properties by location.

Location	Owned	Leased	Total
United States and Canada	1	48	49
United Kingdom and continental Europe	20	130	150
Australia and New Zealand	—	63	63
Asia (including United Arab Emirates)	—	14	14
Total	21	255	276

We believe that our office, warehouse and distribution facilities are generally well maintained and suitable to support our current and planned business needs.

ITEM 3.                LEGAL PROCEEDINGS

Suit Against Insurers

We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent’s drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which has been fully paid. After insurance payments and reimbursements, we have paid $7.6 million, which we believe is fully reimbursable by insurance; however, TIG Insurance Co., one of our excess insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District of Dallas County, Texas in September 2002, contesting TIG’s coverage obligation and seeking declaratory judgment. We filed a counterclaim against TIG, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and in December 2003, the court rendered a judgment awarding us $2.4 million plus interest and attorneys’ fees. We recorded an amount receivable to reflect this judgment at December 31, 2003. TIG filed an appeal with the Fifth Court of Appeals in Dallas, Texas, and we filed a cross-appeal. The appeals court issued a decision on August 26, 2005 and lowered the trial court’s award to $0.3 million, plus interest and attorney’s fees. We adjusted the amount receivable at December 31, 2004 to reflect the reduced award.

Governmental Investigations—Department of Justice

We have produced records in response to grand jury subpoenas issued in July 2002 and January 2003 in connection with an investigation being conducted by attorneys in the Department of Justice (“DOJ”) Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

The revenues that we derived from our international military business during the years ended December 31, 2004, 2003, and 2002 were small and declining, representing less than 2% of our consolidated operating revenues in 2002, and declining to less than 1% in 2004. While the investigation is ongoing and potentially exposes us to potential criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them.

For the year ended December 31, 2004, we incurred legal fees and expenses that were not material in relation to this matter. In addition, we have established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that we consider appropriate in the circumstances. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

Management believes that, based on information currently available to it, the investigation’s outcome will not have a materially adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. We recently engaged in settlement discussions with the DOJ and anticipate that a resolution of the matters under investigation will be reached.

Governmental Investigations—European Union

Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose us to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total turnover of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances, and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. No statements of objections have been received, although we believe that it is likely that a statement of objections will be issued.

We are cooperating with the investigations. For the year ended December 31, 2004, we incurred $1.0 million in legal fees and expenses in relation to this matter, and have established a reserve that we consider appropriate in the circumstances.

We believe that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Governmental Investigation—Australia

In August 2004, our Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (the “Commission”) stating that the Commission is aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were let by and on behalf of certain Australian government agencies. The Commission’s notice identified a number of other companies that are alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia has produced records in response to this notice. No legal proceedings have been commenced, however, if the investigation does result in legal proceedings, this could expose SIRVA Australia to pecuniary penalties and other civil remedies. We are cooperating with the investigation, but do not know when it will be completed. As of the date of this report, we understand that the matter is still being investigated by the Commission. For the year ended December 31, 2004, we incurred approximately $0.3 million in legal fees and expenses in relation to this matter.

Management believes that, based on information currently available, the outcome of the Australian antitrust investigation will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. An unfavorable outcome for us is considered neither probable nor remote by management at this time and an estimate of probable loss or range of probable loss cannot currently be made. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Securities Class Action

In November 2004, two purported securities class action complaints were filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. Titled Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, and Hiatt v. SIRVA, Inc., et al., No. 04-CV-7532, both complaints purported to be brought on behalf of all persons who acquired our common stock between November 25, 2003 and November 9, 2004. On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit. On March 29, 2005, the court appointed Central Laborers’ Pension Fund lead plaintiff in the remaining case, and approved its choice of counsel, Milberg Weiss Bershad & Schulman LLP, as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint, retaining the same class period, and alleging, among other things, that defendants had made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. The statements subject to the complaint generally relate to our insurance claims reserves, European operations, and restatement accounts and are said to constitute violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks unspecified damages. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (“Amended Complaint”), a corrected version of which was filed on October 19, 2005. The Amended Complaint adds ten new defendants, including an additional director, the seven underwriters which participated in the initial and secondary public offerings, our independent auditor and our controlling shareholder. The Amended Complaint extends the class period, purporting to be brought on behalf of all those who acquired our common stock between November 25, 2003 and January 31, 2005. It retains all causes of action contained in the prior Complaint and adds a new claim against our controlling shareholder for violation of Section 20A of the Securities Exchange Act of 1934. The Amended Complaint also contains additional allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

Dr. Richard Bassin filed a Complaint on February 17, 2005 against us and certain of our directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. Bassin v. SIRVA, Inc., et al., No. 05 L 120 (the “Bassin case”). The complaint alleges facts similar to the Central Laborers’ case. On April 28, 2005, all defendants in the Bassin case filed a joint removal petition in the U.S. District Court for the Southern District of Illinois under the Securities Law Uniform Standards Act (“SLUSA”), 15 U.S. C. § 77v.(a). Bassin v. SIRVA, Inc., et al., No. 05-314-GPM. Plaintiffs subsequently filed a motion to remand the case to state court. Defendants later filed a motion to transfer the case to the Northern District of Illinois under 28 U.S. C. § 1404. On October 7, 2005, counsel for the plaintiff withdrew its motion to remand, and counsel for all parties notified the Court of an agreement to transfer the Bassin case to the U.S. District Court of the Northern District of Illinois. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

Environmental Cleanup Proceedings

We have been named as a PRP in two environmental cleanup proceedings brought under CERCLA or similar state statutes. Based on all known information, we estimate that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

Other

We are involved from time to time in other routine legal matters incidental to our business, including lawsuits relating to conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While we may be liable for damages or suffer reputational harm from litigation, we believe that legal proceedings will not have a materially adverse effect on our financial position or results of operations.

SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. We are cooperating with the investigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2004 to a vote of security holders.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SIR.” At October 31, 2005, there were 149 stockholders of record. The following table sets forth, for the period indicated, the high and low sale prices, as reported on the NYSE.

	High	Low
2005
Fourth Quarter (through November 18, 2005)	$8.06	$6.41
Third Quarter	$11.11	$7.07
Second Quarter	$9.95	$6.34
First Quarter	$19.60	$6.88

	High	Low
2004
Fourth Quarter	$24.65	$15.81
Third Quarter	$24.60	$19.36
Second Quarter	$26.00	$21.22
First Quarter	$24.50	$19.60

	High	Low
2003*
Fourth Quarter (Beginning November 25, 2003)	$19.69	$17.68

*                    Our common stock began trading on the NYSE on November 25, 2003.

We have not paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business and the repayment of debt. The payment of dividends by us to holders of our common stock is limited by our credit agreements, which restrict our operating subsidiaries’ ability to pay dividends to SIRVA. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions imposed by applicable law and our contracts, and other factors deemed relevant by our Board of Directors.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance guidelines, Code of Business Conduct and charters for our Audit, Compensation, Nominating and Governance, and Executive Committees. The corporate governance page can be found at www.sirva.com, by clicking on “For Investors” and then “Corporate Governance.” You may also obtain copies of the code and these charters by contacting our Corporate Secretary, 700 Oakmont Lane, Westmont, Illinois 60559, or by calling 630-570-3000. The information on our website is not a part of this report.

During the period covered by this report, there were no repurchases of common stock, sales of unregistered securities or proceeds from the sale of registered securities required to be disclosed in this annual report.

ITEM 6.                SELECTED FINANCIAL DATA

We derived our selected consolidated financial data for the years 2000 through 2004 from our audited financial statements for the periods then ended. As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this annual report, we restated our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000 and for periods prior to 2000 due to accounting errors.

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

	Years Ended December 31,
		Restated(a)	Restated(a)	Restated(b)	Restated(b)
	2004	2003	2002	2001	2000
	(Dollars in millions except percentage, share and per share data)
Statement of Operations Data:
Operating revenues from continuing operations(1)
Global Relocation Services	$1,465.6	$993.2	$457.2	$2.1	$1.8
Moving Services North America	1,311.1	1,222.4	1,162.4	1,340.0	1,473.3
Moving Services Europe and Asia Pacific	482.8	401.5	350.2	330.4	323.4
Network Services	210.8	169.5	127.6	84.6	75.6
	$3,470.3	$2,786.6	$2,097.4	$1,757.1	$1,874.1
Purchased transportation expense(1)	$1,214.9	$1,110.9	$1,042.5	$1,195.3	$1,306.5
Cost of homes sold	1,232.3	830.8	374.7	—	—
Other direct expense	602.4	452.0	343.8	277.6	284.8
Gross margin from continuing operations	$420.7	$392.9	$336.4	$284.2	$282.8
Operating income (loss) from continuing operations(2)
Global Relocation Services	$27.4	$18.5	$10.1	$(1.5)	$0.0
Moving Services North America	32.8	37.9	34.5	10.1	0.5
Moving Services Europe and Asia Pacific	8.0	29.7	24.8	25.0	22.5
Network Services	(61.2)	33.8	22.3	18.5	16.9
Corporate	(10.7)	(4.6)	(1.3)	(1.0)	(0.1)
	$(3.7)	$115.3	$90.4	$51.1	$39.8
Income (loss) from continuing operations before cumulative effect of accounting change(2)(3)	$(35.3)	$16.0	$37.6	$(17.0)	$(22.7)
Income (loss) from discontinued operations	(32.9)	(1.5)	(5.1)	(5.4)	0.8
Cumulative effect of accounting change, net of tax(4)	—	—	—	(0.3)	—
Net income (loss)(2)(3)(6)	$(68.2)	$14.5	$32.5	$(22.7)	$(21.9)
Per Share Data(2)(3):
Basic income (loss) per share—continuing operations(5)	$(0.49)	$0.24	$0.66	$(0.48)	$(0.66)
Diluted income (loss) per share—continuing operations	$(0.49)	$0.23	$0.66	$(0.48)	$(0.66)
Basic income (loss) per share—discontinued operations	$(0.46)	$(0.02)	$(0.10)	$(0.13)	$0.02
Diluted income (loss) per share—discontinued operations	$(0.46)	$(0.02)	$(0.10)	$(0.13)	$0.02
Basic net income (loss) per share(5)(6)	$(0.95)	$0.22	$0.56	$(0.61)	$(0.64)
Diluted net income (loss) per share(5)(6)	$(0.95)	$0.21	$0.56	$(0.61)	$(0.64)
Weighted-average common shares outstanding:
Basic	72,122	58,105	51,713	42,308	39,066
Diluted	76,172	60,934	51,832	42,446	39,363
Balance Sheet Data:
Cash and cash equivalents	$72.1	$60.2	$44.1	$32.1	$43.5
Property and equipment	162.2	181.0	171.1	165.3	158.6
Total assets	1,793.1	1,582.9	1,406.1	1,081.8	1,210.2
Short-term debt(7)	129.5	100.2	99.7	68.2	99.1
Long-term debt(8)	550.7	445.5	571.8	505.0	504.8
Total liabilities	1,426.8	1,191.5	1,244.2	1,003.2	1,084.5
Redeemable common stock(9)	—	—	7.6	3.5	10.0
Redeemable junior preferred stock(10)	—	—	30.4	28.3	26.4
Stockholders’ equity(c)	366.3	391.4	123.9	46.8	89.3
Other Data:
EBITDA from continuing operations(11)	$40.0	$117.1	$124.3	$89.2	$83.2
Depreciation and amortization(12)	44.9	38.8	34.6	38.7	43.0
Gross margin as a percentage of operating revenues	12.1%	14.1%	16.0%	16.2%	15.1%

(a)              See Note 2 to the consolidated financial statements contained in Item 8 of this report for a discussion of the restatement.

(b)             The effect of the restatement adjustments on selected line items from our consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively, has been summarized in the table below. Such information has been restated for items similar to those described in Note 2 to the consolidated financial statements contained in Item 8 of this report.

	As Previously Reported	Restated	As Previously Reported	Restated
	2001	2001	2000	2000
	(Dollars in millions)
Operating revenues	$1,772.2	$1,757.1	$1,854.5	$1,874.1
Purchased transportation expense	1,210.8	1,195.3	1,286.7	1,306.5
Total direct expenses	1,488.0	$1,472.9	1,571.5	1,591.3
General and administrative expenses	227.7	222.7	229.1	229.2
Operating income from continuing operations	51.2	51.1	44.2	39.8
(Loss) income from continuing operations before cumulative effect of accounting change	(13.3)	(17.0)	(21.9)	(22.7)
Net income (loss)	$(16.9)	$(22.7)	$(21.9)	$(21.9)

(c)     A reconciliation of stockholder’s equity, as previously reported to stockholder’s equity, as restated at December 31, 2001 and 2000, respectively, is as follows:

	2001	2000
Stockholder’s equity at December 31, as previously reported	$61.9	$94.0
Reclassification between redeemable common stock and treasury stock	—	(3.9)
Cumulative effect of restatements on stockholder’s equity	(15.1)	(0.8)
Stockholder’s equity at December 31, as restated	$46.8	$89.3

(1)             Our operating revenues represent fees due from our customers for all aspects of the services that we provided. Where we fulfill the transportation service element using our independent agent network or other third-party service providers, we incur purchased transportation expense, or PTE, which is included in the fees due from our customer. The level of PTE generally increases or decreases in proportion to the operating revenues generated from our transportation services.

(2)             For the years ended December 31, 2004 and 2003, we recognized $3.4 million and $3.5 million, respectively, of non-cash equity-based compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003 and for option vesting extensions granted to terminated employees per the terms of their severance agreements. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.0 million with an additional expense amount of $2.3 million in regards to the option vesting extensions provided to certain terminated employees. We expect to recognize $0.7 million, $0.4 million, $0.2 million and $0.1 million in each of 2005, 2006, 2007 and 2008, respectively.

For the year ended December 31, 2004, we recognized $1.8 million of debt extinguishment expenses consisting of $0.8 million of early prepayment premium and $1.0 million of deferred debt issuance costs on the retirement of $11.0 million of 13 3/8% senior subordinate loans.

(3)             For the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on the 13 3/8% senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture. In addition, we recorded a $1.3 million write-off of unrecognized interest rate hedging losses in connection with our debt refinancing.

(4)             Effective January 1, 2001 we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which resulted in a change in method of accounting. The cumulative effect of this accounting change was a loss of $0.5 million ($0.3 million, net of tax), or $0.01 per share, both on a basic and diluted basis. In 2001, basic and diluted loss per share before cumulative effect of accounting change was $0.47.

(5)             Earnings per share and weighted-average common shares outstanding give effect to the split of each share of our common stock by way of reclassification into 3.17 shares of common stock that became effective on November 24, 2003. Income available to common stockholders is reduced by preferred share dividends of $1.9 million, $3.6 million, $3.4 million and $3.1 million in each of 2003, 2002, 2001 and 2000, respectively. There were no preferred share dividends recognized in 2004.

(6)             We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), with effect from January 1, 2002. In accordance with SFAS 142, we no longer amortize goodwill and indefinite-lived intangibles, but rather test such assets at least annually for impairment. We completed the impairment test under the transitional requirements of SFAS 142 and no impairment of goodwill or indefinite-lived intangibles was indicated at that time. However, at September 30, 2004, we determined that goodwill associated with discontinued operations was impaired. Such impairment resulted from an analysis of expected business unit sale proceeds compared to the carrying value of the underlying assets to be sold. In addition, at December 31, 2004, we determined that goodwill associated with the Network Services segment was impaired. Such impairment resulted from deteriorating operating results during 2004 and the consequences of anticipated additional capital requirements necessary to continue to support operations and maintain insurance ratings. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and indefinite-lived intangibles amortization for the years ended December 31, 2004 and 2003 is presented below for the periods reported prior to adoption of SFAS 142. Earnings per ordinary share adjusted for goodwill charges is calculated by adding back the goodwill and indefinite-lived intangibles charges to net income and dividing by the weighted-average ordinary shares outstanding for all periods presented.

	Restated	Restated
	2001	2000
	(Dollars in millions except per share data)
Net income (loss), as reported	$(22.7)	$(21.9)
Amortization of goodwill and trade names	9.8	9.8
Income tax (provision) benefit	5.0	(3.5)
Adjusted net income (loss)	$(7.9)	$(15.6)
Basic net income (loss) per share, as reported	$(0.61)	$(0.64)
Amortization of goodwill and trade names	0.23	0.25
Income tax (provision) benefit	0.12	(0.09)
Adjusted basic net income (loss) per share	$(0.26)	$(0.48)
Diluted net income (loss) per share, as reported	$(0.61)	$(0.64)
Amortization of goodwill and trade names	0.23	0.25
Income tax (provision) benefit	0.12	(0.09)
Adjusted diluted net income (loss) per share	$(0.26)	$(0.48)

(7)             Short-term debt consists of the current portion of long-term debt, amounts outstanding under our mortgage warehouse credit facility and our relocation financing facility, and other short-term debt.

(8)             Long-term debt consists of long-term debt and capital lease obligations excluding the current portions of long-term debt and capital lease obligations.

(9)             Prior to the initial public offering of SIRVA common stock, which began on November 25, 2003, certain of our key employees could have required us to repurchase all of the shares and the exercisable portion of options held upon death, disability, retirement at normal age or termination without “Cause” (as defined in the SIRVA, Inc. Stock Incentive Plan). Such securities were classified as “Redeemable Shares of Common Stock” within mezzanine equity. This repurchase right terminated upon the consummation of the initial public offering and as a result, these securities were reclassified to common stock.

(10)       In connection with the acquisition of the Allied and Pickfords businesses, we issued 24,500 shares of redeemable junior preferred stock, due in 2010, to an affiliate of Exel plc. Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which resulted in a reclassification of our redeemable junior preferred stock from mezzanine equity to a liability. The dividend rate on this redeemable junior preferred obligation, which was redeemed with the proceeds of the initial public offering, was 12.4% compounded quarterly and was cumulative.

(11)       EBITDA from continuing operations is defined as net income (loss) before loss on discontinued operations, interest, taxes, depreciation and amortization. We believe that EBITDA from continuing operations is a relevant measurement for assessing performance since it attempts to eliminate variances caused by the effects of differences in taxation, the amount and types of capital employed, the results of discontinued operations and depreciation and amortization policies. EBITDA from continuing operations is not a measure determined in accordance with generally accepted accounting principles and should not be considered by investors as an alternative to income from continuing operations or net income as an indicator of our performance. The EBITDA from continuing operations disclosed here is not necessarily comparable to EBITDA from continuing operations disclosed by other companies because EBITDA from continuing operations is not uniformly defined.

EBITDA from continuing operations is calculated as follows:

		Restated(a)	Restated(a)	Restated(b)	Restated(b)
	2004	2003	2002	2001	2000
	(Dollars in millions)
Net income (loss)	$(68.2)	$14.5	$32.5	$(22.7)	$(21.9)
(Income) loss on discontinued operations	32.9	1.5	5.1	5.4	(0.8)
Interest expense	25.4	54.4	55.2	62.8	66.4
Provision (benefit) for income taxes	5.0	7.9	(3.1)	5.0	(3.5)
Depreciation and amortization	44.9	38.8	34.6	38.7	43.0
EBITDA from continuing operations	$40.0	$117.1	$124.3	$89.2	$83.2

(a)    See Note 2 to the consolidated financial statements included in Item 8 of this report for a discussion of the restatement.

(b)    Information has been restated for items similar to those described in Note 2 to the consolidated financial statements included in Item 8 of this report. The effect of the restatement adjustments on EBITDA from continuing operations for the years ended December 31, 2001 and 2000 has been summarized in the table below.

	As Previously Reported	Restated	As Previously Reported	Restated
	2001	2001	2000	2000
	(Dollars in millions)
Net income (loss)	$(16.9)	$(22.7)	$(21.9)	$(21.9)
(Income) loss on discontinued operations	3.2	5.4	1.2	(0.8)
Interest expense	62.7	62.8	66.4	66.4
Provision (benefit) for income taxes	1.7	5.0	(2.7)	(3.5)
Depreciation and amortization	38.6	38.7	42.9	43.0
EBITDA from continuing operations	$89.3	$89.2	$85.9	$83.2

(12)       Includes depreciation expense for property and equipment and amortization expense for intangible assets and deferred agent contract expenditures. Excludes amortization expense for deferred debt issuance costs, which are recorded as part of interest expense.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France, Luxembourg and Holland and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination is driving our growth by addressing our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

The demand for our services is subject to changes in the economy, which can impact our profitability. Since September 2004, we have observed market weakness in the European region, which affects operating results for our Moving Services Europe and Asia Pacific business segment. This market weakness is due to a slowdown in overall housing sales, most particularly in the United Kingdom. While not worsening, we expect the sluggish pace of home sales in the United Kingdom and difficult market conditions in the European international moving market to continue in the near term. To address these market challenges, we initiated a restructuring of our European operations in the second quarter of 2005. These restructuring initiatives included a reduction in personnel, facilities, equipment and other overhead expenses. As a result of these initiatives, we expect to incur approximately $12 million of additional restructuring charges in 2005, but then expect to generate ongoing cost savings of approximately $15 million in 2006 and thereafter.

In addition, our 2005 operating results will be negatively impacted by the cost of professional services related to the independent and internal reviews described below and increased claim accruals and re-insurance costs within our insurance operation. The latter of these was in large part a result of the A.M. Best downgrades of our TransGuard insurance business in April and August of 2005. Going forward, we do not expect to incur any additional significant expenses relating to the independent and internal reviews. Furthermore, we expect to complete the divestiture of our TransGuard and other U.S insurance-related businesses in the fourth quarter of 2005.

During the first half of 2005, we have also observed some signs of weakness in the number of U.S. corporate relocations on a year-over-year basis. We are carefully monitoring this and other economic indicators. However, this softening is mitigated by our Global Relocation Services segment’s continued ability to gain new customers and thus increase its revenue despite this recent market weakness.

Overall, based on the projected benefits of our European restructuring, the non-recurring nature of the expenses incurred during the independent and internal reviews discussed below, the pending sale of our U.S. insurance businesses, and the expectation that we will be able to continue our new customer growth in our Global Relocation Services segment, we expect our overall performance to improve.

Our Historical Development

In 1998, Clayton, Dubilier & Rice Fund V Limited Partnership organized us to acquire North American Van Lines, Inc. from Norfolk Southern Corporation. As measured by the number of shipments, North American Van Lines was one of the largest U.S. moving services companies and was a significant provider of specialty transportation services. In 1999, we acquired the Allied and Pickfords businesses from NFC plc, now known as Exel Investments Limited. The integration of this acquisition drove substantial operating synergies as a result of back-office rationalization, significant economies of scale and an expanded international service offering. The Allied and Pickfords acquisition also brought us additional specialized transportation businesses and TransGuard, a provider of insurance services to moving agents, fleet owners and owner operator drivers. We have since completed a number of acquisitions to fill out our global moving footprint. In June 2002, we acquired Maison Huet, solidifying our market position in France. In June 2003, we acquired Scanvan, a leading moving services company in Scandinavia, operating with the brand names of Kungsholms in Sweden, ADAM in Denmark and Majortrans Flytteservice in Norway and employing a more asset light model than the rest of Europe. In April 2004, we acquired Rettenmayer Internationale, a German-based moving and relocation business. The integration of these market-leading businesses into a single company has created a proprietary moving services fulfillment network with superior global reach and capabilities.

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

As a result of this effort, we acquired the relocation services business of Cooperative Resource Services, Ltd., or CRS, in May 2002. CRS was a leading independent provider of outsourced relocation services with an innovative and differentiated fixed-fee product offering. Later that year, we acquired Rowan Simmons, a leading independent provider of outsourced relocation services in the United Kingdom. In 2003, we expanded our relocation offerings with the opening of our office in Hong Kong and the December 2003 acquisition of PRS Europe, a Belgium-based relocation services provider. We further enhanced our relocation services offerings in 2004 through the acquisition of specialty relocation services provider Relocation Dynamics, Inc. (“RDI”) in March 2004, the acquisition of the specialty residential brokerage and relocation services business of D.J. Knight in September 2004 and the acquisition of Executive Relocation Corporation (“ERC”), a U.S.-based full service relocation management firm, in December 2004. Through these acquisitions, and the growth they have generated, we have developed a global relocation services capability that, when combined with our worldwide moving services network, is unique in the industry.

In addition, we also made two acquisitions to help support continued growth in our Network Services segment. Historically, the primary market for our insurance programs and other services provided to truck drivers, fleet owners and agents was our own network. With the acquisitions of the National Association of Independent Truckers (“NAIT”), an association of independent contract truck drivers, in April 2002 and the purchase of Move-Pak, a program administrator for a moving and storage insurer, in December 2003, we opened up new customer channels for our Network Services segment.

In November 2003, we completed an initial public offering of shares of our common stock. Our common stock is listed on the New York Stock Exchange under the symbol “SIR.”

In June 2004, we completed a secondary public offering of our common stock with shares offered for sale by our three largest stockholders, reducing their ownership from approximately 68% to 37%. We did not receive any proceeds from the sale of these offered shares. We incurred $1.2 million of expenses related to the secondary offering, which were recorded in general and administrative expense. In conjunction with the secondary offering, one of the selling stockholders fully exercised its warrants. These were our only outstanding warrants and resulted in proceeds to us of $35.0 million and the issuance of an additional 2,773,116 common shares.

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan involving our North American high-value products and homeExpress businesses (High Value Products Division), as well as certain other logistics businesses, which include Specialized Transportation in Europe and our Transportation Solutions segment in North America.

In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review).

Independent Review by Audit Committee

In early January 2005, the Audit Committee of our Board of Directors formally initiated a comprehensive, independent review after we received a letter sent on behalf of our former chief financial officer (the “Independent Review” or “Review”). At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former Securities and Exchange Commission (“SEC”) general counsel David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. The Audit Committee instructed Cleary Gottlieb to exercise its independent judgment on all matters involved in the Review. Furthermore, the Audit Committee directed Cleary Gottlieb to bring to its attention indications of any improprieties.

The Audit Committee expanded the scope of its Review in February 2005 to address certain allegations regarding the adequacy of our accounting practices which were contained in a pseudonymous email sent to PricewaterhouseCoopers LLP, our independent registered public accountants (“PwC”). This expanded review closely examined the basis for these allegations, including the relevant Company accounting records and related disclosures, and accordingly required additional time to complete.

The Audit Committee further expanded the scope of its Review in March 2005 by requesting Cleary Gottlieb to review the circumstances giving rise to the accounting entries that were the basis for the Board of Director’s decision to restate our previously issued financial statements for the years 2000 through 2003 and the first nine months of 2004. In total, Cleary Gottlieb reviewed approximately 25 million pages of electronic documents, 300 boxes of physical documents, and interviewed approximately 160 current and former employees, members of senior management and the Board of Directors.

Throughout the course of the Audit Committee’s Independent Review, PwC was kept informed of the Review’s progress and interim results. PwC also was consulted on the scope of the Independent Review for certain matters and reviewed the conclusions of the Independent Review.

Internal Review by Management

In addition to the Independent Review, our management conducted an internal review in connection with the preparation of our consolidated financial statements included in this report. This review was undertaken in connection with implementing procedures to comply with Section 404 of the Sarbanes-Oxley Act, the disappointing performance of our Insurance and European businesses in the third quarter of 2004, and as part of our year-end closing process.

In January 2005, management substantially expanded its internal review and engaged FTI Consulting, Inc., who have extensive financial experience and expertise in generally accepted accounting principles (“GAAP”), to supplement management’s efforts. Their combined effort was conducted under the direction of senior financial management with the oversight of the Audit Committee. This internal review covered all of our major business units globally, and included a review of our 2004 year-end balance sheets, as well as a review of numerous transactions, account reconciliations, and other relevant information. The results of the internal review provided the basis for the Board of Director’s decision to restate the previously issued financial statements for the years 2000 through 2003 and the first nine months of 2004.

Summary Conclusions

Management’s conclusions regarding the findings of both the Independent Review and its own internal review are summarized in the following paragraphs. A more detailed summary of Clearly Gottlieb’s findings, conclusions and recommendations to the Audit Committee is incorporated herein by reference to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on September 21, 2005.

The Independent Review did not reveal a scheme to misstate our financial statements. However, both the Independent Review and the internal review did reveal material weaknesses in our control environment, organizational structure and in our consistent application of GAAP. We are using the conclusions of the reviews as a basis to drive improvements in these areas across each of our business units. A more detailed discussion of these material weaknesses appears below in Item 9A, “Controls and Procedures.”

In addition, the Audit Committee has been taking appropriate disciplinary actions, including the termination or re-assignment of certain employees, and is implementing Board level governance changes. Furthermore, the Audit Committee has adopted the recommendations of the Independent Review and directed us to implement a remedial action plan. This plan, among other matters, suggests making significant changes to our organizational structure and to the development, documentation, and delivery of policies and procedures. The plan also emphasizes and reaffirms our ongoing commitment to training our management team and employees in both technical skills and compliance with corporate governance policies.

Financial Statement Adjustments

Restatements

As discussed above, the Audit Committee of the Board of Directors and our management conducted comprehensive reviews of our accounting practices and policies in relation to our previously issued financial statements. The results of those reviews have prompted us to restate our financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. See Note 2 to the consolidated financial statements contained in Item 8 of this report for a reconciliation of previously reported amounts to the restated amounts.

The table below reflects errors impacting operating income by segment, as well as the year impacted by the restatement. We also identified certain corrections that did not affect net income, but did result in correction to the presentation of previously reported balances in the consolidated statements of operations or consolidated balance sheets. Further description of the material adjustments on an individual basis is also included in Note 2 to the consolidated financial statements contained in Item 8 of this report.

Income (Expense)	2003	2002	Total	%
Network Services	$(2.7)	$(4.0)	$(6.7)	53.2%
Moving Services Europe and Asia Pacific	(1.5)	(1.1)	(2.6)	20.6%
Moving Services North America	(1.9)	(0.7)	(2.6)	20.6%
Discontinued Operations	(0.9)	—	(0.9)	7.1%
Corporate	—	—	—	0.0%
Global Relocation Services	(1.2)	1.4	0.2	(1.5)%
Operating income impact	$(8.2)	$(4.4)	$(12.6)	100.0%
Net income (loss) impact	$(4.5)	$11.7
Earnings per share impact	$(0.07)	$0.23

Fourth Quarter 2004 Changes in Estimates

As we conducted our year-end closing procedures and our internal review, we identified the need to increase certain accruals, or otherwise record expenses which had not been anticipated at the time we had provided earnings guidance with respect to the fourth quarter of 2004. As we became aware of these unanticipated pre-tax charges, we disclosed them in press releases dated January 31, 2005, March 15, 2005 and June 20, 2005. We determined that these net unanticipated pre-tax charges amount to $53.9 million, $17.8 million of which were properly recorded in the fourth quarter of 2004. The balance of $36.1 million represents accounting errors that require restatement of prior quarterly and annual financial statements, $33.7 million of which relate to continuing operations.

Approximately $17.8 million of the unanticipated pre-tax charges, which relate to fourth quarter operating activities or changes in estimates, will be included within reported results for the quarter ended December 31, 2004. A brief explanation of the cause for these charges is summarized below. Material items are also noted, as appropriate, below.

•       $6.3 million related to updated information and analysis that indicated the need to further increase the loss reserves in our insurance business.

•       $2.7 million of fees associated with the expansion of the securitization facility for our relocation-related receivables.

•       $2.1 million related to recent developments with respect to certain legal matters.

•       $2.2 million write-off of a European receivable related to a previous asset sale due to an unanticipated obligor bankruptcy.

•       $1.8 million for restructuring and other charges relating to our European operations.

•       $2.0 million of corporate charges related to certain severance agreements.

•       $0.7 million to impair certain non-insurance assets within our Network Services segment that were divested in the first quarter of 2005, and other miscellaneous items identified through our year-end review.

In addition, during the fourth quarter of 2004, we recorded a $66.4 million impairment charge to write-down goodwill associated with our U.S. insurance group. The impairment was partly due to lower 2004 operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during our internal 2004 year-end review. The lower operating outlook, and consideration of the estimated financial impact of a likely ratings downgrade of our U.S. insurance operations, caused us to perform a critical assessment of the fair value of our U.S. insurance group at December 31, 2004. The analysis revealed that the fair value of the U.S. insurance group was less than its carrying value, causing the impairment write-down described above.

Operating Segments

In determining reportable segments, we periodically review several qualitative and quantitative factors associated with our operating segments. These factors include management reporting, organizational structure, operating revenues, income from continuing operations, assets, customers, services, operating margins and other economic characteristics. Reflecting the increasing importance that the Relocation business plays in our overall financial performance, we began in the fourth quarter of 2004 to report our results in the following five reportable segments: Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, Network Services and Corporate. Moving Services Europe and Moving Services Asia Pacific are separate operating segments. However, given their similar economic characteristics, services provided, processes, types of customers, methods of service delivery, regulatory environments and meeting certain quantitative thresholds, we concluded these two operating segments should be combined into a single reportable segment, Moving Services Europe and Asia Pacific. The table below summarizes the components of our previous reportable segments and our new reportable segments.

Previous Segment	Business Unit	New Segment	Business Unit
Relocation Solutions North America	Relocation Services North America	Global Relocation Services	Relocation Services North America
Relocation Solutions North America	Moving Services North America	Global Relocation Services	Relocation Services Europe
Relocation Solutions North America	Special Products	Global Relocation Services	Relocation Services Asia Pacific
Relocation Solutions Europe and Asia Pacific	Moving Services Europe	Moving Services North America	Moving Services North America
Relocation Solutions Europe and Asia Pacific	Relocation Services Europe	Moving Services North America	Special Products
Relocation Solutions Europe and Asia Pacific	Moving Services Asia Pacific	Moving Services Europe and Asia Pacific	Moving Services Europe
Relocation Solutions Europe and Asia Pacific	Relocation Services Asia Pacific	Moving Services Europe and Asia Pacific	Moving Services Asia Pacific
Network Services	Insurance Services	Network Services	Insurance Services
Network Services	Client Services	Network Services	Client Services
Corporate	Corporate	Corporate	Corporate

Global Relocation Services:   We offer a comprehensive suite of relocation solutions to thousands of corporate and government customers around the world. We offer a wide variety of employee relocation services, including the sale of employees’ homes, movement of their household goods, purchase of their new homes and provision of destination services. Our relocation solutions are provided by a team of over 1,000 employees around the world and a network of real estate agents and other service providers.

Moving Services North America:   We provide our moving services through our proprietary branded network of 735 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. We act as a network manager for our agents, providing, among other things, brand management, load optimization, billing, collection and claims handling.

Moving Services Europe and Asia Pacific:   We provide moving services through a network of company-owned and agent-owned locations in the United Kingdom, continental Europe and the Asia Pacific region.

Network Services:   We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside of our network. Services offered include U.S. insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services, including fuel, cell phone, tire services, legal assistance and retirement programs to the members of NAIT. At December 31, 2004, the association had approximately 32,000 owner operator members.

Corporate:   This segment contains costs associated with corporate governance activities that are not allocated to the other four operating segments. These costs include board of director expenses, stock compensation expenses, Sarbanes-Oxley compliance costs and other costs of a corporate nature.

Prior year segment information has been restated to conform to our new segment presentation.

Critical Accounting Policies

Our accounting policies are described in Note 1 to our consolidated financial statements included in Item 8 of this report. The preparation of financial statements requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue recognition:   For our moving services, we recognize gross operating revenues to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed.

In our relocation services operations, fees are paid to us by corporate customers at either a set price per transferred employee (“traditional product”) or based upon a fixed percentage of the home’s selling price (“fixed fee product”) The traditional product revenue is recognized at the date the home is sold to a third-party buyer. The fixed fee product revenue is recognized at the date we purchase the home from a transferee. When we purchase a property from a transferee, the property enters our inventory. We record the sale of the inventory home as revenue on a gross basis when we close on the home sale to a third-party buyer. Additionally, we receive fees from company-qualified real estate agents for the listing or home purchase referral of a transferred employee. The listing referral fee revenue is recognized when we close on the home sale to a third-party buyer. The home purchase referral fee revenue is recognized when a transferee closes on the purchase of a destination home from a third-party seller.

In addition, within relocation services, we recognize gains or losses on the sale of mortgage loans at the date the loans are funded by purchasers pursuant to the existing sales commitment. The gain or loss equals the difference between the basis in the loan and the net proceeds received and are included in operating revenues in the consolidated statement of operations. Sales of loans are made without recourse, provided the loans meet predetermined specifications, as defined in the agreements with investors. We do not currently service mortgage loans.

Within our Network Services segment in the insurance services unit, we recognize premium revenue evenly over the term of the insurance policy. In addition, Network Services has monthly policies that are earned as billed.

We periodically review our different revenue streams to assess the appropriate presentation of each source of revenue. We recognize the majority of our operating revenues on a gross basis.

U.S. insurance loss reserves.   Claim and claim adjustment expense reserves related to our U.S. operations, except reserves for structured settlements, are not discounted and are based on 1) case basis estimates for losses reported on direct business; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. We consider current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserve process and are part of the recorded reserve balance.

Foreign insurance loss reserves:   Our non-U.S. insurance operations include the Baxendale Insurance Company Ltd. (“Baxendale”) and SIRVA U.K. Baxendale records reserves for unpaid losses and loss adjustment expenses related to its storage, fire, marine cargo and premise damage lines of business. The reserve is based on estimates calculated by us based on actual historical claims data and includes a provision for incurred but not reported claims. The reserve is reviewed by us monthly and changes in the reserves are reflected in current operations. SIRVA U.K. records reserves for unpaid losses and loss adjustment expenses related to vehicle accidents, employer liability and professional indemnity lines of business. The reserve is based on estimates calculated by third-party insurers. The reserve is reviewed by us monthly and changes to the reserves are reflected in current operations.

At December 31, 2004 and 2003, our combined U.S. and foreign insurance loss reserves totaled $87.1 million and $52.5 million, respectively; however, actual results may be materially different from our current estimates. The increase in loss reserves is due to higher levels of insurance business volume and adverse claim development.

Cargo claims reserves:   We estimate claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates and changes to those estimates are recorded.

Cargo claims expense was $37.6 million, $29.6 million and $24.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, our cargo claims reserves totaled $24.9 million and $21.7 million, respectively; however, future actual results may be materially different from our current estimates. Historical cargo claims metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate.

Customer and agent incentives:   We offer certain incentives to our moving agents and corporate customers. Incentives offered to moving agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of other direct expense. Incentives offered to corporate customers are based upon meeting certain revenue thresholds, and are recognized as a reduction in operating revenues ratably over the period of incentive. We estimate and accrue both incentives based upon actual progression towards achievement of the incentive targets. We recognized moving agent incentives of $3,633, $3,459 and $3,273 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, we recognized customer incentives of $6,463, $6,750 and $7,144 for the years ended December 31, 2004, 2003 and 2002, respectively.

Allowance for doubtful accounts:   An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers or agents to make required payments. If the financial condition of our customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable at December 31, 2004 and 2003 amounted to $24.8 million and $21.8 million, representing 6.8% and 6.0% of our accounts receivable balances, respectively. Actual results may be materially different from our current estimates.

Relocation properties held for resale:   Relocation properties held for resale are recorded at net realizable value. Adjustments to record the properties at net realizable value include an estimate for loss on sale and costs to sell the property. If we experience a further reduction in the market value of the homes in inventory, additional adjustments may be required. Our adjustments related to properties in inventory at December 31, 2004 and 2003 amounted to $12.8 million and $8.2 million, respectively.

Investments:   Investments consist of U.S. Treasury and corporate debt and equity securities, retained interests in securitized receivables and interests in joint ventures. Investments classified as held-to-maturity with a maturity date greater than one year are considered noncurrent, while all other investments are considered current. Interest and dividends on debt and equity securities are included in operating revenues. Except for certain convertible securities, we classify our debt securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the securities until maturity. All other securities are classified as available-for-sale. Available-for-sale securities are restricted as to use by our U.S. insurance subsidiary. Our policy is to classify these securities as current assets since these securities represent the investment of funds available for current operations of our U.S. insurance subsidiary.

Since October 1, 2004, purchases of convertible bonds and stock are classified as trading securities. These securities are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All convertible bonds and stocks purchased prior to October 1, 2004 continue to be classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

On a quarterly basis, we perform a review to determine if any securities have incurred an other than temporary loss. Any such securities identified are written down to their fair value at the time that it is determined they are impaired with the adjustment recognized in current earnings.

We utilize a receivables securitization program to sell certain receivables generated by our Global Relocation Services segment to independent third-party financial institutions. The receivable sales are accounted for as sales of financial assets according to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates and economic conditions. The retained interest is classified as a current investment due to the current nature of the underlying receivable. Any gains or losses on the transfer to the independent third-party financial institution are recognized in current earnings.

Goodwill and intangible assets:   We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 142 requires that an annual impairment review be performed, which requires us to place a fair value on the individual reporting units of the business. We perform the impairment review during the fourth quarter. This requires us to select an appropriate method of valuation for the business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. These assumptions include identifying an appropriate discount rate, estimating future cash flows and forecasting capital requirements. Discount rates are based on comparable companies and relative capital structures, while cash flows and capital requirements are based on management’s best estimates. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other indefinite-lived intangible assets might not be recoverable, we will perform an impairment review. The judgments made in determining whether goodwill and other intangible assets are impaired will directly affect reported operating income, since any time we determine that any of these assets are impaired, a charge will be recognized in the statement of operations equal to the decline in value of such assets.

Our goodwill and other intangible assets totaled $619.9 million at December 31, 2004 and $590.4 million at December 31, 2003, which included $352.4 million and $398.2 million, respectively, related to the original purchase of North American Van Lines, Inc. and the Allied and Pickfords businesses.

Intangible assets with finite lives are amortized over their useful lives using a straight-line amortization method for all time periods presented. For customer and member relationships, those lives range from 5 to 18 years and for covenants not to compete, lives range from 1 to 5 years. Commencing October 1, 2003, we amortized customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 56% of the intangible asset will be amortized over the first 5 years of their respective useful lives, which average 14.9 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible’s useful life.

Pensions and other postretirement benefits:   We provide a range of benefits to our current and retired employees, including defined benefit retirement plans, postretirement medical and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles (“GAAP”), which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries.

Impairment of long-lived assets:   We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

Commitments and contingencies:   We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside counsel.

Income taxes:   We account for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. To the extent that a valuation allowance is established or increased in a period, we must include an expense within the tax provision in the statements of income.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We recorded a valuation allowance of $4.0 million on $14.4 million of foreign deferred tax assets at December 31, 2004, due to uncertainties related to our ability to utilize some of the deferred tax assets in jurisdictions outside the United States. The amount of the valuation allowance has been determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable.

We concluded that a valuation allowance on the remaining $107.9 million of U.S. deferred tax assets at December 31, 2004 was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our core business of Global Relocation Services, as well as estimated operating expenses to support that anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results.

In concluding that a valuation allowance was not required on the U.S. deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes in the core business of Global Relocation Services since 2002. Other positive evidence included projected earnings (including the negative impact of interest expense) of at least $288.0 million attributable to the core business through 2009. Further positive evidence included the fact that the U.S. net operating losses will not begin to expire until 2019, while projected earnings indicate that the deferred tax assets will be offset by taxable earnings a full ten years prior to that expiration. Negative evidence included a history of net operating losses in the core business prior to 2002, as well as a history of losses due to special charges and discontinued operations in the current and prior years as well as additional projected losses from special charges and discontinued operations in 2005. Negative evidence also included the Business Risks described in Item 1 of this Annual Report, entitled “Business”. This additional negative evidence includes, but is not limited to the material weakness in internal controls over financial reporting, ongoing litigation and governmental investigations, acceptance of our relatively new strategy of offering a global comprehensive relocation solution to customers, and the presence of substantial existing debt and the prospect of incurring substantial additional debt in the future.

In weighing the positive and negative evidence above, we considered the “more likely than not” criteria pursuant to Statement of Accounting Standards (SFAS) 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that the U.S. deferred tax assets of $107.9 million would be realized. At December 31, 2004, we would require approximately $280.0 million in cumulative U.S. taxable income to be generated at various times over the next fifteen years to realize the U.S. deferred tax assets recognized at December 31, 2004.

Seasonality

Our operations are subject to seasonal trends. Operating revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months.

The seasonal impact on our quarterly operating revenues and operating income from continuing operations is illustrated by the following table showing quarterly operating revenues and operating income from continuing operations as a percent of the total for the indicated full fiscal years. All quarters of 2003 and the first three quarters of 2004 have been restated to reflect changes to the historically presented financial statements. The restatement has been explained more fully in Items 1 and 7 of this annual report, as well as Note 2 to the consolidated financial statement contained in Item 8 of this report.

	2004				2003
	Restated				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating revenues	18%	26%	32%	24%	18%	25%	33%	24%
Operating income from continuing operations	N/M	N/M	N/M	N/M	11%	19%	50%	20%

Because the 2004 earnings from continuing operations is a small loss, calculation of quarterly earnings as a percentage of total annual earnings is not meaningful (N/M).

Foreign Currency Translation

The future magnitude and direction of foreign currency translation adjustments depends on the relationship of the U.S. dollar to other foreign currencies. The effects of foreign currency fluctuations in our foreign operations are somewhat mitigated by the fact that the vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Income from continuing operations for 2004 from non-U.S. operations amounted to $8.5 million, or 13.9%, of our consolidated income from continuing operations. In addition, a total of 37.4% of our long-lived assets at December 31, 2004, were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries, including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the Euro zone, Australia and other countries in which we operate produced net currency translation adjustment gain of $19.6 million, net of tax, which was recorded as an adjustment to stockholders’ equity as an element of other comprehensive income for the year ended December 31, 2004.

Taxation

For the year ended December 31, 2004, our estimated provision for income taxes was higher than the amount computed by applying the U.S. federal and state statutory rates. This unfavorable difference is due to the impairment of non-deductible goodwill associated with our U.S. insurance group. For the year ended December 31, 2003, our estimated provision for income taxes was lower than the amount computed by applying the U.S. federal and state statutory rates. This favorable difference was due primarily to differences in the mix of the statutory rates between the United States and countries where we have permanently reinvested earnings and tax incentive programs that we have qualified for under the laws of certain jurisdictions.

Results of Continuing Operations

The following table sets forth information concerning our results of continuing operations for the years ended December 31, 2004, 2003 and 2002, also expressed as a percentage of our operating revenues for the respective periods.

		Restated	Restated		Restated	Restated
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)			(Percentage of operating revenues)
Operating revenues:
Service revenue	$2,243.0	$1,959.6	$1,724.6	64.6%	70.3%	82.2%
Home sale revenue	1,227.3	827.0	372.8	35.4%	29.7%	17.8%
Total operating revenues	3,470.3	2,786.6	2,097.4	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation expense	1,214.9	1,110.9	1,042.5	35.0%	39.9%	49.7%
Cost of homes sold	1,232.3	830.8	374.7	35.5%	29.8%	17.9%
Other direct expenses	602.4	452.0	343.8	17.4%	16.2%	16.4%
Gross margin	420.7	392.9	336.4	12.1%	14.1%	16.0%
General and administrative expense	350.0	275.2	244.0	10.1%	9.9%	11.6%
Intangibles amortization	8.4	6.2	3.9	0.2%	0.2%	0.2%
Impairments and other charges	70.2	—	4.7	2.0%	0.0%	0.2%
Curtailments and other gains	(7.0)	(3.8)	(6.6)	(0.2)%	(0.1)%	(0.3)%
Restructuring expense	2.8	—	—	0.1%	—%	—%
Operating income from continuing operations(1)	(3.7)	115.3	90.4	(0.1)%	4.1%	4.3%
Other income (expense) and minority interest	0.6	0.6	(0.7)	0.0%	0.0%	(0.0)%
Debt extinguishment expense(2)	1.8	37.6	—	0.0%	1.3%	—%
Interest expense	25.4	54.4	55.2	0.7%	1.9%	2.6%
Provision (benefit) for income taxes	5.0	7.9	(3.1)	0.2%	0.3%	(0.1)%
Income from continuing operations	$(35.3)	$16.0	$37.6	(1.0)%	0.6%	1.8%

Operating revenues:   Our operating revenues are comprised of service revenues and home sale revenues. Service revenues are derived from moving, relocation, insurance, records management and other similar services provided by our Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific and Network Services operations. Additionally, we generate home sale revenues from the sale of properties that are acquired from transferees in connection with relocation services provided by our Global Relocation Services segment.

Operating revenues from our Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific operations are comprised of amounts billed to each of our corporate, government and military and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated are for services provided under exclusive contracts with our affiliated agents and owner operators, the costs of which are included in purchased transportation expense.

Operating revenues from our Network Services segment include premiums earned for the provision of insurance coverage such as auto liability, occupational accident, physical damage and inland marine insurance coverage. Our operating revenues also include certain earned commissions for referring our clients to other insurance providers. Additionally, our operating revenues also include fees charged to independent truck drivers as members of NAIT for access to a suite of services that includes fuel, cell phone, tire services, legal assistance and retirement programs, and the provision of maintenance and repair services.

Purchased transportation expense.   Purchased transportation expense, or PTE, represents amounts paid by us to independent third parties, such as agents, owner operators, and third-party carriers for providing capabilities for the fulfillment of our customer moving and transportation needs.

•       In our Moving Services North America segment, PTE consists of amounts paid to owner operators for transportation services; packing and loading service fees as well as associated accessorial services; agent commissions; and other third-party transportation services.

•       In our Moving Services Europe and Asia Pacific segment, where we own most of our fulfillment network, our PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services provided during peak periods, and costs associated with other modes of transportation, such as ocean freight.

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

Cost of homes sold:   Our cost of homes sold represents the price we paid to purchase the home from the transferee. These costs are recognized when we close on the sale of the home with the ultimate third-party buyer.

Other direct expenses:   Other direct expenses are comprised of our own facility and equipment costs; employee labor costs; commissions paid to realtors; home closing costs and other relocation service fees. In addition, transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings are included in other direct expenses. Moving Services Europe and Asia Pacific have more significant levels of other direct expenses than our moving services operations in North America.

Gross margin:   Our gross margin in absolute terms is equal to our operating revenues less direct expenses. Gross margin as a percentage of operating revenues, or gross margin rate, is largely dependent on the mix of our services to customers, and can differ between each of our four operating segments. As discussed above, our Moving Services North America segment operates with an asset-light model, utilizing our proprietary branded network of agents and independent contractors to service our customers. This results in a significantly higher level of expenses being paid to our agents and independent contractors and thus a lower gross margin in percentage terms than our Moving Services Europe and Asia Pacific business, which predominantly utilizes an owned network to fulfill customer requirements. This is contrasted by a traditionally lower level of general and administrative costs as a percentage of our operating revenues in Moving Services North America as compared to Moving Services Europe and Asia Pacific.

Gross margin in our Global Relocation Services segment is comprised of fee revenue for various services provided, less certain direct costs associated with those service revenues. Gross margin in our Global Relocation Services segment is also comprised of home sale revenues, representing proceeds from the sale of properties to a third-party buyer less the cost of homes sold, representing the amount paid to purchase the home from a relocating transferee. For the majority of our property transactions, there is a third-party buyer contracted to purchase the home at the same time we contract to buy the home from a transferee. In these instances, home sale revenue and cost of homes sold are the same and result in zero gross margin. For approximately 11% of our property transactions, we do not have a third-party buyer contracted to purchase the home at the same time we contract to buy the home from a transferee. In these instances, the property enters our held for resale inventory and we continue to market the property. Historically, the ultimate sale of these properties results in a loss on sale of between three and four percent resulting in a negative gross margin associated with home sale revenues.

Gross margin as a percentage of operating revenues in our Network Services business also differs from that experienced in our Moving Services North America operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses) has been higher, with a proportionally higher G&A expense compared to our Moving Services North America operations.

General and administrative expense:   G&A expense includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as IT infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Global Relocation Services, Moving Services Europe and Asia Pacific and Network Services have a more significant level of G&A expense than do our operations in Moving Services North America.

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

Currency impact:   The change due to currency is calculated by taking the prior period’s results and reconverting them using the current period’s currency exchange rates and then comparing those results to the current period’s actual results excluding acquisitions.

Acquisition impact:   The change due to acquisitions is the amount of operating revenues and expenses that were generated or incurred for the periods following our acquisitions. Acquisitions in Global Relocation Services include Relocation Dynamics in March 2004, D.J. Knight in September 2004 and Executive Relocation in December 2004. Acquisitions in Moving Services Europe and Asia Pacific include Scanvan in June 2003, PRS in December 2003 and Rettenmayer in April 2004. Acquisitions in Network Services include NAIT in April, 2002 and Move-Pak in December 2003.

Organic impact:   The organic change is calculated as the total change less the change due to acquisitions and the change due to currency.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating revenues:   Our operating revenues from continuing operations were $3,470.3 million for the year ended December 31, 2004, which represents a $683.7 million, or 24.5%, increase compared to $2,786.6 million for the year ended December 31, 2003. The increase in operating revenues was primarily the result of organic growth in our Global Relocation Services, Moving Services North America and Network Services segments, as well as favorable currency exchange impacts within the Moving Services Europe and

Asia Pacific segment. Acquisitions contributed $36.6 million, $10.5 million and $14.0 million to our Moving Services Europe and Asia Pacific, Global Relocation Services and Network Services segments’ growth in operating revenues, respectively.

Gross margin:   Gross margin from continuing operations was $420.7 million for the year ended December 31, 2004, which represents a $27.8 million, or 7.1%, increase compared to $392.9 million for the year ended December 31, 2003. Gross margin increased in Global Relocation Services, Moving Services North America and Moving Services Europe and Asia Pacific by $17.9 million, $4.8 million and $24.0 million, respectively. Mitigating these increases was a decline in gross margin of $18.1 million within our Network Services segment. The increases within Global Relocation Services and Moving Services North America resulted from strong organic growth during the period. The increase in margin in Moving Services Europe and Asia Pacific was primarily attributable to favorable currency exchange rates for much of the year. Complementing the currency exchange rate impact on gross margin within Moving Services Europe and Asia Pacific were gross margin improvements attributable to the acquisitions of Scanvan in June 2003 and Rettenmayer in April 2004. Moving Services Europe and Asia Pacific experienced a slight decline in organic, or existing businesses, volume which offset the operating revenue increases due to currency fluctuations and acquisitions for the year. Our Network Services segment experienced an erosion of margin during the year primarily due to significant increases in loss reserves.

Our gross margin as a percentage of operating revenues for the year ended December 31, 2004 was 12.1%, which represents a 2.0% percentage point decrease compared to 14.1% for the year ended December 31, 2003. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

General and administrative expense:   G&A expenses attributable to continuing operations for the year ended December 31, 2004 were $350.0 million, which represents a $74.8 million, or 27.2%, increase compared to $275.2 million for the year ended December 31, 2003. The dollar increase in G&A expense is primarily due to a $28.7 million increase in salaries and benefits, a $15.9 million increase in professional fees, a $3.1 million increase in depreciation, with the remaining $27.1 million attributable to other general and administrative expenses within our Moving Services Europe and Asia Pacific segment. Costs within this segment rose $46.3 million due to increases in organic or existing operations, currency fluctuations and acquisitions that contributed $24.4 million, $13.0 million and $8.9 million to the increase, respectively. G&A expenses also increased in Global Relocation Services, Network Services, the Corporate Segment and Moving Services North America where costs increased by $4.0 million, $10.5 million, $5.3 million and $8.1 million, respectively.

In addition, for the year ended December 31, 2004, we recognized $3.4 million of non-cash stock compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003 and for option vesting extensions granted to terminated employees per the terms of their severance agreements. During the year ended December 31, 2003, we recognized $3.5 million of non-cash equity based compensation. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash equity-based compensation expense to be recognized by us in respect of these transactions is $6.0 million with an additional expense amount of $2.3 million in regards to the option vesting extensions provided to certain terminated employees. We expect to recognize $0.7 million, $0.4 million, $0.2 million and $0.1 million in each of 2005, 2006, 2007 and 2008, respectively.

Our G&A expenses as a percentage of operating revenues were 10.1% and 9.9% for the years ended December 31, 2004 and 2003, respectively. G&A costs were unfavorably impacted by the negative mix effect of growth in businesses with a higher proportion of G&A as a percentage of operating revenues, as well as a $14.3 million impact from acquisitions. Our consolidated headcount within continuing operations was 6,532 at December 31, 2004, which represents a 124 person, or 1.9%, increase from 6,408 at

December 31, 2003. Operating revenues per employee at December 31, 2004 were $531,000, which represents a $96,000, or 22.1%, increase compared to $435,000 at December 31, 2003.

We have continued to streamline our organization and initiated business process improvement projects that allowed us to hold the headcount increase below the operating revenue increase. We define operating revenues per employee as operating revenues for the year ending on the date indicated, divided by the corresponding yearly average of company-wide end-of-month employee headcount engaged in continuing operations.

Intangibles amortization:   Amortization for the year ended December 31, 2004 was $8.4 million, which represents a $2.2 million increase, compared to $6.2 million for the year ended December 31, 2003. This increase is directly related to acquisitions made in the current and previous years.

Impairments and other charges:   For the year ended December 31, 2004, we recognized $70.2 million in impairments and other charges. These charges included a $0.6 million impairment charge to write-down assets to fair value within our Fleet Services business unit within Network Services, a $66.4 million impairment charge to write-down goodwill within our Network Services segment and a $3.2 million expense to establish and expand our receivables securitization program within Global Relocation Services. There were no impairment charges to continuing operations for the year ended December 31, 2003.

Curtailment and other gains:   For the year ended December 31, 2004, we recognized $7.0 million in other gains. We sold land and buildings in our Moving Services Europe and Asia Pacific segment resulting in a gain of $5.9 million and sold a maintenance facility in our Network Services segment resulting in a gain of $1.1 million. For the year ended December 31, 2003, we recognized $3.8 million in other gains. We sold a building and our interest in a joint venture in our Moving Services Europe and Asia Pacific segment resulting in a gain of $2.6 million. In addition, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million.

Restructuring expense:   For the year ended December 31, 2004, we recognized $2.8 million in restructuring expense. In connection with the Disposal Plan and in response to declining business volumes in the United Kingdom, we are restructuring our functional support areas to re-scale resources to the needs of the ongoing operations and business environment. Seventy-two employees have been identified as part of a workforce reduction, primarily in the United Kingdom. We accrued $1.5 million for the severance benefits we will pay these employees. In addition, we exited certain U.K. facilities in September 2004 prior to lease termination dates. As a result, we recorded lease accrual charges of $1.3 million. As these costs were not directly related to the discontinued businesses, the charges were recorded in ongoing operations as components of restructuring expense. The restructuring accrual balance was $2.6 million at December 31, 2004 and is recorded as part of other current liabilities. Due to facility lease terms, remaining payments will be made through December 2005. All severance and benefit payments will be made through December 2005. For the year ended December 31, 2003, there were no restructuring plans or expenses.

Operating income (loss) from continuing operations:   Operating loss from continuing operations was $3.7 million for the year ended December 31, 2004, which represents a $119.0 million, or 103.2%, decrease compared to operating income from continuing operations of $115.3 million for the year ended December 31, 2003. Included in operating income in 2004 was $17.8 million of unanticipated charges in the fourth quarter of 2004 and $15.2 million in charges to increase insurance loss reserves during the first three quarters of 2004 due to adverse claims development and a $66.4 million impairment charge to write-down goodwill within our Network Services segment.

Debt extinguishment expense:   During the year ended December 31, 2004, we recognized $1.8 million of debt extinguishment expense associated with the retirement of $11.0 million of senior subordinated notes, consisting of $0.8 million of bond tender premium and $1.0 million of deferred debt issuance costs. This compares favorably to the year ended December 31, 2003, when we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on our senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

Interest expense:   Interest expense was $25.4 million for the year ended December 31, 2004, which represents a $29.0 million, or 53.3%, decrease compared to $54.4 million for the year ended December 31, 2003. The decrease is due primarily to the retirement of our Senior Subordinated Notes and our Senior Discount Notes, which were retired using the proceeds of our initial public offering. The retirements resulted in a $25.9 million favorable impact. The remainder of the decrease resulted from the payment of various acquisition loans and the effect of interest rate swap agreements. For the year ended December 31, 2003, we recorded $1.8 million of interest expense that had been previously treated as accretion of junior preferred stock dividends as a result of our adoption of SFAS 150. For the year ended December 31, 2003, we wrote off $1.3 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

Provision for income taxes:   For the year ended December 31, 2004, our provision for income taxes was $5.0 million based on a pre-tax loss of $30.3 million, an effective rate that is not meaningful due to the impairment of non-deductible goodwill associated with our U.S. insurance group. For the year ended December 31, 2003, our provision for income tax was $7.9 million based on pre-tax income of $23.9 million, an effective rate of 33.1%. The increase in our tax rate was primarily attributable to the write-off of non-deductible goodwill associated with our U.S. insurance group. Exclusive of the goodwill impairment charge, our provision for income taxes would have been $4.9 million based on pre-tax income of $15.4 million, an effective rate of 31.8%. In October 2004, the President signed the American Jobs Creation Act of 2004 (“the Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our Overall Domestic Reinvestment Plan as required by the Jobs Act. Our Overall Domestic Reinvestment Plan authorizes up to $500.0 million of repatriation of unremitted foreign earnings. Some of the individual dividends have not yet been finalized. We expect to repatriate an amount ranging from $79.0 million to $103.0 million with the respective tax liability ranging from $6.0 million to $8.0 million. The tax liabilities will be recorded in 2005 in the quarter in which the individual dividends were approved.

Income (loss) from continuing operations:   Loss from continuing operations was $35.3 million, or $(0.49) per share, for the year ended December 31, 2004, which represents a $51.3 million, or $0.72 per share, decrease compared to income from continuing operations of $16.0 million, or $0.23 per share, for the year ended December 31, 2003. The success of our strategy to focus on relocation services and the associated growth in operating revenues and income from continuing operations, along with the impact of our acquisitions that continue to enhance our global service offerings was offset by the goodwill impairment charge of $66.4 million recorded in our Network Services segment.

Loss from discontinued operations:   Loss from discontinued operations was $32.9 million, or $(0.46) per share, for the year ended December 31, 2004, which represents a $31.4 million, or $0.44 per share, increase compared to a $1.5 million, or $(0.02) share, loss from discounted operations for the year ended December 31, 2003. This increase was due primarily to our Disposal Plan adopted on September 9, 2004 by our Board of Directors which committed us to an exit of our North American High Value Products and homeExpress business (High Value Products Division), as well as certain other logistics businesses, including Specialized Transportation in Europe and our Transportation Solutions segment in North America. The Disposal Plan has been described more fully in Item 1 and in Note 4 of the consolidated financial statements included in Item 8 of this annual report.

Net income (loss):   Net loss was $68.2 million, or $(0.95) per share, for the year ended December 31, 2004, which represents an $82.7 million, or $1.16 per share, decrease compared to net income of $14.5 million, or $0.21 per share, for the year ended December 31, 2003. This decrease was due to the $31.4 million, or $0.44 per share, increase in loss on discontinued operations and the $58.4 net of tax benefit, or $0.81 per share, impairment charge to write-off goodwill within our Network Services segment.

Segment Analysis

The following table sets forth information with respect to our segments for the years ended December 31, 2004 and 2003:

	2004
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues:
Service revenue	$238.3	$1,311.1	$482.8	$210.8	$—	$2,243.0
Home sale revenue	1,227.3	—	—	—	—	1,227.3
Total operating revenues	1,465.6	1,311.1	482.8	210.8	—	3,470.3
Operating expenses:
Purchased transportation expense	—	1,087.8	127.1	—	—	1,214.9
Cost of home sales	1,232.3	—	—	—	—	1,232.3
Other direct expenses	155.5	90.8	184.2	170.7	1.2	602.4
Gross margin	$77.8	$132.5	$171.5	$40.1	$(1.2)	$420.7
Gross margin as a percentage of operating revenues	5.3%	10.1%	35.5%	19.0%	—	12.1%
Operating income (loss) from continuing operations	$27.4	$32.8	$8.0	$(61.2)	$(10.7)	$(3.7)

	2003
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	Restated (Dollars in millions)
Operating revenues:
Service revenue	$166.2	$1,222.4	$401.5	$169.5	$—	$1,959.6
Home sale revenue	827.0	—	—	—	—	827.0
Total operating revenues	993.2	1,222.4	401.5	169.5	—	2,786.6
Operating expenses:
Purchased transportation expense	—	1,015.6	95.3	—	—	1,110.9
Cost of home sales	830.8	—	—	—	—	830.8
Other direct expenses	102.4	79.1	158.8	111.3	0.4	452.0
Gross margin	$60.0	$127.7	$147.4	$58.2	$(0.4)	$392.9
Gross margin as a percentage of operating revenues	6.0%	10.4%	36.7%	34.3%	—	14.1%
Operating income (loss) from continuing operations	$18.5	$37.9	$29.7	$33.8	$(4.6)	$115.3
Key Performance Indicators, 2004 vs. 2003:
Percent change in operating revenues	47.6%	7.3%	20.2%	24.4%	—	24.5%
Percentage point change in gross margin as a percentage of operating revenues	(0.7)	(0.3)	(1.2)	(15.3)	—	(2.0)

Global Relocation Services

Operating revenues were $1,465.6 million for the year ended December 31, 2004, which represents a $472.4 million, or 47.6%, increase compared to $993.2 million for the year ended December 31, 2003.

The strong revenue growth was primarily the result of a 34.7% increase in the number of fixed fee home closings (the completion of a relocation transaction) in the year ended December 31, 2004, as we continued to gain share in the relocation market. Average fixed fee home values rose 11.7% in 2004, a reflection of both general housing market strength and the mix impact that resulted from winning large accounts with transaction volumes between geographic areas with higher average home values. In 2004, we added companies such as Dell, CSX, Delphi, Textron and 3M to our client base.

		2004	2003	YOY Change
Fixed Fee	Initiations	5,716	4,132	38.3%
	Closings	4,302	3,193	34.7%
Traditional	Initiations	5,374	4,741	13.4%
	Closings	4,025	3,640	10.6%

Gross margin was $77.8 million for the year ended December 31, 2004, representing a $17.8 million, or 29.7%, increase compared to $60.0 million for the year ended December 31, 2003. Gross margin as a percentage of operating revenues was 5.3% for the year ended December 31, 2004, which represents a 0.7 percentage point decrease compared to 6.0% for the year ended December 31, 2003. This reflects a shift in product mix toward fixed fee relocations, which, despite contributing higher gross margin dollars per transaction, carry a lower gross margin rate than our traditional relocation services.

Gross margin on our home sale revenue for the year ended December 31, 2004 was a loss of $5.0 million, which represents a $1.2 million decrease compared to a loss of $3.8 million for the year ended December 31, 2003, and reflects our loss on homes sold. Gross margin on service revenue was $82.8 million in 2004, representing a $19.0 million or a 29.8% increase compared to $63.8 million in 2003.

G&A expenses were $41.6 million for the year ended December 31, 2004, which represents a $4.0 million, or 10.6%, increase compared to $37.6 million for the year ended December 31, 2003. The majority of this increase was driven by the impact of acquisitions of $3.8 million. Intangibles amortization expense increased from $3.9 million for the year ended December 31, 2003 to $5.6 million for the year ended December 31, 2004 due to our acquisitions of PRS, RDI, DJK and ERC. We incurred $3.2 million of other charges for the year ended December 31, 2004 to establish and expand our receivables securitization program.

Operating income from continuing operations was $27.4 million for the year ended December 31, 2004, which represents an $8.9 million, or 48.1%, increase compared to $18.5 million for the year ended December 31, 2003. Operating income from continuing operations as a percent of operating revenues was 1.9% for the year ended December 31, 2004, the same as the year ended December 31, 2003.

Moving Services North America

Operating revenues were $1,311.1 million for the year ended December 31, 2004, which represents an $88.7 million, or 7.3%, increase compared to $1,222.4 million for the year ended December 31, 2003. The increase in operating revenues was driven primarily by an organic increase of $85.2 million, as discussed below. The remainder of the increase was due to favorable currency impacts.

The increase in operating revenues was driven by a 3.6% increase in moving shipments for the year, highlighted by a return to growth of the corporate segment, where shipments increased 5.3% compared to

2003 levels. Also contributing to revenue growth was a 5% increase in moving revenue per shipment due to strong pricing environments in the consumer and military channels. These strong moving fundamentals more than offset an $8.8 million decline in the special products portion of this segment.

Gross margin was $132.5 million for the year ended December 31, 2004, which represents a $4.8 million, or 3.8%, increase compared to $127.7 million for the year ended December 31, 2003. The gross margin as a percentage of operating revenues was 10.1% for the year ended December 31, 2004, which represents a 0.3 percentage point decrease compared to 10.4% for the year ended December 31, 2003. The decline in gross margin rate was primarily driven by higher claims expense experienced in the fourth quarter of 2004. Our network resources (transportation equipment, drivers and crews) were insufficient to handle the strong volumes experienced in the peak summer season, resulting in the use of alternative capacity sources to service a portion of the demand, which required more handling and typically result in a higher claim rate.

G&A expenses were $99.7 million for the year ended December 31, 2004, which represents an $8.7 million, or 9.6%, increase compared to $91.0 million for the year ended December 31, 2003. In the fourth quarter of 2004, we incurred $2.1 million of unanticipated charges associated with certain legal matters. The remainder of the increase was driven by higher allocated support costs, as well as incremental investments in sales and marketing. In addition, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million for the year ended December 31, 2003.

Operating income from continuing operations was $32.8 million for the year ended December 31, 2004, which represents a $5.1 million, or 13.4%, decrease compared to $37.9 million for the year ended December 31, 2003. Driving the decrease was higher G&A costs, which offset an increase in gross margin.

Moving Services Europe and Asia Pacific

Operating revenues were $482.8 million for the year ended December 31, 2004, which represents an $81.3 million, or 20.2%, increase compared to $401.5 million for the year ended December 31, 2003.

The increase in operating revenues is primarily a result of $49.6 million of favorable currency impact and $36.6 million of acquisition impact. Excluding currency and acquisition impacts, operating revenues decreased 1.2%, reflecting modest growth in Asia Pacific which was more than offset by a significant decline in the U.K. market in the second half of 2004 due to a marked slowdown in the volume of home sale transactions.

Gross margin was $171.5 million for the year ended December 31, 2004, which represents a $24.1 million, or 16.4%, increase compared to $147.4 million for the year ended December 31, 2003. The gross margin as a percentage of operating revenues was 35.5% for the year ended December 31, 2004, which represents a 1.2 percentage point decrease compared to 36.7% for the year ended December 31, 2003, reflecting negative fixed cost leverage associated with the moving business in the United Kingdom.

G&A expenses were $166.2 million for the year ended December 31, 2004, which represents a $46.3 million, or 38.6%, increase compared to $119.9 million for the year ended December 31, 2003. Contributing to the increase in expenses was $13.0 million of unfavorable currency movements and a $9.0 million increase related to acquisitions. In the fourth quarter of 2004, we incurred $2.2 million of unanticipated charges to write-off a receivable related to a previous asset sale due to an obligor’s bankruptcy. The remainder of the increase was driven primarily by investments made in our European business to enhance sales and marketing capability and centralize operating activities. Intangibles amortization expense increased from $0.3 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004 due to our acquisitions of Scanvan and Rettenmayer. For the year ended December 31, 2004, we recognized $5.9 million in other gains due to the sale of land and buildings. For the year ended December 31, 2003, we recognized $2.6 million in other gains due to the sale of a building and our interest in a joint venture.

Operating income from continuing operations was $8.0 million for the year ended December 31, 2004, which represents a $21.7 million, or 73.1%, decrease, compared to $29.7 million for the year ended December 31, 2003.

Network Services

Operating revenues were $210.8 million for the year ended December 31, 2004, which represents a $41.3 million, or 24.4%, increase compared to $169.5 million for the year ended December 31, 2003. This growth is primarily attributable to a 21.1% increase in membership in the National Association of Independent Truckers (“NAIT”), as well as the impact of the acquisition of the Move-Pak Insurance Brokers business (“Move-Pak”) from Hayden-Boettcher & Co., Inc.

Gross margin was $40.1 million for the year ended December 31, 2004, which represents an $18.1 million, or 31.1%, decrease compared to $58.2 million for the year ended December 31, 2003. The decline in gross margin dollars was primarily attributable to $21.5 million in charges to increase insurance loss reserves due to adverse claims development. As a result, gross margin as a percentage of operating revenues was 19.0% for the year ended December 31, 2004, which represents a 15.3 percentage point decrease compared to 34.3% for the year ended December 31, 2003.

G&A expenses were $33.0 million for the year ended December 31, 2004, which represents a $10.5 million, or 46.7%, increase compared to $22.5 million for the year ended December 31, 2003. The increase in G&A expenses was primarily attributable to an increase in bad debt provisions, the Move-Pak acquisition, and additional IT-related depreciation. Intangibles amortization expense increased from $1.9 million for the year ended December 31, 2003 to $2.4 million for the year ended December 31, 2004 due to our acquisition of Move-Pak. For the year ended December 31, 2004, we recognized a $0.6 million impairment charge to write-down assets to fair value within our Fleet Services business unit, a $66.4 million impairment charge to write-down goodwill within our U.S. insurance group and recorded a $1.1 million gain on a maintenance facility we sold within the Fleet Services business unit. The goodwill impairment of our U.S. insurance group was due to lower 2004 operating results associated with adverse claims development and reinsurance commission and bad debt expenses combined with consideration of the estimated financial impact of a likely ratings downgrade of our U.S. insurance operations.

Operating loss from continuing operations was $61.2 million for the year ended December 31, 2004, representing a $95.0 million, or 281.1%, decrease compared to operating income from continuing operations of $33.8 million for the year ended December 31, 2003.

Corporate

For the year ended December 31, 2004, we incurred $10.7 million of corporate expense, representing a $6.1 million increase compared to $4.6 million for the year ended December 31, 2003. In the fourth quarter of 2004, we incurred $2.0 million of unanticipated charges related to certain former employees’ severance agreements. The remainder of the increase was primarily attributable to a $4.1 million increase in professional fees, of which $2.7 million were Sarbanes-Oxley related expenditures.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating revenues:   Our operating revenues were $2,786.6 million for the year ended December 31, 2003, which represents a $689.2 million, or 32.9%, increase compared to $2,097.4 million for the year ended December 31, 2002.

Revenue increased across all operating segments. Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Network Services experienced growth in revenue of $535.9 million, $60.1 million, $51.3 million, and $41.9 million, respectively, during the year ended December 31, 2003, as compared to the previous year. Our Global Relocation Services segment experienced strong growth from continued expansion of organic operations, which accounted for $535.7 million of the year over year revenue growth within this segment. The revenue increase in Moving Services North America was due to an increase in revenue per shipment, which offset a decline of 3.1% in the volume of shipments within our U.S. based moving services channels. Within our Moving Services Europe and Asia Pacific segment, increases in revenue were primarily attributable to the favorable currency exchange rates we experienced throughout most of 2003. Also contributing to the revenue increase in Moving Services Europe and Asia Pacific was the June 2003 acquisition of Scanvan. Revenue increased in Network Services due to strong organic growth within the insurance services business.

Gross margin:   Gross margin was $392.9 million for the year ended December 31, 2003, which represents a $56.5 million, or 16.8%, increase compared to $336.4 million for the year ended December 31, 2002. The growth in gross margin dollars was due to an overall increase in operating revenues driven by the growth in our Relocation Services and Network Services segments, an overall improvement in gross margin rate and a $14.4 million favorable currency impact.

Our gross margin as a percentage of operating revenues for the year ended December 31, 2003 was 14.1%, which represents a 1.9 percentage point decrease compared to 16.0% for the year ended December 31, 2002. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

General and administrative expense:   G&A expenses for the year ended December 31, 2003 were $275.2 million, which represents a $31.2 million, or 12.8%, increase compared to $244.0 million for the year ended December 31, 2002. The dollar increase in G&A expense is primarily due to additional costs due to acquisitions of $5.3 million, as well as $12.0 million of unfavorable currency impact. In addition, for the year ended December 31, 2003, we recognized $3.5 million of non-cash stock compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. There was no equity-based compensation expense for the year ended December 31, 2002.

Our G&A expenses as a percentage of operating revenues were 9.9% and 11.6% for the years ended December 31, 2003 and 2002, respectively. The improvement in G&A expenses was partially due to the favorable impact of $2.8 million from the reversal to income of unclaimed accounts receivable credits. Our consolidated headcount within continuing operations was 6,408 at December 31, 2003, which represents a 220 person, or 3.6%, increase from 6,188 at December 31, 2002. Operating revenues per employee at December 31, 2003 were $435,000, which represents a $96,000, or 28.3%, increase compared to $339,000 at December 31, 2002.

We have both streamlined our organization and initiated business process improvement projects that allowed us to hold the headcount increase below the operating revenues increase. We define operating revenues per employee as operating revenues for the year ending on the date indicated, divided by the corresponding yearly average of company-wide end-of-month employee headcount engaged in continuing operations.

Intangibles amortization:   Amortization for the year ended December 31, 2003 was $6.2 million, which represents a $2.3 million increase compared to $3.9 million for the year ended December 31, 2002. This increase is directly related to the acquisitions made in the current and prior years.

Impairments and other charges:   There were no impairments and other charges to continuing operations for the year ended December 31, 2003. We recognized $4.7 million in other charges for the year ended December 31, 2002, related to the December 2002 SIRVA headquarters move.

Curtailment and other gains:   For the year ended December 31, 2003, we recognized $3.8 million in other gains. We sold a building and our interest in a joint venture in our Moving Services Europe and Asia Pacific segment resulting in a gain of $2.6 million. In addition, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million. For the year ended December 31, 2002, we recognized $6.6 million in curtailment and other gains consisting of a $3.6 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits and a $3.0 million gain from the sale of our U.K. industrial moving business.

Restructuring expense:   For the years ended December 31, 2003 and 2002, there were no restructuring plans or expenses impacting income.

Operating income from continuing operations:   Operating income from continuing operations was $115.3 million for the year ended December 31, 2003, which represents a $24.9 million, or 27.5%, increase compared to $90.4 million for the year ended December 31, 2002. The increase is due to the improved operating results in most of our businesses, caused, in part, by the year-over-year operating revenue growth following our acquisitions, and a reduction in G&A expenses as a percentage of operating revenues.

Debt extinguishment expense:   In connection with our initial public offering of our common stock, for the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on our senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

Interest expense:   Interest expense was $54.4 million for the year ended December 31, 2003, which represents an $0.8 million, or 1.4%, decrease compared to $55.2 million for the year ended December 31, 2002. The decrease is due primarily to lower interest rates. For the year ended December 31, 2003, we recorded $1.8 million of interest expense that had been previously treated as accretion of junior preferred stock dividends as a result of our adoption of SFAS 150. For the year ended December 31, 2003, we wrote off $1.3 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

Provision (benefit) for income taxes:   For the year ended December 31, 2003, our estimated provision for income taxes was $7.9 million based on pre-tax income of $23.9 million, an effective tax rate of 33.1%. For the year ended December 31, 2002, our estimated benefit for income taxes was $3.1 million based on pre-tax income of $34.5 million. Excluding a reversal of a tax valuation allowance of $14.0 for the year ended December 31, 2002, the effective tax rate was 31.6%. The increase in our tax rate is primarily due to differences in the statutory rates between the United States and countries where we have reinvested earnings.

Income from continuing operations:   Income from continuing operations was $16.0 million, or $0.23 per share, for the year ended December 31, 2003, which represents a $21.6 million, or $0.43 per share, decrease compared to a $37.6 million, or $0.66 per share, income from continuing operations for the year ended December 31, 2002. This decrease was due to debt extinguishment and stock compensation expense, partially offset by the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from continuing operations, along with the impact of our acquisitions, which continue to enhance our global service offering. The expenses related to our November 2003 initial public offering and recapitalization were $28.0 million after tax, or $0.46 per share.

Loss on discontinued operations:   Loss from discontinued operations was $1.5 million, or $(0.02) per share, for the year ended December 31, 2003, which represents a $3.6 million, or $0.08 per share, decrease compared to a $5.1 million, or $(0.10) share, loss from discontinued operations for the year ended December 31, 2002. This increase was due primarily to a reduction in general and administrative expenses in 2003 compared to 2002.

Net income:   Net income was $14.5 million, or $0.21 per share, for the year ended December 31, 2003, which represents a $18.0 million, or $0.35 per share, decrease compared to net income of $32.5 million, or $0.56 per share, for the year ended December 31, 2002. This decrease was due to a decline in operating income, the results of discontinued operations and the tax valuation allowance reversal in 2002 offset by a slight reduction in interest expense.

Segment Analysis

The following table sets forth information with respect to our segments for the years ended December 31, 2003 and 2002:

	2003
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	Restated (Dollars in millions)
Operating revenues:
Service revenue	$166.2	$1,222.4	$401.5	$169.5	$—	$1,959.6
Home sale revenue	827.0	—	—	—	—	827.0
Total operating revenues	993.2	1,222.4	401.5	169.5	—	2,786.6
Operating expenses:
Purchased transportation expense	—	1,015.6	95.3	—	—	1,110.9
Cost of home sales	830.8	—	—	—	—	830.8
Other direct expenses	102.4	79.1	158.8	111.3	0.4	452.0
Gross margin	$60.0	$127.7	$147.4	$58.2	$(0.4)	$392.9
Gross margin as a percentage of operating revenues	6.0%	10.4%	36.7%	34.3%	—	14.1%
Operating income (loss) from continuing operations	$18.5	$37.9	$29.7	$33.8	$(4.6)	$115.3

	2002
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	Restated (Dollars in millions)
Operating revenues:
Service revenue	$84.5	$1,162.3	$350.2	$127.6	$—	$1,724.6
Home sale revenue	372.8	—	—	—	—	372.8
Total operating revenues	457.3	1,162.3	350.2	127.6	—	2,097.4
Operating expenses:
Purchased transportation expense	—	957.5	85.0	—	—	1,042.5
Cost of home sales	374.7	—	—	—	—	374.7
Other direct expenses	47.9	76.1	135.1	84.5	0.2	343.8
Gross margin	$34.7	$128.7	$130.1	$43.1	$(0.2)	$336.4
Gross margin as a percentage of operating revenues	7.6%	11.1%	37.2%	33.8%	—	16.0%
Operating income (loss) from continuing operations	$10.2	$34.5	$24.7	$22.3	$(1.3)	$90.4
Key Performance Indicators, 2003 vs. 2002:
Percent change in operating revenues	117.2%	5.2%	14.7%	32.8%	—	32.9%
Percentage point change in gross margin as a percentage of operating revenues	(1.6)	(0.7)	(0.5)	0.5	—	(1.9)

Global Relocation Services

Operating revenues were $993.2 million for the year ended December 31, 2003, which represents a $535.9 million, or 117.2%, increase compared to $457.3 million for the year ended December 31, 2002.

The increase in operating revenue within our relocation services business is due to the significant growth of SIRVA Relocation since the acquisition of CRS by SIRVA. Reflecting the successful integration of CRS into SIRVA Relocation, the number of corporate relocation initiations involving more than simple household goods movement increased by 22.1% during the year ended December 31, 2003 compared to the year ended December 31, 2002. For comparative purposes, the number of initiations includes four months of operating data for CRS in 2002 prior to the acquisition.

Gross margin was $60.0 million for the year ended December 31, 2003, representing a $25.3 million, or 72.9%, increase compared to $34.7 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year effect of the CRS acquisition, which occurred in May 2002, and the margin associated with the growth that has been achieved since the acquisition. Gross margin as a percentage of operating revenues was 6.0% for the year ended December 31, 2003, which represents a 1.6 percentage point decrease compared to 7.6% for the year ended December 31, 2002. This reflects a shift in product mix within our relocation services towards a higher percentage of fixed fee relocations, which have a lower margin than our traditional relocation services.

Gross margin on our home sale revenue for the year ended December 31, 2003 was a loss of $3.8 million, which represents a $1.9 million decrease compared to a loss of $1.9 million for the year ended December 31, 2002, and reflects our loss on homes sold. Gross margin on service revenue was $63.8 million in 2003, representing a $27.2 million or 74.3% increase from $36.6 million in 2002. Results in 2003 reflect a full year of activity, following the purchase of Rowan Simmons in July 2002.

G&A expenses were $37.6 million for the year ended December 31, 2003, which represents a $15.5 million, or 70.1%, increase compared to $22.1 million for the year ended December 31, 2002. The majority of this increase was driven by additional staffing to support organic revenue growth, as well as, the full year affect of the CRS acquisition that occurred in May 2002. Intangibles amortization expense increased from $2.4 million for the year ended December 31, 2002 to $3.9 million for the year ended December 31, 2003 due to our acquisitions of CRS and Rowan Simmons.

Operating income from continuing operations was $18.5 million for the year ended December 31, 2003, which represents an $8.3 million, or 81.4%, increase compared to $10.2 million for the year ended December 31, 2002, reflecting the gross margin gains associated with the CRS acquisition and the subsequent growth of SIRVA Relocation offset in part by the G&A costs associated with the acquired business.

Moving Services North America

Operating revenues were $1,222.4 million for the year ended December 31, 2003, which represents a $60.1 million, or 5.2%, increase compared to $1,162.3 million for the year ended December 31, 2002.

The increase in operating revenues is primarily a result of strong increases in revenue within our Allied and North American brands. Offsetting this increase was a decrease of $20.3 million in operating revenue within our non-household goods moving businesses.

Gross margin was $127.7 million for the year ended December 31, 2003, which represents a $1.0 million, or 0.8%, decrease compared to $128.7 million for the year ended December 31, 2002. The margin decline is primarily the result of a change in the mix of revenue types. While overall revenue increased $60.1 million, linehaul revenue decreased $9.9 million, with accessorial revenue increasing

$70.0 million. Linehaul revenue is the revenue associated with the core household goods move from origin location to destination location and is the revenue stream from which we retain the van line’s margin. Because this revenue declined in 2003, our margins also declined. Accessorial services are additional services associated with a household goods move such as packing, unpacking and storage. These services are principally provided by our agents, with nearly all revenue commissioned to them. Gross margin as a percentage of operating revenues was 10.4% for the year ended December 31, 2003, which represents a 0.7 percentage point decrease compared to 11.1% for the year ended December 31, 2002. The margin rate decline is primarily the result of a higher percentage of accessorial revenues to total revenues. Accessorial revenues as a percentage of total revenues were 36.6% for the year ended December 31, 2003 as compared to 32.5% for the year ended December 31, 2002.

G&A expenses were $91.0 million for the year ended December 31, 2003, which represents a $2.3 million, or 2.5%, decrease compared to $93.3 million for the year ended December 31, 2002. The majority of this improvement was due to cost containment initiatives and the favorable impact of $2.8 million from the reversal to income of unclaimed accounts receivable credits and $2.7 million associated with standardizing employee benefit programs. G&A costs were negatively impacted by $1.6 million of outside legal expenses associated with the DOJ investigation and severance costs of $1.7 million. We recognized $3.8 million in other charges for the year ended December 31, 2002, related to the December 2002 SIRVA headquarters move. There were no impairments or other charges in 2003. For the year ended December 31, 2003, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million. For the year ended December 31, 2002, we recognized a $2.9 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits.

Operating income from continuing operations was $37.9 million for the year ended December 31, 2003, which represents a $3.4 million, or 9.9%, increase compared to $34.5 million for the year ended December 31, 2002. The improvement was primarily due to G&A costs that were lower for the year ended December 31, 2003.

Moving Services Europe and Asia Pacific

Operating revenues were $401.5 million for the year ended December 31, 2003, which represents a $51.3 million, or 14.7%, increase compared to $350.2 million for the year ended December 31, 2002.

The increase in operating revenues is primarily a result of $42.9 million of favorable currency impact as, during the year ended December 31, 2003, the average value of the British pound sterling, the Australian dollar and the euro were stronger by 8.8%, 19.9% and 19.7%, respectively, as compared to the U.S. dollar for the year ended December 31, 2002. The remainder of the increase was the result of the continued expansion of our records management business and strategic acquisitions completed to enhance our European growth platform offset by the divestiture of a non-core industrial moving business in the United Kingdom.

Gross margin was $147.4 million for the year ended December 31, 2003, which represents a $17.3 million, or 13.3%, increase compared to $130.1 million for the year ended December 31, 2002. The dollar increase is primarily due to $13.6 million of favorable currency impact and the Scanvan acquisition, which offset organic declines in other European business units. Gross margin as a percentage of operating revenues was 36.7% for the year ended December 31, 2003, which represents a 0.5 percentage point decrease compared to 37.2% for the year ended December 31, 2002, reflecting U.K. domestic business price pressures partially offset by growth in records management and the 2002 divestiture of a low-margin industrial moving business in the United Kingdom.

G&A expenses were $119.9 million for the year ended December 31, 2003, which represents an $11.6 million, or 10.7%, increase compared to $108.3 million for the year ended December 31, 2002.

Contributing to the increase in expenses was $11.3 million of unfavorable currency movements and $1.0 million in outside legal expenses in relation to the European antitrust investigation. Intangibles amortization expense increased from $0.1 million for the year ended December 31, 2002 to $0.3 million for the year ended December 31, 2003 due to our acquisitions of Maison Huet and Scanvan. For the year ended December 31, 2003, we recognized $2.6 million in other gains due to the sale of our Sydney, Australia facility and our investment in a joint venture. For the year ended December 31, 2002, we recognized $3.0 million in other gains due to the divestiture the industrial moving business in the United Kingdom.

Operating income from continuing operations was $29.7 million for the year ended December 31, 2003, which represents a $5.0 million, or 20.2%, increase compared to $24.7 million for the year ended December 31, 2002. This increase was primarily driven by higher gross margins and lower G&A costs as a percentage of operating revenues, reflecting the results of a strict cost-control program imposed.

Network Services

Operating revenues were $169.5 million for the year ended December 31, 2003, which represents a $41.9 million, or 32.8%, increase compared to $127.6 million for the year ended December 31, 2002. This growth is primarily attributable to the inclusion of NAIT for a full twelve months in the 2003 period compared to only nine months in 2002, and the integration of NAIT into SIRVA, which has enabled us to offer our pre-existing range of fleet and insurance services to the NAIT membership base. In addition to the growth in our client base, operating revenues increased due to the insurance environment subsequent to September 11, 2001, which generally resulted in certain premiums increasing in the year ended December 31, 2003 compared to the year ended December 31, 2002.

Gross margin was $58.2 million for the year ended December 31, 2003, which represents a $15.1 million, or 35.0%, increase compared to $43.1 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the significant growth of NAIT since its acquisition by us, which occurred at the beginning of April 2002. Gross margin as a percentage of operating revenues was 34.3% for the year ended December 31, 2003, which represents a 0.5 percentage point increase compared to 33.8% for the year ended December 31, 2002. This impact was driven by the substantial increase in our independent contractor insurance portfolio, which has higher gross margin rate characteristics than our agent and small fleet insurance packages as well as our fleet maintenance operations.

G&A expenses were $22.5 million for the year ended December 31, 2003, which represents a $3.2 million, or 16.6%, increase compared to $19.3 million for the year ended December 31, 2002. The majority of this increase was driven by additional staffing to support organic revenue growth, as well as, the full year affect of the NAIT acquisition that occurred in April 2002. Intangibles amortization expense increased from $1.4 million for the year ended December 31, 2002 to $1.9 million for the year ended December 31, 2003 due to our acquisition of NAIT. For the year ended December 31, 2002, we recognized  $0.8 million in other charges related to the December 2002 SIRVA headquarters move. There were no impairments or other charges in 2003. For the year ended December 31, 2002, we recognized a $0.7 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits. There were no curtailment or other gains in 2003.

Operating income from continuing operations was $33.8 million for the year ended December 31, 2003, representing an $11.5 million, or 51.6%, increase compared to $22.3 million for the year ended December 31, 2002. This increase reflects the gross margin gains associated with the acquisition and subsequent growth of NAIT, growth in our existing business, higher overall premium rates due to market conditions and G&A expense efficiencies driven by our progressive integration of our network services operations and increased investment income.

Corporate

For the year ended December 31, 2003, we incurred $4.6 million of corporate expense composed of $3.5 million of non-cash equity-based compensation expense and $1.1 million of general corporate expenses. The non-cash stock compensation expense is related to stock subscriptions and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. For the year ended December 31, 2002, we incurred $1.3 million of general corporate expenses, and had no non-cash stock compensation expense.

Results of Discontinued Operations

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan involving our North American High Value Products and homeExpress business (High Value Products Division or “HVP”), as well as certain other logistics businesses, which included Specialized Transportation in Europe and Transportation Solutions in North America. On September 9, 2004, we executed an agreement to sell our High Value Products Division to a group of our NAVL agents. Concurrently, we also announced our intention to sell our Specialized Transportation business in Europe (“STEU”) and our Transportation Solutions (“TS”) segment. The sale of HVP was completed October 30, 2004, the sale of STEU was completed on February 1, 2005, and the sale of TS was completed on August 5, 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exit us from our asset intensive logistics businesses globally.

This table sets forth information concerning our results of discontinued operations for the years ended December 31, 2004, 2003 and 2002, also expressed as a percentage of operating revenues for the respective periods.

	2004	Restated 2003	Restated 2002	2004	Restated 2003	Restated 2002
	(Dollars in millions)			(Percentage of operating revenues)
Operating revenues	$370.0	$401.2	$404.0	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation expense	187.4	193.1	196.3	50.7%	48.1%	48.6%
Other direct expenses	112.5	123.3	123.1	30.4%	30.7%	30.5%
Gross margin	70.1	84.8	84.6	18.9%	21.2%	20.9%
General and administrative expense	76.0	82.1	85.1	20.5%	20.5%	21.0%
Discontinued operations charges	44.2	—	—	11.9%	—%	—%
Operating income (loss)	(50.1)	2.7	(0.5)	(13.5)%	0.7%	(0.1)%
Interest and non-operating expense	1.8	6.1	6.0	0.5%	1.5%	1.5%
(Benefit) for income taxes	(19.0)	(1.9)	(1.4)	(5.1)%	(0.4)%	(0.3)%
Net loss from discontinued operations	$(32.9)	$(1.5)	$(5.1)	(8.9)%	(0.4)%	(1.3)%

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

Revenues:   Revenues were $370.0 million for the year ended December 31, 2004, a decline of $31.2 million, or 7.8%, from $401.2 million for the year ended December 31, 2003. The decline was due to a $39.2 million decrease in organic operations, partially offset by a $8.0 million currency gain. There was no impact from acquisitions. Revenue declined $1.6 million, $34.7 million, and $2.9 million in TS, HVP and STEU, respectively.

Operating Income (Loss) From Discontinued Operations:   The operating loss from discontinued operations was $50.1 million for the year ended December 31, 2004, a decline of $52.8 million from the $2.7 million income from discontinued operations for the prior year. Income declined $8.6 million organically with the remainder of the decrease due to $44.2 million of discontinued operations charges. Excluding charges, income from discontinued operations declined $2.7 million for TS, $1.2 million for STEU and $4.7 million from HVP. Discontinued operations charges include $20.2 million of asset impairments, $9.9 million of facilities lease accruals, $3.4 million in severance accruals, $5.0 million in trailer lease accruals and $5.7 million in contract termination and other accrued closing costs.

Income Tax:   For the year ended December 31, 2004, our estimated income tax benefit for discontinued operations was $19.0 million based on a pre-tax loss of $51.9 million, producing an effective tax rate of 36.6%. For the year ended December 31,  2003, our estimated income tax benefit for discontinued operations was $1.9 million on a pretax loss of $3.4 million, producing an effective tax rate of 55.9%. The high effective tax rate in 2003 was due to the reversal of a tax contingency reserve of $0.7 million in the STEU business unit.

Year ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenues:   Revenues were $401.2 million for the year ended December 31, 2003, a decline of $2.8 million, or 0.7%, from $404.0 million for the year ended December 31, 2002. A decrease in organic revenue of $12.1 million was partially offset by a $9.3 million currency gain. There was no impact from acquisitions. Revenue declined $2.6 million and $15.6 million in TS and HVP, respectively, while growing $6.1 million in STEU.

Operating Income (Loss) From Discontinued Operations:   The operating income from discontinued operations was $2.7 million for the year ended December 31, 2003, an increase of $3.2 million from the $0.5 million operating loss from discontinued operations for the prior year. $3.1 million of the increase was due to organic operations, while the remainder was due to currency gains.

Income Tax:   For the year ended December 31, 2003, our estimated income tax benefit for discontinued operations was $1.9 million based on a pre-tax loss of $3.4 million, producing an effective tax rate of 55.9%. For the year ended December 31, 2002, our estimated income tax benefit for discontinued operations was $1.4 million on a pretax loss of $6.5 million, producing an effective tax rate of 21.5%. The high effective tax rate in 2003 was due to the reversal of a tax contingency reserve of $0.7 million in the STEU business unit.

Financial Condition

The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities

Net cash provided by operating activities was $159.3 million, $79.6 million and $67.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Our operating cash flows increased by $79.7 million in 2004, driven largely by a $94.7 million source of funds as a result of the initial securitization of certain relocation assets purchased in conjunction with our acquisition of Executive Relocation Corporation in December 2004. Net income, adjusted for the non-cash impact of depreciation and amortization, stock compensation expense, deferred income taxes and impairment of goodwill and other assets decreased by $21.1 million from 2003 to 2004 partially offsetting the impact of the receivable securitization. Adjustments to reconcile net income for the impact of the amortization and write-off of deferred debt issuance expense and loss on bond extinguishment were $37.4 million lower in 2004 than in 2003. There was a $61.8 million increase in cash flow from operating activities due to changes in accounts and notes receivable (excluding the initial impact of Executive Relocation acquisition) and changes in other assets and liabilities used $19.3 million more cash in 2004 than in 2003. All other impacts resulted in a net increase in cash flow of $1.0 million versus the prior year.

Net cash from operating activities increased $12.2 million in 2003 compared with 2002. Net income, adjusted for the non-cash impact of depreciation and amortization, stock compensation expense, deferred income taxes and impairment of goodwill and other assets increased by $6.3 million. The 2003 results also reflected an impact of $37.6 million in adjustments for the increase in the amortization and write-off of deferred debt issuance expense and the loss on bond extinguishment. The 2003 results reflected a $9.2 million increase in net cash used to grow accounts and notes receivable and changes in other assets and liabilities (current and long-term) and an increase of $21.3 to finance relocation properties related assets and liabilities. Al l other impacts resulted in a net decrease in cash flow of $1.2 million versus 2002.

In May 2002, we acquired CRS, which added a new cash flow dimension to our business. As part of our relocation product offering, we provide home equity advances to relocating corporate employees, sometimes purchase the employees’ homes under buyout programs and provide mortgage loans for home purchases. In the United Kingdom and for traditional relocation in the United States, the corporate customer guarantees us repayment of these amounts to the extent proceeds from the home sale are insufficient.

These equity advances, purchased homes and mortgages are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes and mortgage loans is low. For internal purposes, we treat the associated financing as a current liability, not as debt. This current liability moves in tandem with the corresponding current assets, with minimal resulting net effect on cash flow.

For internal management purposes, we use a measure of “free cash flow”. This measure starts with cash flow provided from operating activities as reported in our statements of cash flows and prepared in accordance with GAAP. To cash flow from operations, we add the net change in warehouse facilities, the changes in relocation financing activities, capital expenditures on property and equipment and cash payments to agents. Cash proceeds from the sale of property and equipment are netted in the measure of free cash flow with cash expenditures for these same capital items. We include the cash flows from mortgage warehouse facilities and relocation financing activities within the measure of cash flow activity, because we feel these activities are essentially cash flow neutral since they move in tandem with the change in mortgage and relocation properties held for sale.

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

We reconcile free cash flow to cash flow provided by operating activities for the years ended December 31, 2004, 2003 and 2002 as follows:

		Restated	Restated
	2004	2003	2002
	(Dollars in millions)
Cash flow provided by operating activities	$159.3	$79.6	$67.4
Change in mortgage and relocation facilities	23.5	34.8	18.2
Capital expenditures	(35.5)	(28.6)	(33.5)
Other investing activities	12.8	4.1	3.5
Free cash flow	$160.1	$89.9	$55.6

Other investing activities consist of agent expenditures and proceeds from the sale of property and equipment.

In the year ended December 31, 2004, we had free cash flow of $160.1 million compared to $89.9 million in the year ended December 31, 2003, an increase of $70.2 million. This increase was primarily driven by the $79.7 million increase in cash flow provided by operating activities as a result of a $94.7 million source of funds as part of the initial securitization of certain relocation assets purchased in conjunction with our acquisition of Executive Relocation Corporation in December 2004, partially offset by lower net income, particularly in the Moving Service Europe and Asia Pacific segment.

In the year ended December 31, 2003, we had free cash flow of $89.9 million compared to $55.6 million in the year ended December 31, 2002, an increase of $34.3 million. This increase was primarily driven by the $12.2 million increase in cash flow provided by operating activities, a $16.6 million net increase in our mortgage and relocation facilities due to the growth in our relocation services business, and the $5.5 million decrease in capital expenditures, net of sale proceeds.

We believe that cash generated from 2005 operations, together with amounts available under the revolving credit facility and any other available source of liquidity, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs for at least the next 12 months.

Cash flows used for investing activities

Cash used for investing activities totaled $150.9 million, $79.1 million and $137.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.

We will continue to pursue acquisitions around the world that we believe would further strengthen our global presence or would advance our strategic position in the markets we serve. Completion of acquisitions in 2005 would have an impact upon cash flows from investing activities. The cash impact of our acquisitions for the years ended December 31, 2004, 2003 and 2002 can be summarized as follows:

	2004	2003	2002
	(Dollars in millions)
NAIT and subsequent purchase price contractual adjustments	$4.9	$5.8	$27.0
CRS	—	—	57.5
Maison Huet	—	—	2.3
Rowan Simmons	—	—	14.3
Scanvan	—	23.5	—
PRS	—	2.4	—
Move-Pak	—	0.1	—
RDI	1.9	—	—
Rettenmayer	7.3	—	—
DJK	1.8	—	—
ERC	89.1	—	—
Other	—	1.2	1.5
	$105.0	$33.0	$102.6

Our capital expenditures, which we use for computer equipment, software development and transportation and warehouse equipment, totaled $35.5 million, $28.6 million and $33.5 million in each of the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures for 2005 are expected to range between $20.0 million and $25.0 million.

Cash flows from financing activities

Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and proceeds from the issuance of common stock.

Net cash flows provided by financing activities were $5.7 million for the year ended December 31, 2004. We increased our year-end revolving credit borrowings by $42.1 million, borrowed an additional $75.0 million of term loans under our bank credit agreement, increased our net borrowings under the mortgage warehouse facilities by $21.6 million and realized proceeds from the exercise of warrants of $35.0 million. These cash sources were largely offset by the repayment of $148.2 million of acquired debt in conjunction with the purchase of Executive Relocation Corporation in December 2004 and the redemption of the remaining $11.0 million of our 13 3/8% senior subordinated notes.

Net cash flows from financing activities provided $12.5 million of funding for the year ended December 31, 2003. We repaid $566.9 million of long-term debt and capital lease obligations and paid $20.6 million of costs associated with our initial public offering of SIRVA common stock, which began on November 25, 2003, with proceeds from that offering and our refinancing related to that offering. We also paid off our $32.6 million junior preferred obligation and paid $25.0 million of premium on the redemption of our 13 3/8% senior subordinated notes. At December 31, 2003, we had no outstanding borrowings under our revolving credit facility.

Net cash flows from financing activities provided $80.8 million of funding for the year ended December 31, 2002. We acquired businesses for a total consideration of $102.6 million, which was financed through our revolving credit facility as well as the issuance of $66.3 million of common stock and $50.4 million in new bank debt.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

Our principal capital resources consist of our $175.0 million revolving credit facility and our accounts receivable. Our revolving credit facility contains a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. In addition, under our senior secured credit facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. We executed a series of amendments to the revolving credit facility with effective dates of March 28, 2005, July 1, 2005, September 30 and November 14, 2005. The amendments, among other things, extended the time period for the filing of financial statements and restated the financial covenants relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the facility. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. While we believe the current financial covenant levels are now appropriate, if it becomes necessary to further amend the financial covenants, we would also expect that we would have to amend other terms and conditions in the agreement.

Our short-term and long-term liquidity needs will arise primarily from:

•       interest expense, which was $27.2 million in 2004 ($25.4 million from continuing operations and $1.8 million from discontinued operations). Of this, $26.7 million was settled in cash and $0.5 million relates to non-cash charges. We expect our interest expense to be approximately $39.3 million in 2005. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $4.4 million in the next year;

•       principal repayments of debt and capital leases, which were $16.0 million in 2004 and are scheduled to be $5.0 million in 2005, $10.2 million in 2006, $9.4 million in 2007, $8.5 million in 2008, $6.4 in 2009 and $474.1 million thereafter; principal repayment of $42.1 million in outstanding borrowings under our revolving credit facility scheduled in 2009. We expect to make significant prepayments of our term debt in 2005 with the proceeds from the sale of certain of our insurance and records management businesses;

•       operating lease payments, which were $64.0 million in 2004 and are scheduled to total $62.4 million in 2005, $48.3 million in 2006, $41.4 million in 2007, $34.2 million in 2008, $28.0 million in 2009 and $88.4 million thereafter;

•       unconditional purchase commitments, which are scheduled to total $21.7 million in 2005, $19.4 million in 2006, $18.0 million in 2007, $18.1 million in 2008, $18.4 million in 2009 and $48.7 million thereafter (see Note 32—“Subsequent Events”);

•       capital expenditures, which were $35.5 million in 2004 and are expected to range between $20.0 million and $25.0 million in 2005;

•       cash tax payments, which were $7.8 million in 2004, due primarily to the utilization of accumulated net operating losses in the United States and which are expected to be between $7.0 million and $8.0 million in 2005. After 2005, net operating losses in the United States will have been substantially utilized and cash tax payments will be expected to more closely approximate the provision for income taxes;

•       contributions to our pension plans;

•       funding needs associated with our restructuring plans and the Disposal Plan;

•       one time fees and expenses. Given the scope of work required to complete the Audit Committee’s review, the incremental audit procedures undertaken by our public accounting firm and the additional professional resources we utilized to support the review of the 2004 balance sheet and its restatement process, we expect expenses associated with these activities during 2005 to be approximately $60.0 million; and

•       working capital requirements as may be needed to support business growth. As Global Relocation Services adds new customers, we expect to increase the utilization of our relocation securitization facility to fund relocation related receivables. While this $200.0 million facility was only 53% utilized at December 31, 2004, we expect that in the long-term this facility will need to be increased to meet incremental funding requirements as new customers are added.

The seasonal nature of the moving and relocation businesses result in increased short-term working capital requirements in the summer months. This will result in an increase in receivables, which are typically collected, and revolving credit borrowings which are typically repaid, by late fall.

The following table provides a summary, at December 31, 2004, of our contractual obligations related to long-term debt, leases and other commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in millions)
Long-Term Debt	$533.5	$0.4	$10.5	$52.2	$470.4
Interest Payments on Long-term Debt(1)	167.4	30.6	61.7	60.1	15.0
Capital Lease Obligations	22.2	4.6	9.1	4.8	3.7
Interest Payments on Capital Leases	6.5	1.1	1.4	0.7	3.3
Operating Leases	302.6	62.4	89.6	62.2	88.4
U.S. Insurance Loss Reserves	84.5	44.0	26.6	6.7	7.2
Cargo Claims Reserves	24.9	22.9	2.0	—	—
Unconditional Purchase Obligations	144.3	21.7	37.4	36.5	48.7
Total Contractual Cash Obligations	$1,285.9	$187.7	$238.3	$223.2	$636.7

(1)          Excludes interest on borrowings under our revolving credit facility and assumes a $105.0 million prepayment of our bank term loan in conjunction with the expected sale of our U.S. insurance services group and our Australia and New Zealand operations of Pickfords Records Management, in each case pursuant to the definitive agreements executed in 2005 (see Note 32). The term loan balance beyond 2005 is assumed to be impacted only by the scheduled amortization payments and does not reflect any prepayment from future potential asset sales or from any available cash flow. The bank term loan has a floating interest rate estimated at 6.12% for 2005 and assumed to be 8.25% thereafter.

At December 31, 2004, we had no 2005 funding requirements for our U.S. pension or postretirement plans. After 2005, we expect to make annual contributions to the pension plan, with the contributions in 2006 through 2009 expected to average approximately $10.0 million per year. For the U.K. plan, we expect to contribute $2.7 million in 2005.

Debt Service.   Principal and interest payments under our credit facilities represent significant liquidity requirements for us. Our senior credit facility is composed of a term loan and a revolving credit facility. At

December 31, 2004, we had $680.2 million of indebtedness composed of indebtedness for borrowed money and capital leases consisting of:

•       $490.0 million outstanding under our term loan;

•       $42.1 million debt and $14.2 million of letters of credit outstanding under our $175.0 million revolving credit facility, leaving available capacity of $118.7 million at December 31, 2004;

•       $22.2 million of capital leases;

•       $124.4 million of short-term debt, consisting of $77.1 million of our mortgage warehouse facility, $43.4 million of our relocation financing facilities, $1.6 million of foreign subsidiaries’ operating lines of credit, $2.3 million of insurance policy financing; and

•       $1.5 million of other debt.

We guarantee certain operating lines of credit maintained by wholly owned foreign subsidiaries. At December 31, 2004, 2003 and 2002, the outstanding balances were $1.6 million, $0.8 million and $1.1 million, respectively.

Commitments and Contingencies

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. At December 31, 2004, the remaining purchase commitments to Covansys and ACS were $138.0 million. Effective November 1, 2005, we entered into a Fourth Amendment to the Agreement for Outsourcing Services with Covansys and ACS. The amended Agreement for Outsourcing Services, among other items, modifies the service levels provided by Covansys and ACS and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14.7 million to $108.8 million as of the same date.

Litigation and Governmental Investigations

Suit Against Insurers

We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent’s drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which has been fully paid. After insurance payments and reimbursements, we have paid $7.6 million, which we believe is fully reimbursable by insurance; however, TIG Insurance Co., one of our excess insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District of Dallas County, Texas in September 2002, contesting TIG’s coverage obligation and seeking declaratory judgment. We filed a counterclaim against TIG, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and in December 2003, the court rendered a judgment awarding us $2.4 million plus interest and attorneys’ fees. We recorded an amount receivable to reflect this judgment at December 31, 2003. TIG filed an appeal with the Fifth Court of Appeals in Dallas, Texas, and we filed a cross-appeal. The appeals court issued a decision on August 26, 2005 and lowered the trial court’s award to $0.3 million, plus interest and attorney’s fees. We adjusted the amount receivable at December 31, 2004 to reflect the reduced award.

Governmental Investigations—Department of Justice

We have produced records in response to grand jury subpoenas issued July 2002 and January 2003 in connection with an investigation being conducted by attorneys in the Department of Justice (“DOJ”)

Antitrust Division through a grand jury in the Eastern District of Virginia. We are cooperating with this investigation and understand that numerous other companies have received similar subpoenas. We believe that the investigation relates to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed and administered by the Military Transportation and Management Command of the U.S. Army, utilizing private moving companies.

The revenues that we derived from our international military business during the years ended December 31, 2004, 2003, and 2002 were small and declining, representing less than 2% of our consolidated operating revenues in 2002, and declining to less than 1% in 2004. While the investigation is ongoing and potentially exposes us to criminal, civil, and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them.

For the year ended December 31, 2004, we incurred legal fees and expenses that were not material in relation to this matter. In addition, we have established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that we consider appropriate in the circumstances. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

Management believes that, based on information currently available to it, the investigation’s outcome will not have a materially adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. We recently engaged in settlement discussions with the DOJ and anticipate that a resolution of the matters under investigation will be reached.

Governmental Investigations—European Union

Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose us to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total turnover of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances, and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. No statements of objections have been received, although we believe that it is likely that a statement of objections will be issued.

We are cooperating with the investigations. For the year ended December 31, 2004, we incurred $1.0 million in legal fees and expenses in relation to this matter, and have established a reserve that we consider appropriate in the circumstances. We believe that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Governmental Investigation—Australia

In August 2004, our Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (the “Commission”) stating that the Commission is aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were let by and on behalf of certain Australian government agencies. The Commission’s notice identified a number of other companies that are alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia has produced records in response to this notice. No legal proceedings have been commenced, however, if the investigation does result in legal proceedings, this could expose SIRVA Australia to pecuniary penalties and other civil remedies.

We are cooperating with the investigation, but do not know when it will be completed. As of the date of this report, we understand that the matter is still being investigated by the Commission. For the year ended December 31, 2004, we incurred approximately $0.3 million in legal fees and expenses in relation to this matter.

Management believes that, based on information currently available, the outcome of the Australian antitrust investigation will not have a material adverse impact on our overall operations or financial condition, although there can be no assurance that it will not. An unfavorable outcome for us is considered neither probable nor remote by management at this time and an estimate of probable loss or range of probable loss cannot currently be made. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Securities Class Action

In November 2004, two purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. Titled Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, and Hiatt v. SIRVA, Inc., et al., No. 04-CV-7532, both complaints purported to be brought on behalf of all those who acquired our common stock between November 25, 2003 and November 9, 2004. On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit. On March 29, 2005, the court appointed Central Laborers’ Pension Fund lead plaintiff in the remaining case, and approved its choice of counsel, Milberg Weiss Bershad & Schulman LLP, as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint, retaining the same class period, and alleging, among other things, that defendants had made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. The statements subject to the complaint generally relate to our insurance claims reserves, European operations, and restatement accounts and are said to constitute violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks unspecified damages. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (“Amended Complaint”), a corrected version of which was filed on October 19, 2005. The Amended Complaint adds ten new defendants, including an additional director, the seven underwriters which participated in the initial and secondary public offerings, our independent auditor and our controlling shareholder. The Amended Complaint extends the class period, purporting to be brought on behalf of all those who acquired our common stock between November 25, 2003 and January 31, 2005. It retains all causes of action contained in the prior Complaint and adds a new claim against our controlling shareholder for violation of Section 20A of the Securities Exchange Act of 1934. The Amended Complaint also contains additional allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls.

Dr. Richard Bassin filed a Complaint on February 17, 2005 against us and certain of our directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. Bassin v. SIRVA, Inc., et al., No. 05 L 120 (the “Bassin case”). The Complaint alleges facts similar to the Central Laborers’ case. On April 28, 2005, all defendants in the Bassin case filed a joint removal petition in the United States District Court for the Southern District of Illinois under the Securities Law Uniform Standards Act (“SLUSA”), 15 U.S. C. § 77v.(a). Bassin v. SIRVA, Inc., et al., No. 05-314-GPM. Plaintiffs subsequently filed a motion to remand the case to state court. Defendants later filed a motion to transfer the case to the Northern District of Illinois under 28 U.S. C. § 1404. On or about September 26, 2005, counsel for the plaintiff withdrew its motion to remand, and counsel for all parties notified the Court of an agreement to transfer the Bassin case to the United States District Court of the Northern District of Illinois. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

Environmental Cleanup Proceedings

We have been named as a PRP in two environmental cleanup proceedings brought under the CERCLA or similar state statutes. Based on all known information, we estimate that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

Other

We are involved from time to time in other routine legal matters incidental to our business, including lawsuits relating to conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While it may be liable for damages or suffer reputational harm from litigation, we believe that legal proceedings will not have a materially adverse effect on our financial position or results of our operations.

2005 SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had recently been converted into a formal investigation. We are cooperating with the investigation.

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off balance sheet arrangement to sell certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The transaction, which qualifies as a sale under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” resulted in cash proceeds of $258.6 million year to date, which approximates the fair value of the receivables sold. The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

During 2004, 2003 and 2002, we sold a portion of our equipment notes receivable portfolio to an unaffiliated third party. The transactions, which qualified as a sale under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” resulted in cash proceeds of $1.4 million, $2.9 million and $1.2 million, respectively, which approximated the fair value of notes receivable sold. The equipment notes receivable are due from agents or owner operators for trailers, tractors and straight trucks and are collateralized by those assets. Each note is generally for a term of five years, bearing interest at either a fixed or variable rate of prime plus 1.0% to 6.0%. Principal and interest are payable monthly over the term of the agreement. Under the terms of the sales agreement, we are responsible for servicing, administering and collecting these notes receivable on behalf of the unaffiliated third party. Servicing fees under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized in the accompanying financial statements. Under the terms of the transactions, the maximum recourse exposure to us was $0.2 million.

Related Party Transactions

We are a party to a consulting agreement with CD&R, a private investment firm which is an affiliate of our largest stockholder, Fund V that held approximately 23.1% of our common stock at December 31, 2004, and Fund VI that held approximately 9.6% of our common stock at December 31, 2004. Under the consulting agreement, CD&R receives a management fee for financial advisory and management consulting services. For the year ended December 31, 2004, 2003 and 2002, these fees were $1.1 million, $1.0 million and $1.4 million, respectively, and were recorded as a component of general and administrative expense.

North American Van Lines guaranteed loans made by a third-party lender to various members of our management, including one of our executive officers, in connection with their investment in us. North American Van Lines would have become liable in the event that a member of management had failed to repay the principal and interest when due. The loans were made prior to passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us or any of our subsidiaries from making loans to or guaranteeing loans of directors and executive officers. All of these loans were repaid by October 11, 2004.

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation and ACS to provide selected outsourcing services for our domestic application software development. Covansys Corporation is a related party, as 16.6% of its outstanding common stock is beneficially owned by Fund VI. Effective November 1, 2005, we entered into a Fourth Amendment to the

Agreement for Outsourcing Services. The Amended Outsourcing Agreement, among other items, modifies the service levels provided by Covansys and ACS to us and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14.7 million to $108.8 million as of the same date. We paid $9.7 million, $8.0 million and $3.0 million under this arrangement for the years ended December 31, 2004, 2003 and 2002, respectively, which were recorded as a component of general and administrative expense.

In October 2004, we sold our High Value Products Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of our agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group will continue to represent and support our household goods moving services business. In addition, we will provide certain transition services such as IT systems support to Specialized Transportation Agent Group for a period of one year following the close of the sale transaction, for which we will be reimbursed.

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

The postretirement medical and life insurance plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of our domestic employees. The amendment also eliminated after-age-65 benefits previously associated with this plan. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that have not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amounts were recorded in the results of operations as an unusual item for the year ended December 31, 2002.

The U.K. pension plan was amended in December 2003 with the effective date of amendment commencing April 2004. The amendment alters the level of benefits received for a substantial portion of participants in the plan and resulted in curtailment accounting treatment. The curtailment gain did not result in any immediate income recognition for 2003.

The total amount of pension and postretirement curtailment gain for the year ended December 31, 2002 was $7.4 million, of which $3.8 million is recorded in Discontinued Operations.

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

In 2004, for our postretirement medical and life insurance plan, we lowered the discount rate assumption to 5.50% from 6.00%. The discount rate we utilize for determining postretirement benefit obligations is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index spot rate. A reduction in the discount rate from 5.50% to 5.25% would increase postretirement benefits expense by approximately $0.1 million.

In 2004, for our domestic defined benefit pension plan, we maintained the expected return on plan assets at 9%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.2%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. A reduction in the expected return on plan assets from 9.0% to 8.5% would increase pension expense by approximately $0.4 million. The discount rate assumption was lowered to 5.75% from 6.25%. The discount rate we utilize for determining pension obligations is based on the plan’s projected cash flow utilizing Citigroup Pension Liability Index spot rate. A reduction in the discount rate from 5.75% to 5.50% would increase pension expense by approximately $0.3 million. Pension expense in 2005 is expected to increase by approximately $0.2 million primarily due to the change in the discount rate assumption. During 2004, we recorded a minimum pension liability adjustment of $3.7 million, net of tax, to accumulated other comprehensive income (loss). If the equity markets decline, we could be required to record a charge to accumulated other comprehensive income (loss).

In 2004 for our U.K. pension plan, the expected return on plan assets was lowered from 7.75% to 7.4% based upon the expected yield on both government and corporate bonds being 0.3% lower at the end of 2004 as compared to year end 2003. In developing our expected long-term rate of return assumption, we evaluated input from our actuary, including its review of our asset allocation strategy whose benchmark indices returned 8.3% over the last 10 years. We anticipate that our investment managers will generate long-term returns of at least 7.4%. A reduction in the expected return on plan assets from 7.4% to 6.9% would increase pension expense by approximately $0.5 million. The discount rate assumption was lowered to 5.4% from 5.6%. The discount rate we utilize for determining pension obligations is based on the plan’s projected cash flow utilizing corporate spot rates. A reduction in the discount rate from 5.4% to 5.15% would increase pension expense by approximately $0.2 million. Pension expense in 2005 is expected to increase by approximately $0.5 million primarily due to the change in discount rate and expected rate of return on asset assumptions. During 2004, we recorded a minimum pension liability adjustment of $4.9 million, net of tax, to accumulated other comprehensive loss. If the equity markets decline, we could be required to record a charge to accumulated other comprehensive loss.

Our expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our domestic and U.K. plan assets is broadly characterized as a 65%/35% allocation between equity and debt securities. The strategy for the U.S. pension plan utilizes indexed and actively managed U.S. equity securities and actively managed non-U.S. equity securities and investment grade debt securities. We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as our contributions and monthly benefit payments are made.

We are not required to make contributions in 2005 for the U.S. pension plan,  however, for the U.K. pension plan, we expect to contribute $2.7 million in 2005.

Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, we adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments that are not required until the year ended December 31, 2004.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation”.

This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted only the disclosure requirements of SFAS 148.

In accordance with the provisions of SFAS 123, as amended by SFAS 148, we have elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003 FIN 46 was revised (“FIN 46R”) to clarify some provisions and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to our consolidated balance sheets or statements of operations.

In March 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 138, Earnings Per Share” (“EITF 03-6”). This issue addressed changes in the reporting calculation and requirements of earnings per share, providing the method to be used when a company has granted holders of any form of security, rights to participate in its earnings along with the participation rights of holders of common stock. We have reviewed the contractual rights granted for stock warrants, options, and now-retired junior preferred stock and concluded that EITF 03-6 does not affect our reporting and disclosure requirements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We adopted SFAS 149, which did not have a material effect on our operating results or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Our redeemable junior preferred stock, issued in connection with the Allied Acquisition, was subject to SFAS 150. We issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel plc, having an initial liquidation preference of $24,500. The dividend rate on the junior preferred stock was 12.4% compounded quarterly and was cumulative, although the payment of dividends was subject to the discretion of our Board of Directors, and our ability to pay dividends was subject to various debt agreements.

As required by SFAS 150, we reclassified $32,046 of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability representing the settlement amount as of September 30, 2003. For the year ended December 31, 2003, we recorded $1,815 of interest expense, which previously would have been treated as accretion of junior preferred stock dividends. Concurrent with our Secondary Offering in June 2004, we redeemed our junior preferred obligation in full.

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). We adopted the provision of FSP 106-2 in the third quarter 2004. The effects are explained in Note 17, Benefit Plans—Components of Net Periodic Cost.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other than temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 was delayed by Financial Accounting Standards Board Staff Position EITF Issue No. 03-1-1, however, the disclosure requirements of EITF 03-1, which we adopted as of December 31, 2003, have not been deferred.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“the Jobs Act”) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. purposes of applying SFAS 109. We finalized our Overall Domestic Reinvestment Plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. Some of the individual dividends have not been finalized. In 2005, we expect to repatriate an amount ranging from $79.0 million to $103.0 million with the respective tax liability ranging from $6.0 million to $8.0 million.

In December 2004, the FASB issued SFAS 123-R, which revises FAS 123, “Share Based Payments.” Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We must adopt the provisions of SFAS 123R as of the beginning of the first interim reporting period that begins after June 15, 2005 (i.e. the third quarter of 2005), with early adoption encouraged. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by us after June 30, 2005. The Securities and Exchange Commission has further delayed implementation of the standard until January 1, 2006.

SFAS 123R allowed companies various transition approaches. We are currently assessing the timing and the transition method that we will use for the adoption of SFAS 123R. We expect to recognize additional compensation cost that was not previously required to be recognized, beginning in the quarter in which we first implement the provisions of SFAS 123R. We do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.

Forward-Looking Statements

This report includes statements that constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon us and our subsidiaries. There can be no assurance that future developments affecting us and our subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation:

•       changes in the market for our services;

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

•       the cost associated with the various regulatory investigations, the audit committee review and the litigation described in this annual report;

•       the impact of the material weaknesses in internal control over financial reporting identified in this annual report, and the cost of remediating those weaknesses;

•       risks associated with our credit agreements, including increased borrowing costs in connection with recent ratings downgrades;

•       our status as a holding company with no significant operations and consequent reliance on our subsidiaries to make funds available to us;

•       our levels of debt;

•       risks associated with information systems and information systems providers;

•       economic market and political conditions, including the performance of financial markets;

•       volatility in the securities markets; and

•       fluctuations in foreign currency exchange rates.

We do not intend, and we are under no obligation, to update any particular forward-looking statement included in this report. The information referred to above, as well as the risks of our business described in our Prospectus filed with the Securities and Exchange Commission on June 10, 2004, pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, our other filings with the Securities and Exchange Commission and investment considerations contained in this report, should be considered by readers when reviewing forward-looking statements contained in this report.

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

Interest Rate Risk

We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings composed primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service indebtedness. A 1% rate increase would increase our gross interest expense by $5.8 million over the next year. The interest rate swap instruments described below would reduce the annual impact of a 1% change by $1.4 million. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $4.4 million in the next year.

We had four open interest rate swap agreements at December 31, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. These agreements qualify for hedge accounting treatment; therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive loss. The following is a summary of each agreement.

	Agreement 1	Agreement 2	Agreement 3	Agreement 4
Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

We enter into derivative transactions in order to mitigate the risk that a change in interest rates will result in a decline in value of our interest rate lock commitments (“IRLC’s”) in our committed mortgage pipeline or mortgage loan inventory. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors, through mandatory forward sales of mortgage-backed securities (“MBS”), and by purchasing call options on United States Treasury Futures. Forward sales of MBS, purchasing Treasury Call options and IRLCs issued on residential mortgage loans in our pipeline intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For IRLCs, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the Treasury Call options, the fair value is measured utilizing the Black-Scholes pricing model. No gains or losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2004 and 2003.

Foreign Currency Risk

Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies for transaction purposes are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the years ended December 31, 2004 and 2003, we recognized currency gains of $0.6 million and $0.3 million, respectively, for transactional related items.

From time to time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling and the euro. The contract amounts of foreign currency forwards at December 31, 2004 and 2003 were $48.0 million and $20.7 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate-sensitive instruments held as of December 31, 2004 would result in a hypothetical loss of approximately $2.4 million. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the years ended December 31, 2004 and 2003, we recognized losses of $0.1 million and $2.1 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

Equity Market Risk

We hold various convertible bonds in the investment portfolio of our insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value are recorded in current period earnings. For the years ended December 31, 2004 and 2003, we recognized gains of $0.7 million and $1.9 million, respectively. The insurance investment portfolio also included marketable debt and equity securities that are classified as available-for-sale and are recorded at fair value within other assets on our balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, together with accompanying notes to financial statements, and schedule of SIRVA, Inc. are included in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SIRVA, Inc.:

We have completed an integrated audit of SIRVA, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SIRVA, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

As described in Note 21, the Company changed its accounting for redeemable junior preferred stock upon adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on July 1, 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain an effective control environment, (2) the Company did not maintain effective controls over the financial reporting process, (3) the Company did not maintain effective controls over the complete and accurate recording of leases, (4) the Company did not maintain effective controls over the complete and accurate recording of purchase business combinations, (5) the Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment, (6) the Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment, (7) the Company did not maintain effective controls over the complete and accurate recording of receivable securitization transactions within their Global Relocation Services segment, (8) the Company did not maintain effective controls over the complete recording of customer incentive and agent commission liabilities, (9) the Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment, (10) the Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals, (11) the Company did not maintain effective controls over reconciliations of certain financial statement accounts, (12) the Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring, (13) the Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts, and (14) the Company did not maintain effective controls over spreadsheets, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1)               The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 12 below. This control deficiency contributed to the material weaknesses discussed in 2 to 14 below and the resulting restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004, as well as audit adjustments to the 2004 financial statements.

2)               The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in 3 to 14 below and the resulting restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

3)               The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to evaluate and accurately record lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, and the amortization expense over the remaining lease term for leasehold improvements, in conformity with generally accepted accounting principles affecting the following accounts: property, plant and equipment, deferred liabilities, rent expense, depreciation expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

4)               The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This primarily affected the following accounts: accounts receivable, deferred revenue, prepaid assets, property, plant and equipment, deferred tax assets and liabilities, goodwill, intangible assets, accounts payable, accrued liabilities, additional paid in capital, revenue, purchased transportation expense, other direct expense, amortization expense, general and administrative expenses, interest expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

5)               The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment.   Specifically, effective controls were not designed and in place to ensure that contracts were appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and an appropriate risk transfer analysis was performed in order to select the appropriate method of income recognition and the establishment of liabilities due to customers or re-insurers in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, prepaid assets, goodwill, accrued liabilities, revenue, commission income, other direct expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

6)               The Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment.   Specifically, the Company’s controls over the selection and application of accounting policies related to the timing of revenue recognition for corporate and referral fee revenue upon the closing date were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company’s controls over the selection of accounting policies relating to the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, were ineffective to ensure that such transactions were accounted for and presented in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, deferred revenue, properties held for resale, goodwill, accrued liabilities, revenue, other direct expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

7)               The Company did not maintain effective controls over the complete and accurate recording of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, and recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, general and administrative expenses, other income (expense), interest expense, and related disclosures. This control deficiency resulted in the restatement of the second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

8)               The Company did not maintain effective controls over the complete recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers in conformity with generally accepted accounting principles, affecting accounts payable, accrued liabilities, purchased transportation expense and general and administrative expenses. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

9)               The Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment.   Specifically, effective controls were not designed and in place to evaluate the collectibility of accounts receivable and accuracy of the accuracy of related allowance for doubtful accounts in conformity with generally accepted accounting principles, affecting the allowance for doubtful accounts, general and administrative expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

10)        The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles, affecting accrued liabilities, general and administrative expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

11)        The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This primarily affected the following accounts: cash and cash equivalents, accounts receivable and the related allowance for doubtful accounts, prepaid assets, investments, goodwill, intangible assets, accrued revenue and expense, accounts payable, accrued liabilities, deferred credits, insurance reserves, long term debt, intercompany accounts, revenue, commission income, other direct expenses, general and administrative expenses, other income, income tax expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

12)        The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support or sufficient documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This primarily affected the following accounts: accounts receivable and allowance for doubtful accounts, unapplied cash, deferred revenue, deferred contract costs, property, plant and equipment, accrued liabilities, accounts payable, revenue, commission income, purchased transportation expense, other direct expenses, general and administrative expenses, other income and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

13)        The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, and intercompany confirmations and reconciliations were not completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expenses. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

14)        The Company did not maintain effective controls over spreadsheets.   Specifically, the Company failed to maintain effective version control and cell protection surrounding spreadsheets in accordance with established company policies for spreadsheet design. This primarily affected the following accounts: revenue and loss reserves within the Network Services segment.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Executive Relocation Corporation (ERC) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded ERC from our audit of internal control over financial reporting. ERC is a wholly owned subsidiary whose total assets and total revenues represent 7.1% and 0.02%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, SIRVA, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Chicago, Illinois
November 18, 2005

SIRVA, INC.
Consolidated Balance Sheets
At December 31, 2004 and 2003
(Dollars in thousands except share and per share data)

		Restated
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$72,101	$60,154
Short-term investments	161,415	92,494
Accounts and notes receivable, net of allowance for doubtful accounts of $24,842 and $21,786, respectively	382,218	374,569
Relocation properties related receivables	79,993	62,224
Mortgages held for resale	79,050	58,063
Relocation properties held for resale	90,443	48,604
Deferred income taxes	35,474	35,736
Assets held for sale	13,117	—
Other current assets	42,345	34,727
Total current assets	956,156	766,571
Investments	5,117	5,726
Property and equipment, net	162,154	180,979
Goodwill, net	365,796	362,002
Intangible assets, net	254,105	228,359
Assets held for sale	16,633	—
Other long-term assets	33,136	39,296
Total long-term assets	836,941	816,362
Total assets	$1,793,097	$1,582,933
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$413	$560
Current portion of capital lease obligations	4,635	4,551
Short-term debt	124,431	95,076
Accounts payable	98,590	78,236
Relocation properties related payables	104,981	91,255
Accrued purchased transportation expense	74,895	71,762
Insurance loss and cargo claims reserves	83,172	66,246
Unearned premiums and other deferred credits	89,787	67,288
Accrued income taxes	38,522	35,707
Liabilities associated with assets held for sale	11,345	—
Other current liabilities	112,893	116,404
Total current liabilities	743,664	627,085
Long-term debt	533,092	427,463
Capital lease obligations	17,631	18,072
Insurance loss and cargo claims reserves	44,063	29,316
Deferred income taxes	4,237	26,702
Liabilities associated with assets held for sale	5,205	—
Other long-term liabilities	78,955	62,885
Total long-term liabilities	683,183	564,438
Total liabilities	1,426,847	1,191,523
Commitments and contingencies (Note 23)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,264,696 issued and 73,670,717 outstanding at December 31, 2004 and 73,029,346 issued and 70,435,367 outstanding at December 31, 2003, respectively	763	730
Additional paid-in-capital	486,448	446,522
Common stock purchase warrant	—	655
Unearned compensation	(1,312)	(3,229)
Accumulated other comprehensive loss	(20,837)	(22,609)
Accumulated deficit	(88,694)	(20,541)
Total paid-in-capital and accumulated deficit	376,368	401,528
Less cost of treasury stock, 2,593,979 shares at December 31, 2004 and 2003	(10,118)	(10,118)
Total stockholders’ equity	366,250	391,410
Total liabilities and stockholders’ equity	$1,793,097	$1,582,933

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands except share and per share data)

		Restated	Restated
	2004	2003	2002
Operating revenues:
Service revenue	$2,242,966	$1,959,608	$1,724,579
Home sale revenue	1,227,312	826,978	372,790
Total operating revenues	3,470,278	2,786,586	2,097,369
Operating expenses:
Purchased transportation expense	1,214,912	1,110,885	1,042,534
Cost of homes sold	1,232,294	830,793	374,656
Other direct expense	602,324	452,007	343,737
Total direct expenses	3,049,530	2,393,685	1,760,927
Gross margin	420,748	392,901	336,442
General and administrative expense	350,059	275,203	244,131
Intangibles amortization	8,421	6,149	3,894
Impairments and other charges	70,182	—	4,658
Curtailment and other gains	(7,027)	(3,772)	(6,630)
Restructuring expense	2,816	—	—
Operating income (loss) from continuing operations	(3,703)	115,321	90,389
Other income (expense), net	612	580	(679)
Debt extinguishment expense	1,769	37,588	—
Interest expense, net	25,446	54,387	55,168
Income (loss) from continuing operations before income taxes	(30,306)	23,926	34,542
Provision (benefit) for income taxes	4,947	7,963	(3,052)
Income (loss) from continuing operations	(35,253)	15,963	37,594
(Loss) from discontinued operations, net of income tax benefit of $19,032, $1,945 and $1,380	(32,900)	(1,496)	(5,094)
Net income (loss)	$(68,153)	$14,467	$32,500
Per share data:
Basic income (loss) per share—continuing operations	$(0.49)	$0.24	$0.66
Basic (loss) per share—discontinued operations	(0.46)	(0.02)	(0.10)
Basic net income (loss) per share	(0.95)	0.22	0.56
Diluted income (loss) per share—continuing operations	(0.49)	0.23	0.66
Diluted (loss) per share—discontinued operations	(0.46)	(0.02)	(0.10)
Diluted net income (loss) per share	(0.95)	0.21	0.56
Average number of common shares outstanding—basic	72,121,950	58,104,742	51,712,625
Average number of common shares outstanding—diluted	72,121,950	60,933,868	51,832,236

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

		Restated	Restated
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(68,153)	$14,467	$32,500
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,107	47,938	45,184
Amortization and write-off of deferred debt issuance costs	2,580	15,861	3,171
Loss on bond extinguishment	803	24,951	—
Change in provision for losses on accounts and notes receivable	9,345	4,626	7,183
Stock compensation expense	3,448	3,537	—
Deferred income taxes	(23,790)	3,951	(21,232)
Impairment of goodwill and other assets	87,170	—	7,092
Gain on sale of assets, net	(7,569)	(2,468)	(2,283)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	124,859	(24,950)	(6,400)
Originations of mortgages held for resale	(1,035,052)	(836,570)	(481,091)
Sales of mortgages held for resale	1,014,065	821,305	464,312
Relocation properties related assets and liabilities	(46,336)	(27,027)	(5,689)
Accounts payable	11,426	4,150	4,182
Other current assets and liabilities	(1,003)	30,350	(4,917)
Other long-term assets and liabilities	37,448	(538)	25,346
Net cash provided by operating activities	159,348	79,583	67,358
Cash flows from investing activities:
Additions of property and equipment	(35,454)	(28,583)	(33,462)
Proceeds from sale of property and equipment	14,336	6,537	5,282
Purchases of investments	(120,962)	(120,568)	(68,317)
Proceeds from sale or maturity of investments	97,638	98,950	63,277
Acquisitions, net of cash acquired	(104,973)	(33,035)	(102,625)
Other investing activities	(1,527)	(2,440)	(1,763)
Net cash used for investing activities	(150,942)	(79,139)	(137,608)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	826,097	889,883	380,668
Repayments on short-term and long-term debt	(866,655)	(1,065,548)	(362,559)
Borrowings on mortgage and relocation facilities	1,070,282	887,767	492,951
Repayments on mortgage and relocation facilities	(1,046,812)	(853,017)	(474,728)
Repayments on capital lease obligations	(4,444)	(6,028)	(4,983)
Redemption of junior preferred obligation	—	(32,633)	—
Call premium on bond extinguishment	(803)	(24,951)	—
Proceeds from issuance of common stock	—	250,658	66,315
Proceeds from exercises of warrants	34,999	—	—
Payment of initial public offering costs	(2,431)	(20,594)	—
Other stock transactions and financing activities	(4,500)	(13,036)	(16,910)
Net cash provided by financing activities	5,733	12,501	80,754
Effect of translation adjustments on cash	(651)	3,087	1,492
Cash included in assets held for sale	(1,541)	—	—
Net increase in cash and cash equivalents	11,947	16,032	11,996
Cash and cash equivalents at beginning of period	60,154	44,122	32,126
Cash and cash equivalents at end of period	$72,101	$60,154	$44,122
Supplemental disclosure of cash flow information—cash paid during the years ended December 31, 2004, 2003 and 2002:
Interest	$26,719	$47,382	$45,386
Income taxes	$7,782	$7,969	$4,883

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share data)

(1)   Summary of Significant Accounting Policies

Business Organization and Description

The consolidated financial statements include the accounts of SIRVA, Inc. (“the Company”) and its wholly owned subsidiaries SIRVA Worldwide, Inc. (“SIRVA Worldwide”), CMS Holding, LLC and RS Acquisition Holding, LLC and each of their wholly owned subsidiaries.

On March 29, 1998, the Company was incorporated and capitalized by Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”). A wholly owned subsidiary of the Company was then capitalized for the purpose of acquiring all of the capital stock of North American Van Lines, Inc. (“NAVL”) from Norfolk Southern Corporation (“the 1998 acquisition”). The 1998 acquisition was accounted for as a purchase and resulted in a new basis of accounting for the Company. On November 19, 1999, the Company sold common stock to Fund V for the purpose of partially financing the acquisition of the NFC Moving Services Group (“Allied” and the “Allied Acquisition”) from Exel Investment Limited (formerly NFC plc). On April 12 and May 3, 2002, the Company sold additional common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”) for the purpose of completing the acquisitions of the relocation business of Cooperative Resource Services Ltd. (“CRS”) and the business (“NAIT”) of VCW, Inc. and its affiliate, National Association of Independent Truckers, Inc. See Note 3 for further information on these and other acquisitions. Fund V and Fund VI are private investment funds managed by Clayton, Dubilier & Rice, Inc. (“CD&R”).

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

The Company began the initial public offering (“the Offering”) of shares of its common stock on November 25, 2003 pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended. In connection with the Offering, the Company effected a refinancing of its existing senior credit facility with a new senior credit facility. The commitments provided by the lenders for the new senior credit facility provided for the Company and one or more of its foreign subsidiaries to be the borrowers under the facility. In connection with an internal reorganization, the Company provided that SIRVA Worldwide is the primary borrower under the new senior credit facility, with one or more of its foreign subsidiaries as additional borrowers (see Notes 14 and 15).

Concurrent with the Offering, the Company effected a tender offer for all of the 13 3/8% Senior Subordinated Notes (“Senior Subordinated Notes”) due in December 2009 issued by NAVL, a wholly-owned subsidiary of SIRVA Worldwide. A portion of the net proceeds from the Offering and borrowings under the new senior credit facility were used to finance the note repurchase. In connection with the tender offer, the Company received the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the indenture governing its senior subordinated notes with a supplemental indenture agreement executed effective November 19, 2003. Approximately 93% of the notes were tendered in connection with this offer.

In June 2004, the Company completed a secondary public offering with shares offered for sale by its three largest stockholders, reducing their ownership from approximately 68% to 37%. The Company did not receive any proceeds from the sale of the offered shares. In conjunction with the offering, one of the selling stockholders fully exercised its warrants. These were the only outstanding warrants and resulted in proceeds to the Company of $34,999 and issuance of an additional 2,773,116 common shares.

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving the Company’s North American High Value Products and homeExpress business (High Value Products Division), as well as certain other logistics businesses, which include Specialized Transportation in Europe and the Company’s Transportation Solutions segment in North America.

The Company operates as a global provider of relocation and moving services to corporate clients, military and government agencies and the consumer market. In addition, the Company offers a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside of its proprietary agent network.

The Company markets its services under the brand names of SIRVA Relocation®, northAmerican Van Lines®, Allied Van Lines®, Global Van Lines®, Allied International, Pickfords and Allied Pickfords, among others, with operations located throughout the United States, Canada, United Kingdom, continental Europe, Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 1,200 locations. The Company conducts its other foreign business primarily through units that it owns and operates directly, using selected other affiliated representatives to geographically complete its service offering on a worldwide basis.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents are highly liquid investments purchased three months or less from original maturity.

Contracts Receivable and Resale Equipment Inventory

In the normal course of business, the Company sells tractors, trailers and other equipment to its agents and to owner operators under exclusive sales agreements. Sales of equipment are financed by the Company, generally over a four-year period. Resale equipment inventory is recorded at the lower of cost or net realizable value determined as the fair value of the equipment less the estimated cost to sell the equipment. These balances are included as other current assets and other long-term assets.

Mortgages Held for Resale

The mortgage lending services operation of the Company initiates mortgage loans for relocating employees. The majority of the loans in inventory have corresponding purchase commitments from private investors. Mortgages held for resale are carried at the lower of cost or market. Cost is the outstanding principal balance of the mortgage notes reduced by the net deferred fees. In addition, certain direct costs are recognized upon sale. Commitments to sell loans are included in determining market value.

Relocation Properties Held for Resale

The Company purchases homes under certain relocation programs. These properties are held for resale and consist of residential homes recorded in current assets at net realizable value. Adjustments to record the properties at net realizable value include an estimate for loss on sale and costs to sell the property. These estimates are based on historical actual results, as well as a quarterly home by home analysis taking into account management’s judgment of market value including the use of property appraisals, days in inventory, condition of the home and other relevant metrics.

Relocation Properties Related Payables

Substantially all of the homes in inventory are subject to mortgage loans payable by the transferees to various mortgage lenders. As the homes are sold to an ultimate buyer, the mortgage loans are paid off at closing on behalf of the transferees to satisfy the mortgage notes on the properties. In addition, as part of the relocation process, the Company generally provides home equity advances to the transferee to facilitate the purchase of their new home. In certain instances, the Company’s corporate customer funds these home equity advances on the Company’s behalf, resulting in a payable by the Company to the corporate customer. Finally, due to the timing difference between the closing of the Company’s purchase of the transferee’s home and the Company’s resale of that home to the ultimate buyer, certain net cash proceeds received by the Company from its sale to the ultimate buyer are due to the transferee. These mortgage loans payable, client funded home equity advances payable and net cash proceeds due the transferee are recorded in current liabilities.

Supplies Inventory

Supplies inventory consists of pallets, blanket stock, crates, replacement and repair parts and tires and is valued at the lower of cost, determined using a first-in, first-out method, or market.

Investments

Investments consist of U.S. Treasury and corporate debt and equity securities, retained interests in securitized receivables and interests in joint ventures. Investments classified as held-to-maturity with a maturity date greater than one year are considered noncurrent, while all other investments are considered current. Interest and dividends on debt and equity securities are included in operating revenues. Except for certain convertible securities, the Company classifies its debt securities in one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. All other securities are classified as available-for-sale and are restricted as to use by the Company’s U.S. insurance subsidiary. The Company’s policy is to classify these securities as current assets since these securities represent the investment of funds available for current operations of its U.S. insurance subsidiary.

Since October 1, 2004, purchases of convertible bonds and stock are classified as trading securities. These securities are recorded at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All convertible bonds and stocks purchased prior to October 1, 2004 continue to be classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

On a quarterly basis, the Company performs a review to determine if any securities have incurred an other than temporary loss. Any such securities identified are written down to their fair value at the time that it is determined they are impaired with the adjustment recognized in current earnings.

The Company utilizes a receivables securitization program to sell certain receivables generated by its Global Relocation Services segment to independent third-party financial institutions. The receivable sales are accounted for as sales of financial assets according to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates and economic conditions. The retained interest is classified as a current investment due to the current nature of the underlying receivable. Any gains or losses on the transfer to the independent third-party financial institution are recognized in current earnings.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives used in computing depreciation are summarized as follows:

Useful Life
Buildings and improvements	20 to 40 years
Transportation equipment	4 to 15 years
Warehouse equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Other	1 to 10 years

Transportation equipment includes tractors, straight trucks, trailers, van equipment, containers and satellite-communication equipment. Salvage values are calculated only on tractors, straight trucks and trailers.

Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recorded as a liability. Depreciation of capitalized leased assets is computed on a straight-line basis over the shorter of the term of the lease or the useful life of the capitalized leased asset.

The Company accounts for internally developed software intended for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes development-stage costs such as direct external costs, direct payroll related costs and interest costs incurred to develop the software prior to implementation. When development is substantially complete, the Company amortizes the cost of the software on a straight-line basis over the expected life of the software. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

Repairs and maintenance expenditures are charged to expense as incurred.

Goodwill and Intangible Assets

Intangible assets consist of trade names, customer relationships, member relationships and covenants not to compete. Trade names, which have indefinite lives, and goodwill amortization ceased as of January 1, 2002 in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Customer and member relationships and covenants not to compete are amortized from 5 to 18 years and 1 to 5 years, respectively. Commencing October 1, 2003, the Company amortized customer and member relationship intangible assets over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 56% of the intangible assets will be amortized over the first 5 years of their respective useful lives, which average 14.9 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible’s useful life (see Note 10).

Deferred Moving Agent Contract Costs

Deferred moving agent contract costs are payments made to certain moving agents for entering into long-term contracts with the Company and are included in other long-term assets. These payments are capitalized and amortized on a straight-line basis over the lives of the related contracts, which generally range from 3 to 15 years. The amortization is included in intangibles amortization in the consolidated statements of operations.

Unearned Premiums and Other Deferred Credits

Unearned premiums are related to insurance policies sold to customers within the Network Services segment and are included in unearned premiums and other deferred credits. The Global Relocation Services segment records deferred revenue due to invoicing a portion of the service fees to customers at the time a home is listed by the Company on behalf of the transferee, but does not recognize the fees as revenue until either the home is sold to a third-party buyer, in the case of the traditional product, or the home is purchased by the Company from a transferee, in the case of the fixed fee product. These deferred revenues are included in unearned premiums and other deferred credits. Unearned premiums are recognized ratably over the insurance policy term and other deferred credits are recognized at service completion and are recorded as operating revenues.

Insurance Loss and Cargo Claims Reserves

The Company has purchased first dollar insurance coverage with certain deductibles or insurance coverage with certain self-insured retained insurance liabilities, for principally all insurable business risks.

Cargo claims reserves.   The Company estimates claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded.

U.S. insurance loss reserves.   Claim and claim adjustment expense reserves related to the Company’s U.S. insurance operations, except reserves for structured settlements, are not discounted and are based on 1) case basis estimates for losses reported on direct business; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considers current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserve process and are part of the recorded reserve balance.

Foreign insurance loss reserves:   The Company’s non-U.S. insurance operations include the Baxendale Insurance Company Ltd. (“Baxendale”) and SIRVA U.K. Baxendale records reserves for unpaid losses and loss adjustment expenses related to its storage, fire, marine cargo and premise damage lines of business. The reserve is based on estimates calculated by the Company based on actual historical claims data and includes a provision for incurred but not reported claims. The reserve is reviewed by the Company monthly and changes in the reserves are reflected in current operations. SIRVA U.K. records reserves for unpaid losses and loss adjustment expenses related to vehicle accidents, employer liability and professional indemnity lines of business. The reserve is based on estimates calculated by third-party insurers. The reserve is reviewed by the Company monthly and changes to the reserves are reflected in current operations.

Moving Agent Insurance Fund

The Bodily Injury/Property Damage (“BIPD”) Fund is an arrangement facilitated by the Company that provides self-insurance coverage to the Company’s moving agents for certain liability risks. The risks of losses under the BIPD fund are solely those of the moving agents and the Company bears no direct risk of loss under this fund, with the exception of loss coverage written by its U.S. insurance subsidiary, Transguard Insurance Company of America, Inc. (“TransGuard”), for program losses in excess of a $500 deductible up to $1,500 per occurrence. In addition, the Company has obtained additional insurance coverage in the amount of $8,500 in excess of $1,500. The Company performs administrative activities, such as the collection of moving agent contributions and payments of claims and insurance premiums on behalf of the BIPD Fund. Because the Company collects moving agent contributions in advance of making claim payments, the Company records a liability to the BIPD Fund. The amounts held by the Company on behalf of the BIPD Fund, which are used primarily for claim payments, were $11,496 and $14,468 at December 31, 2004 and 2003, respectively, and are recorded in insurance loss and cargo claims reserves.

Fair Value of Financial Instruments

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, accounts and notes receivable, relocation properties related receivables, mortgages held for resale, relocation properties held for resale, assets held for sale, investments, accounts payable, short-term debt, current portions of long-term debt and capital lease obligations, relocation properties related payables, insurance loss and cargo claims reserves and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company’s other financial instruments are discussed in Note 24.

Revenue Recognition

The Company’s moving services operations recognize gross operating revenues to be invoiced to the transportation customer and all related transportation expenses, to include packing, transportation expenses and other costs associated with the service, on the date a shipment is delivered or services are completed.

In the relocation services operations, fees are paid to the Company by corporate customers at either a set price per transferred employee (“traditional product”) or based upon a fixed percentage of the home’s selling price (“fixed fee product”). The traditional product revenue is recognized at the date the home is sold to a third-party buyer. The fixed fee product revenue is recognized at the date the Company purchases the home from a transferee. When the Company purchases a property from a transferee, the property enters its inventory. The Company records the sale of the inventory home as revenue on a gross basis when it closes on the home sale to a third-party buyer. Additionally, the Company receives fees from company-qualified real estate agents for the listing or home purchase referral of a transferred employee. The listing referral fee revenue is recognized when the Company closes on the home sale to a third-party buyer. The home purchase referral fee revenue is recognized when a transferee closes on the purchase of a destination home from a third-party seller.

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

The Company, within the Network Services segment in the insurance services unit, recognizes insurance premium revenue evenly over a 12-month period when an annual insurance policy is written.

Reinsurance

Ceded reinsurance premiums, losses and loss adjustment expenses, are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Although the ceding reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liability and obligations to policyholders.

Leases

The Company has noncancelable lease commitments under operating leases for rental space, warehouse facilities, transportation equipment and office equipment. Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception. Leasehold improvements are depreciated over the shorter of the facility’s useful life or the term of the lease. A liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company is recognized and measured at its fair value when the Company ceases using the leased property.

Advertising and Promotion Costs

The Company expenses radio, television and print material advertising costs, including telephone directories and other promotional materials as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company recorded advertising costs of $9,154, $6,778 and $5,956, respectively.

Derivative Financial Instruments

The Company uses derivative instruments to protect against exchange fluctuations on foreign denominated short-term obligations and against interest rate changes on mortgages held for resale. In addition, the Company holds certain investments in its Insurance operations that qualify as derivatives due to embedded conversion features. Derivatives are recognized as either assets or liabilities on the consolidated balance sheets and measurement of those instruments is at fair value.

The Company uses interest rate swap agreements to fix interest rates on a portion of its variable rate debt. Each derivative is designated as a cash flow hedge. The effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the consolidated statements of operations when the hedged item affects earnings. The ineffective portions are recognized in earnings. See Note 24 for additional detail.

Interest Expense, Net

The Company records interest expense net of interest income. Interest expense consists primarily of interest paid on the Company’s term loan, revolving credit facility, senior subordinated notes and other debt agreements, as well as the amortization of deferred debt issuance costs. Interest expense was $26,309, $54,632 and $55,320 for the years ended December 31, 2004, 2003 and 2002. Interest income consists of amounts received on short-term investments, primarily bank cash deposits. Interest income was $863, $245 and $152 for the years ended December 31, 2004, 2003 and 2002.

Interest Allocated to Discontinued Operations

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” interest was allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company. Management feels it appropriate to allocate interest expense to the discontinued businesses so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future. Accordingly, the Company has allocated to discontinued operations 7.7% of total interest expense, excluding interest expense associated with the mortgage warehouse facilities and relocation financing facilities. For the years ended December 31, 2004, 2003 and 2002, the amount of interest allocated to discontinued operations was $1,789, $4,611 and $4,695, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in earnings in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

Foreign Currency Translation

A majority of the Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. The impact of currency fluctuation is included in stockholders’ equity as a component of accumulated other comprehensive loss. Income statement items are translated at the average exchange rate for the relevant period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the areas where estimation is significant are as follows:

•       Delivered not processed (“DNP”) is the estimated service revenue associated with shipments delivered or services completed and not invoiced.

•       Purchased transportation expense (“PTE”) is the associated expense the Company pays to third parties who provide transportation and moving services. The Company estimates PTE associated with DNP revenue.

•       The Company estimates the amount of reserve necessary for insurance claims within its multiple line property and commercial liability insurance group. The reserve is established to provide for the ultimate losses of known and unknown claims that will develop for the periods reported. The reserve is reviewed quarterly using internal data in conjunction with actuarially developed information. If the historical and actuarial information available at the time of these reviews is not reflective of recent or future claims volume or claims development, then the Company adjusts its reserves for these claims as the trends and volume become known. A change in the reserves necessary to provide for future claims expense may have a material effect on the Company’s future earnings.

•       An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of the Company’s customers, agents and owner operators to make required payments. If the financial condition of the Company’s customers, agents and owner operators were to deteriorate compromising their ability to make payments, additional allowances may be required.

•       The Company records relocation properties held for resale at net realizable value. In determining net realizable value, the Company makes estimates relating to market value and costs to sell, which amounted to $12,858 and $8,163 for 2004 and 2003, respectively. If the Company experienced a further reduction in the market value of the homes in inventory, additional adjustments may be required.

•       The Company offers certain incentives to its agents and corporate customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of other direct expense. Incentives offered to corporate customers are based upon meeting certain revenue thresholds, and are recognized as a reduction in operating revenues ratably over the period of incentive. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $3,633, $3,459 and $3,273 in the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company recognized customer incentives of $6,463, $6,750 and $7,144 in the years ended December 31, 2004, 2003 and 2002, respectively.

•       SFAS 142, “Goodwill and Other Intangible Assets”, requires that an annual impairment review be performed, which requires the Company to place a fair value on the individual reporting units of the business. The Company performs the impairment review during the fourth quarter. This requires the Company to select an appropriate method of valuation for the business using discounted estimated cash flows and to assess assumptions inherent in such a method on an annual basis. In addition, whenever events or changes in circumstances indicate that the carrying value of goodwill and other indefinite-lived intangible assets might not be recoverable, the Company will perform an impairment review. The judgments made in determining whether goodwill and other intangible assets are impaired will directly affect reported operating income, since any time the Company determines that any of these assets are impaired, a charge will be recognized in the statement of operations equal to the decline in value of such assets.

•       The Company assesses impairments of long-lived assets in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; and significant negative industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company calculates an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

•       The Company provides a range of benefits to employees and retired employees, including defined benefit retirement plans, postretirement medical and life insurance benefits and postemployment benefits (primarily severance). The Company records annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under the plans are reasonable based on experience and advice from third-party actuaries.

•       The Company maintains a Paid Time Off (“PTO”) policy in which eligible employees are allotted a number of compensated absences each year dependent upon years of service with the Company. For U.S. employees, the PTO days are earned and used in the same calendar year and unused PTO days may not be carried over into the following year unless otherwise required by state law. Due to the inability to carry unused PTO days from one year to the next year, there is no accrued vacation liability reflected at year-end for the U.S. employees. There are numerous variations of compensated absence policies in place for the non-U.S. work force, which in total carry liability amounts of $6,796 and $6,257 at December 31, 2004 and 2003, respectively.

Adoption of New Standards and Recent Accounting Pronouncements

In December 2002, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” In 2003, the Company adopted the revised disclosure requirements of this pronouncement, except for certain disclosures about estimated future benefit payments which were adopted when effective for the year ended December 31, 2004.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation”. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted only the disclosure requirements of SFAS 148 (see Note 22).

Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income (loss) would have changed for the years ended December 31, 2004, 2003 and 2002 as follows:

	2004	2003	2002
Income (loss) from continuing operations	$(35,253)	$15,963	$37,594
Stock compensation expense included in income (loss) from continuing operations, net of tax	2,209	2,360	—
Pro forma compensation cost under fair value method, net of tax	(5,118)	(1,611)	(630)
Pro forma income (loss) from continuing operations	(38,162)	16,712	36,964
(Loss) from discontinued operations, net, as reported	(32,900)	(1,496)	(5,094)
Pro forma net income (loss)	$(71,062)	$15,216	$31,870
Basic net income (loss) per share, as reported	$(0.95)	$0.22	$0.56
Basic net income (loss) per share, pro forma	$(0.99)	$0.23	$0.55
Diluted net income (loss) per share, as reported	$(0.95)	$0.21	$0.56
Diluted net income (loss) per share, pro forma	$(0.99)	$0.22	$0.55
Basic weighted average common shares outstanding	72,121,950	58,104,742	51,712,625
Assumed conversion of stock options and awards per SFAS 123/148	—	2,597,724	124,024
Diluted weighted average common shares outstanding	72,121,950	60,702,466	51,836,649

Potentially dilutive securities totalling 2,991,242 shares for the year ended December 31, 2004 have not been included in the determination of diluted loss per share, as their inclusion would be anti-dilutive in that period.

In accordance with the provisions of SFAS 123, as amended by SFAS 148, the Company has elected to continue to account for stock-based compensation under the intrinsic value-based method of accounting described by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no cost is recorded for stock options issued to employees unless the option price is below market at the time options are granted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003 FIN 46 was revised (“FIN 46R”) to clarify some provisions and exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not result in a material impact to the consolidated balance sheets or statements of operations of the Company.

In March 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 138, Earnings Per Share” (“EITF 03-6”). This issue addressed changes in the reporting calculation and requirements of earnings per share, providing the method to be used when a company has granted holders of any form of security, rights to participate in its earnings along with the participation rights of holders of common stock. The Company has reviewed the contractual rights granted for stock warrants, options, and now-retired junior preferred stock and concluded that EITF 03-6 does not affect its reporting and disclosure requirements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, which did not have a material effect on its operating results or financial condition.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company’s redeemable junior preferred stock, issued in connection with the Allied Acquisition, was subject to SFAS 150. The Company issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel plc, having an initial liquidation preference of $24,500. The dividend rate on the junior preferred stock was 12.4% compounded quarterly and was cumulative, although the payment of dividends was subject to the discretion of the Company’s Board of Directors, and the Company’s ability to pay dividends was subject to various debt agreements.

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

In December 2003, the United States Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act established a prescription drug benefit under Medicare (Medicare Part D), and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). The Company adopted the provisions of FSP 106-2 in the third quarter of 2004. The effects are explained in Note 17, Defined Benefit Plans—Components of Net Periodic Benefit Cost.

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other-than-temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 was delayed by Financial Accounting Standards Board Staff Position EITF Issue No. 03-1-1, however, the disclosure requirements of EITF 03-1, which the Company adopted as of December 31, 2003, have not been deferred.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“the Jobs Act”) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. purposes of applying SFAS 109. The Company finalized its Overall Domestic Reinvestment Plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500,000 of repatriation of foreign earnings. Some of the individual dividends have not been finalized. In 2005, the Company expects to repatriate an amount ranging from $79,000 to $103,000 with the respective tax liability ranging from $6,000 to $8,000.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, “Share Based Payments.” Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company must adopt the provisions of SFAS 123R as of the beginning of the first interim reporting period that begins after June 15, 2005 (i.e. the third quarter of 2005), with early adoption encouraged. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after June 30, 2005. The Securities and Exchange Commission has further delayed implementation of the standard until January 1, 2006.

SFAS 123R allowed companies various transition approaches. The Company is currently assessing the timing and the transition method that it will use for the adoption of SFAS 123R. The Company expects to recognize additional compensation cost that was not previously required to be recognized, beginning in the quarter in which the Company first implements the provisions of SFAS 123R. The Company does not expect the adoption of SFAS 123R to have a material impact on its results of operations, financial position or liquidity.

(2)   Restatement

The 2003 and 2002 consolidated financial statements have been restated to reflect the accounting errors primarily in the Company’s Insurance business unit, a component of its Network Services segment. A table recapping the pre-tax impact of the errors by segment is included below:

Income (Expense)	2003	2002	Total	%
Network Services	$(2,688)	$(4,025)	$(6,713)	53.4%
Moving Services Europe and Asia Pacific	(1,549)	(1,052)	(2,601)	20.7%
Moving Services North America	(1,866)	(679)	(2,545)	20.2%
Discontinued Operations	(852)	9	(843)	6.7%
Corporate	(1)	—	(1)	0.0%
Global Relocation Services	(1,244)	1,364	120	(1.0)%
Operating income impact	$(8,200)	$(4,383)	$(12,583)	100.0%
Net income impact	$(4,483)	$11,679
Earnings per share impact	$(0.07)	$0.23

The Company has identified the following accounting errors impacting the years ended December 31, 2003 and 2002:

1.   Overstated commission income:   The Company had arrangements with a third-party insurer which provided for the refund of a certain portion of premiums it had paid in the event of favorable loss experience. The Company generally recorded the transactions related to these arrangements directly to the income statement when the refunds were received or in some cases repaid. However, the Company’s policy documentation indicated that such amounts were due back to the insured, which in this case was the BIPD fund. As a result, the Company recorded an adjustment to reverse the commission income in the period recognized and establish a liability for such amounts. The Company’s expense recognition in 2004, when the amounts were repaid to the insured, has also consequently been reversed.

2.   Facility lease accounting:   The Company historically recorded the rent expense associated with certain facility leases on an as-invoiced (cash) basis and depreciated leasehold improvements over their useful lives. The Company has now recorded an adjustment to properly recognize rent expense on a straight-line basis (including the effects of rent escalation clauses and free rent periods) over the term of the lease and to depreciate certain leasehold improvements over the shorter of the facility’s useful life or the term of the lease.

3.   Overstated premium revenue:   The Company maintains systems to invoice its customers for insurance premiums and other services. The Company did not administer an effective process to reconcile the general ledger account balances to the detailed accounts receivable trial balance. Upon review, the Company determined that certain customer refund payments and certain customer billing adjustments were not accurately recorded in the general ledger, and recorded an adjustment to reduce accounts receivable which also reduced amounts previously recorded as revenue.

4.   Understated customer incentives or agent commissions liability:   The Company historically recorded as income amounts relating to certain unclaimed customer refunds, customer incentives and agent commissions. Further analysis indicated that a portion of these amounts remain contractually due to its customers or agents. Therefore, the Company recorded an adjustment to reinstate a liability for amounts previously recorded as income.

5.   Intercompany accounts:   The Company recorded an adjustment to increase expense to reconcile all intercompany accounts. These accounts had not been fully reconciled in the past.

6.   Global Relocation Services revenue:   The Company recorded an adjustment to correct the timing of revenue recognition with respect to both corporate fee and referral fee revenue as follows:

•        For corporate fee revenue related to its fixed fee product, the Company has now determined that it should recognize revenue at the date the Company purchases the home from a transferee, rather than at the date when the Company enters into a contract with a third-party buyer of the home.

•        For corporate fee revenue related to its traditional product, the Company has now determined that it should recognize revenue at the date when the Company closes on the home sale to a third-party buyer, rather than at the date when the Company enters into a contract with a third-party buyer of the home.

•        For listing real estate broker referral fee revenue, the Company has now determined that it should recognize revenue at the date when the Company closes on the home sale to a third-party buyer, rather than at the date when the Company enters into a contract with a third-party buyer of the home.

•        For destination real estate broker referral fee revenue, the Company has now determined that it should recognize revenue at the date when a transferee purchases a destination home from a third-party seller, rather than at the date when a transferee enters into a contract with a third-party seller of the destination home.

In addition, the Company recorded an adjustment to record relocation properties held for resale at net realizable value.

7.   Income tax:   The Company recorded an adjustment to reverse a tax contingency in the appropriate period and record the tax impact of the restatement of the Company’s consolidated financial statements for 2003 and 2002. In addition, at December 31, 2001, a valuation allowance was established due to the uncertainty of realization of the net U.S. deferred tax asset position, as manifested by cumulative U.S. losses for the three-year period ended December 31, 2001. This valuation allowance was eliminated at December 31, 2002 due to the existence of U.S. profits for the year ended December 31, 2002 and forecasted U.S. profits for future years.

8.   Presentation of accessorial revenue and PTE:   The Company adjusted the amounts of accessorial revenue (additional services such as packing, unpacking and storage) and related purchased transportation expense on the consolidated statement of operations. Revenue and related purchased transportation expense were understated in equal amounts due to errors in the Company’s system-generated reports.

9.   Presentation of home sales on a gross basis:   For homes purchased through its fixed fee product, the Company historically recorded revenues and cost on home sales at a net amount recorded in cost of sales. The Company now reports revenue from the sales of homes and related costs gross on the consolidated statement of operations, as described in Note 1. The amounts related to Global Relocation Services home sale revenues and related cost of homes sold for those homes the Company takes into inventory and assumes ownership risk.

10.   Presentation of interest and investment income:   The Company corrected the classification of interest and investment income and expense from general and administrative expense to operating revenues and other direct expense on the consolidated statement of operations. The Company generates investment income from the Network Services segment, as well as mortgage interest income and expenses from the Global Relocation Services segment as part of its business operations. These amounts had inappropriately been presented on a net basis in general and administrative expense.

11.   Presentation of curtailment and other gains:   The Company corrected the presentation of certain amounts recorded in 2003 from general and administrative expense to curtailment and other gains on the consolidated statement of operations. The Company determined that these unusual, non-recurring items in general and administrative expense should be presented as a separate line item on the consolidated statement of operations to be consistent with the presentation of prior years.

12.   Reconciliation and analysis:   The Company recorded adjustments resulting from the failure to appropriately reconcile account balances to subledgers or other support as well as appropriately adjust account balances for unreconciled differences, relating to the following accounts: cash and cash equivalents, accounts receivable and the related allowance for doubtful accounts, prepaid assets, investments, goodwill, intangible assets, accrued revenue and expense, accounts payable, accrued liabilities, deferred credits, insurance reserves, long-term debt, intercompany accounts, operating revenues, commission income, other direct expenses, general and administrative expenses, other income and income tax expense. Additionally, estimates used for various accrual and allowance accounts were not updated on a timely, recurring basis.

13.   Contract accounting:   The Company determined that contracts within its Network Services segment were not appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and accordingly did not appropriately account for these items. Such adjustments impacted income recognition and required the establishment of liabilities due to customers or reinsurers. The Company recorded adjustments to accounts receivable, prepaid assets, goodwill, accrued liabilities, operating revenues, commission income and other direct expenses to correct for these errors for insurance and reinsurance related transactions.

14.   Agent revenue distribution:   The Company determined that accrual balances related to customer incentive and agent commission liabilities were not correctly recorded. The Company recorded adjustments to properly reflect their legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers.

15.   Bad debt reserve analysis:   The Company determined that bad debt reserves were not properly measured and recorded on a monthly basis within its Network Services segment. As a result, the Company recorded adjustments to the allowance for doubtful accounts balances.

16.   Other:   The Company recorded other various adjustments that are not applicable to the above categories.

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on operating revenues for the years ended December 31, 2003 and 2002:

		2003	2002
	Operating revenues, as previously reported	$1,948,753	$1,781,486
(1)	Overstated commission income	(157)	(1,952)
(3)	Overstated premium revenue	(738)	(592)
(6)	Global Relocation Services revenue	(811)	4,061
(8)	Presentation of accessorial revenue and PTE	2,120	(65,591)
(9)	Presentation of home sales on a gross basis	826,978	372,789
(10)	Presentation of interest and investment income	10,695	7,204
(16)	Other	(254)	(36)
	Total restatement impact	837,833	315,883
	Operating revenues, as restated	$2,786,586	$2,097,369

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on purchased transportation expense for the years ended December 31, 2003 and 2002:

		2003	2002
	Purchased transportation expense, as previously reported	$1,106,759	$1,106,927
(4)	Understated customer incentives or agent commissions liability	645	1,394
(5)	Intercompany accounts	531	76
(8)	Presentation of accessorial revenue and PTE	2,120	(65,591)
(12)	Reconciliation and analysis	267	(98)
(14)	Agent revenue distribution	770	25
(16)	Other	(207)	(199)
	Total restatement impact	4,126	(64,393)
	Purchased transportation expense, as restated	$1,110,885	$1,042,534

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on total direct expenses for the years ended December 31, 2003 and 2002:

		2003	2002
	Total direct expenses, as previously reported	$1,559,754	$1,447,623
(2)	Facility lease accounting	135	654
(4)	Understated customer incentives or agent commissions liability	645	1,394
(5)	Intercompany accounts	531	76
(6)	Global Relocation Services revenue	(207)	2,853
(8)	Presentation of accessorial revenue and PTE	2,120	(65,591)
(9)	Presentation of home sales on a gross basis	826,978	372,789
(10)	Presentation of interest and investment income	1,636	962
(12)	Reconciliation and analysis	1,002	2
(14)	Agent revenue distribution	770	25
(16)	Other	321	140
	Total restatement impact	833,931	313,304
	Total direct expenses, as restated	$2,393,685	$1,760,927

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on general and administrative expense for the years ended December 31, 2003 and 2002:

		2003	2002
	General and administrative expense, as previously reported	$260,210	$237,202
(5)	Intercompany accounts	401	49
(10)	Presentation of interest and investment income	9,059	6,242
(11)	Presentation of curtailment and other gains	3,772	—
(12)	Reconciliation and analysis	689	(140)
(15)	Bad debt reserve analysis	384	214
(16)	Other	688	564
	Total restatement impact	14,993	6,929
	Total general and administrative expense, as restated	$275,203	$244,131

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on income from continuing operations before income taxes for the years ended December 31, 2003 and 2002:

		2003	2002
	Income from continuing operations before income taxes, as previously reported	$31,274	$38,935
(1)	Overstated commission income	(157)	(1,952)
(2)	Facility lease accounting	(392)	(622)
(3)	Overstated premium revenue	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	(645)	(1,394)
(5)	Intercompany accounts	(961)	(168)
(6)	Global Relocation Services revenue	(604)	1,208
(12)	Reconciliation and analysis	(1,942)	133
(13)	Contract accounting	(331)	(413)
(14)	Agent revenue distribution	(855)	(65)
(15)	Bad debt reserve analysis	(384)	(214)
(16)	Other	(154)	(254)
	Total restatement impact	(7,348)	(4,393)
	Income from continuing operations before income taxes, as restated	$23,926	$34,542

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on income from continuing operations for the years ended December 31, 2003 and 2002:

		2003	2002
	Income from continuing operations, as previously reported	$19,919	$25,921
(1)	Overstated commission income	(157)	(1,952)
(2)	Facility lease accounting	(392)	(622)
(3)	Overstated premium revenue	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	(645)	(1,394)
(5)	Intercompany accounts	(961)	(168)
(6)	Global Relocation Services revenue	(604)	1,208
(7)	Income tax	3,392	16,065
(12)	Reconciliation and analysis	(1,942)	133
(13)	Contract accounting	(331)	(413)
(14)	Agent revenue distribution	(855)	(65)
(15)	Bad debt reserve analysis	(384)	(214)
(16)	Other	(154)	(253)
	Total restatement impact	(3,956)	11,673
	Income from continuing operations, as restated	$15,963	$37,594

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on net income for the years ended December 31, 2003 and 2002:

		2003	2002
	Net income, as previously reported	$18,950	$20,821
(1)	Overstated commission income	(157)	(1,952)
(2)	Facility lease accounting	(488)	(530)
(3)	Overstated premium revenue	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	(645)	(1,394)
(5)	Intercompany accounts	(961)	(168)
(6)	Global Relocation Services revenue	(604)	1,208
(7)	Income tax	3,717	16,062
(12)	Reconciliation and analysis	(2,314)	133
(13)	Contract accounting	(331)	(413)
(14)	Agent revenue distribution	(1,065)	(115)
(15)	Bad debt reserve analysis	(384)	(214)
(16)	Other	(328)	(286)
	Total restatement impact	(4,483)	11,679
	Net income, as restated	$14,467	$32,500

Correction of Balance Sheet Presentation

In addition to the impact of the aforementioned adjustments, the Company recorded additional adjustments that did not affect net income, but corrected the presentation of previously reported balances in the consolidated balance sheets. A brief description of the presentation corrections greater than $1,000 is included below.

1.   Short-term and long-term investments:   The Company corrected the classification of marketable security investments from long-term investments to short-term investments on the consolidated balance sheets as the Company’s policy is to classify these securities as current or noncurrent based on their maturities and/or the security’s availability for current operations. The impact of the restatement was $84,731 in 2003 and $62,134 in 2002.

2.   Home equity advances:   The Company reclassified home equity advances from properties held for resale to relocation properties related receivables on the consolidated balance sheets to correct for a categorization error in the consolidation ledger. The impact of the restatement was $38,935 in 2003 and $15,432 in 2002.

3.   Accretion of Redeemable Common Stock:   The Company adjusted redeemable common stock from its value at date of issuance to its fair value at the time the redemption feature expired. The adjustment resulted in an increase to redeemable common stock and an equivalent decrease to additional paid in capital of $28,465 in 2003.

4.   Indemnification and accrued tax interest receivable:   The Company has determined that an indemnification receivable and an equivalent tax liability (both with interest) of approximately $23,178 should have been recorded at the time Pickfords Ltd. was acquired in 1999. The Company has restated its 2003 and 2002 consolidated balance sheets to reflect these adjustments. See Note 13 for further discussion.

5.   Insurance loss reserves and prepaid premiums:   The Company reclassified insurance loss reserve amounts from short-term liabilities to long-term liabilities on the consolidated balance sheets to reflect the expected period of payment. The impact of the restatement was $27,496 in 2003 and $26,273 in 2002. In addition, the Company reclassified reinsurance recoverable balances and amounts held for reinsurers from insurance loss reserves to accounts receivable and accounts payable, respectively. The impacts of the restatement were $10,464 and $694 and $12,243 and $692 in 2003 and 2002, respectively. The Company reclassified prepaid reinsurance premiums from unearned premiums and other deferred credits to other current assets. The impact of the restatement was $589 in 2003 and $4,740 in 2002.

6.   Negative cash balances:   The Company had previously classified certain book overdrafts as a reduction of cash. The Company recorded an adjustment to restate cash and other current liabilities. The impact of the restatement was $2,899 in 2003 and $1,382 in 2002.

7.   Home property loan interest:   The Company has determined that the journal entry to record home property loan interest was recorded twice in error. The Company has corrected the consolidated balance sheets to remove the duplicate home property loan interest from both relocation properties related receivables and short-term debt. The impact of the restatement was $1,355 in 2003.

8.   Cargo claims reserves:   The Company reclassified cargo claims reserve amounts from short-term liabilities to long-term liabilities on the consolidated balance sheets to reflect the expected period of payment. The impact of the restatement was $1,090 in 2003 and $2,073 in 2002.

9.   Purchase accounting adjustments:   The Company reclassified account balances related to the purchase accounting from the November 1999 acquisition of Allied Van Lines on the consolidated balance sheets between other current liabilities and accrued purchased transportation expense. The impact of the restatement was $1,209 in 2002.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued consolidated financial statements, together with the changes in presentation noted above, at and for the years ended December 31, 2003 and 2002 have been summarized in the tables below.

	As Previously Reported	Restated
	2003	2003
Assets
Current assets:
Cash and cash equivalents	$63,065	$60,154
Short-term investments	7,759	92,494
Accounts and notes receivable, net of allowance for doubtful accounts of $21,098 and $21,786, respectively	372,804	374,569
Relocation properties related receivables	—	62,224
Mortgages held for resale	58,063	58,063
Relocation properties held for resale	89,128	48,604
Deferred income taxes	37,126	35,736
Other current assets	33,207	34,727
Total current assets	661,152	766,571
Investments	90,255	5,726
Property and equipment, net	180,985	180,979
Goodwill, net	355,141	362,002
Intangible assets, net	228,359	228,359
Other long-term assets	33,465	39,296
Total long-term assets	888,205	816,362
Total assets	$1,549,357	$1,582,933
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$560	$560
Current portion of capital lease obligations	4,551	4,551
Short-term debt	96,430	95,076
Accounts payable	110,315	78,236
Relocation properties related payables	72,572	91,255
Accrued purchased transportation expense	69,694	71,762
Insurance loss and cargo claims reserves	80,266	66,246
Unearned premiums and other deferred credits	—	67,288
Accrued income taxes	6,722	35,707
Other current liabilities	168,146	116,404
Total current liabilities	609,256	627,085
Long-term debt	427,463	427,463
Capital lease obligations	18,072	18,072
Insurance loss and cargo claims reserves	—	29,316
Deferred income taxes	35,848	26,702
Other long-term liabilities	63,370	62,885
Total long-term liabilities	544,753	564,438
Total liabilities	1,154,009	1,191,523
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,029,346 issued and 70,435,367 outstanding at December 31, 2003	730	730
Additional paid-in-capital	446,522	446,522
Common stock purchase warrant	655	655
Unearned compensation	(3,229)	(3,229)
Accumulated other comprehensive loss	(18,542)	(22,609)
Accumulated deficit	(20,670)	(20,541)
Total paid-in-capital and accumulated deficit	405,466	401,528
Less cost of treasury stock, 2,593,979 at December 31, 2003	(10,118)	(10,118)
Total stockholders’ equity	395,348	391,410
Total liabilities and stockholders’ equity	$1,549,357	$1,582,933

	As Previously Reported(1)	Restated	As Previously Reported(1)	Restated
	2003	2003	2002	2002
Operating revenues:
Service revenue	$1,948,753	$1,959,608	$1,781,486	$1,724,579
Home sale revenue	—	826,978	—	372,790
Total operating revenues	1,948,753	2,786,586	1,781,486	2,097,369
Operating expenses:
Purchased transportation expense	1,106,759	1,110,885	1,106,927	1,042,534
Cost of homes sold	—	830,793	—	374,656
Other direct expense	452,995	452,007	340,696	343,737
Total direct expense	1,559,754	2,393,685	1,447,623	1,760,927
Gross margin	388,999	392,901	333,863	336,442
General and administrative expense	260,210	275,203	237,202	244,131
Intangibles amortization	6,149	6,149	3,894	3,894
Impairments and other charges	—	—	—	4,658
Curtailment and other gains	—	(3,772)	(6,630)	(6,630)
Restructuring expense	—	—	4,658	—
Operating income from continuing operations	122,640	115,321	94,739	90,389
Other income (expense), net	580	580	(678)	(679)
Debt extinguishment expense	37,588	37,588	—	—
Interest expense on redeemable preferred obligation	1,815	—	—	—
Interest expense, net	52,543	54,387	55,126	55,168
Income from continuing operations before income taxes	31,274	23,926	38,935	34,542
Provision (benefit) for income taxes	11,355	7,963	13,014	(3,052)
Income from continuing operations	19,919	15,963	25,921	37,594
(Loss) from discontinued operations, net of income tax benefit of $1,619, $1,945, $1,383 and $1,380, respectively	(969)	(1,496)	(5,100)	(5,094)
Net income	$18,950	$14,467	$20,821	$32,500
Per share data:
Basic income per share—continuing operations	$0.30	$0.24	$0.43	$0.66
Basic (loss) per share—discontinued operations	$(0.02)	$(0.02)	$(0.10)	$(0.10)
Basic net income per share	$0.29	$0.22	$0.33	$0.56
Diluted income per share—continuing operations	$0.29	$0.23	$0.43	$0.66
Diluted (loss) per share—discontinued operations	$(0.02)	$(0.02)	$(0.10)	$(0.10)
Diluted net income per share	$0.27	$0.21	$0.33	$0.56
Average number of common shares outstanding—basic	58,104,742	58,104,742	51,712,625	51,712,625
Average number of common shares outstanding—diluted	60,933,868	60,933,868	51,832,236	51,832,236

(1)          Adjusted for reclassification of discontinued operations

	As Previously Reported	Restated	As Previously Reported	Restated
	2003	2003	2002	2002
Cash flows from operating activities:
Net income	$18,950	$14,467	$20,821	$32,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,058	47,938	44,249	45,184
Amortization and write-off of deferred debt issuance costs	15,861	15,861	3,171	3,171
Loss on bond extinguishment	24,951	24,951	—	—
Change in provision for losses on accounts and notes receivable	3,405	4,626	6,893	7,183
Stock compensation expense	—	3,537	—	—
Deferred income taxes	9,479	3,951	(5,752)	(21,232)
Impairment of goodwill and other assets	—	—	—	7,092
(Gain) loss on sale of assets, net	(2,030)	(2,468)	3,651	(2,283)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(19,894)	(24,950)	5,531	(6,400)
Originations of mortgages held for resale	(836,570)	(836,570)	(481,091)	(481,091)
Sales of mortgages held for resale	821,305	821,305	464,312	464,312
Relocation properties related assets and liabilities	(44,167)	(27,027)	(1,249)	(5,689)
Accounts payable	18,427	4,150	(9,055)	4,182
Other current assets and liabilities	19,350	30,350	(7,334)	(4,917)
Other long-term assets and liabilities	1,536	(538)	23,085	25,346
Net cash provided by operating activities	78,661	79,583	67,232	67,358
Cash flows from investing activities:
Additions of property and equipment	(28,583)	(28,583)	(33,463)	(33,462)
Proceeds from sale of property and equipment	—	6,537	—	5,282
Purchases of investments	(119,608)	(120,568)	(66,999)	(68,317)
Proceeds from sale or maturity of investments	98,950	98,950	62,068	63,277
Acquisitions, net of cash acquired	(33,035)	(33,035)	(102,625)	(102,625)
Other investing activities	4,097	(2,440)	3,520	(1,763)
Net cash used for investing activities	(78,179)	(79,139)	(137,499)	(137,608)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	889,883	889,883	380,668	380,668
Repayments on short-term and long-term debt	(1,065,548)	(1,065,548)	(362,559)	(362,559)
Borrowings on mortgage and relocation facilities	887,767	887,767	492,951	492,951
Repayments on mortgage and relocation facilities	(853,017)	(853,017)	(474,728)	(474,728)
Repayments on capital lease obligations	(6,028)	(6,028)	(4,983)	(4,983)
Redemption of junior preferred obligation	(32,633)	(32,633)	—	—
Call premium on bond extinguishment	(24,951)	(24,951)	—	—
Proceeds from issuance of common stock	250,658	250,658	66,315	66,315
Payment of initial public offering costs	(20,594)	(20,594)	—	—
Other stock transactions and financing activities	(11,521)	(13,036)	(15,528)	(16,910)
Net cash provided by financing activities	14,016	12,501	82,136	80,754
Effect of translation adjustments on cash	3,087	3,087	1,492	1,492
Net increase in cash and cash equivalents	17,585	16,032	13,361	11,996
Cash and cash equivalents at beginning of period	45,480	44,122	32,119	32,126
Cash and cash equivalents at end of period	$63,065	$60,154	$45,480	$44,122
Supplemental disclosure of cash flow information—cash paid during the years ended December 31, 2003 and 2002:
Interest	$47,353	$47,382	$45,343	$45,386
Income taxes	$7,969	$7,969	$4,883	$4,883

(3)   Acquisitions

On December 23, 2004, the Company acquired U.S.-based employee relocation management and consulting firm Executive Relocation Corporation (“ERC”). In the transaction, the Company purchased all of the outstanding shares of common stock of ERC for $88,587, net of acquired cash of $11,413. The acquisition of ERC significantly strengthens the Company’s position in the industry and will further enhance the Company’s ability to meet and exceed its customer expectations. ERC has been included within the Company’s Global Relocation Services segment from the date of the acquisition. ERC was acquired from Standard Federal Bank National Association (“Standard Federal”). Standard Federal is a subsidiary of LaSalle Bank Corporation (“LaSalle”). Affiliates of LaSalle are participants in the Company’s currently outstanding credit agreement for which JP Morgan Chase Bank acts as agent. Affiliates of LaSalle are also counterparty to the Company’s asset-backed securitization facility.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (“DJK”), a U.S.-based specialty residential brokerage and relocation services provider, for $1,836 in cash, net of acquired cash of $1,164. Through its headquarters in New York City, the acquisition of DJK added another provider of rental and corporate housing relocation services to the Company. DJK has been included within the Company’s Global Relocation Services segment from the date of the acquisition.

On April 30, 2004, the Company purchased Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”), a German-based moving and relocation services business, for $4,387 in cash. On August 2, 2004, the Company purchased for $1,202 in cash an additional business from the previous owners of Rettenmayer. These acquisitions allowed the Company to further expand its service capabilities in Germany. Each piece of the Rettenmayer acquisition has been included within the Company’s Moving Services Europe and Asia Pacific segment from the respective dates of acquisition.

On March 10, 2004, the Company purchased Relocation Dynamics, Inc. (“RDI”), a U.S.-based specialty relocation services provider, for $1,786, net of acquired cash of $200. The purchase was made with $1,986 in cash, $1,500 paid at closing and $486 paid in April 2004, and contingent consideration of up to $3,000 payable subject to the achievement of certain revenue targets over each of the next five years. The $3,000 will be treated as additional purchase price if the revenue targets are achieved and the goodwill associated with the acquisition will be increased accordingly. The New Jersey service location of RDI added another center on the East Coast of the United States to enhance the Company’s existing service offerings. RDI has been included within the Company’s Global Relocation Services segment from the date of acquisition.

On December 16, 2003, the Company purchased Move-Pak, a U.S.-based program administrator for moving and storage insurance. Move-Pak’s product offerings included the marketing, processing and administration of insurance policies. Their services have been provided to customers within the insurance industry in support of product lines in property, crime, inland marine, general liability, automobile liability and physical damage insurance. Total consideration in the transaction was $2,800, with $560 paid at closing and four installments of $560 adjusted by a policy retention formula per the agreement. The final installment is due December 16, 2005. The acquisition allowed the Company to expand its insurance services offerings to moving agents across the United States. Move-Pak has been included within the Company’s Network Services segment from the date of acquisition.

On December 17, 2003, the Company purchased PRS, a Belgium-based relocation services company offering relocation services to clients within Belgium and parts of the European Community. Total consideration in the transaction was $2,619 in cash. The acquisition allowed the Company to expand its relocation offerings within Belgium. PRS has been included within the Company’s Global Relocation Services segment from the date of acquisition.

On June 6, 2003, the Company purchased Scanvan, a Scandinavia-based moving services company, for $19,871 net of acquired cash of $2,828. The acquisition of Scanvan was part of the Company’s ongoing strategy to expand its relocation and moving capabilities in major regions of the world. This acquisition offered the Company a direct entrance into the Scandinavian market, where it historically had a limited presence. Scanvan includes Adams Transport in Denmark, Majortrans Flytteservice in Norway and Kungsholms in Sweden. Scanvan has been included within the Company’s Moving Services Europe and Asia Pacific segment from the date of acquisition.

On July 29, 2002, the Company acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, Rowan Simmons), a U.K.-based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for $10,686 in cash net of acquired cash of $612 and assumed liabilities of $2,417. The acquisition of Rowan Simmons provided the Company with an entrance into the important U.K. corporate relocation market. Rowan Simmons has been included within the Company’s Global Relocation Services segment from the date of acquisition.

On June 10, 2002, the Company purchased Maison Huet, a France-based moving and relocation services provider with service offerings throughout France and within surrounding European Communities. Total consideration in the transaction was $1,897 in cash, net of acquired cash of $1,107. This acquisition allowed the Company to further expand its service capabilities in France and neighboring countries. Maison Huet has been included within the Company’s Moving Services Europe and Asia Pacific segment from the date of acquisition.

On May 3, 2002, the Company purchased the business conducted by Cooperative Resource Services (“CRS”) that provided comprehensive relocation services to companies and their employees, including home sale services, relocation coordination services and mortgage lending services. One of these two subsidiaries, SIRVA Relocation LLC (“SIRVA Relocation”), purchased the non-mortgage lending operations net assets and equity from CRS. The mortgage lending operations of SIRVA Mortgage, Inc. (“SIRVA Mortgage”) were purchased by the other subsidiary, CMS Holding, LLC. The acquisition of CRS represented the first stage of the Company’s strategy of expanding its corporate relocation service offering, and provided a corporate relocation services business within the United States.

The combined cash purchase price for the CRS acquisitions was $44,438, net of acquired cash of $15,562, of which $3,500 was paid for the assets of the mortgage lending operations. Of the total purchase price, $45,000 was paid in cash and $15,000 (non-cash) was paid in notes issued by the Company. In addition, certain liabilities relating to the acquired business were assumed in connection with the acquisition, including $26,572 of indebtedness under a revolving credit facility used to fund the mortgage lending operations, which was assumed by SIRVA Mortgage. The cash purchase price for the acquisition, as well as $24,133 of other indebtedness of the acquired business that was retired as part of the acquisition, were financed with proceeds including $40,000 of cash from the sale of 8,929,605 shares of the Company’s common stock to Fund VI, and the incurrence of $50,000 additional senior indebtedness by the Company. CRS has been included within the Company’s Global Relocation Services segment from the date of acquisition.

On April 12, 2002, the Company purchased the NAIT business conducted by VCW, a provider of insurance services to independent contract truck drivers, and certain of its affiliates, including the National Association of Independent Truckers, Inc., for $25,359 in cash, $3,611 in assumed liabilities, a deferred amount of $3,000 payable subject to maintaining a certain number of insured members as of December 31, 2002 and 2003 and an actuarially determined amount of $6,857, of which $5,572 was paid during 2003 based on insurance losses incurred with respect to policies issued during the year ended December 31, 2001. Through its TransGuard unit, the Company has offered insurance products tailored to the needs of the transportation industry. Historically, the primary market for these and other fleet services was the

Company’s network affiliates. The acquisition of NAIT expanded the potential sales channel for the Company’s pre-existing insurance and fleet services to the member base of NAIT. At the time of acquisition the National Association of Independent Truckers was an association of approximately 26,500 independent contract truck drivers providing its members with occupational accident, physical damage and non-trucking liability insurance, as well as access to a suite of professional services. The purchase price was funded from existing cash and investment balances and $20,000 of cash from the sale of 4,464,818 shares of the Company’s common stock to Fund VI. NAIT has been included within the Company’s Network Services segment from the date of acquisition.

The Company has considered several elements in the determination of purchase consideration in each acquisition. These include the use of multiples of the acquired entity’s historical profits and cash flow. Together with these historic elements, consideration has been given to the value of each acquired entity’s customer base, market presence, global penetration and location along with the strategic value the acquired company could contribute to the Company. In many instances, the purchase consideration resulted in the creation of goodwill and other intangibles due to a combination of the aforementioned factors.

The Company has allocated the cost in each acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The Company has completed the valuations of identifiable intangible assets and has substantially completed the evaluation and allocation of the purchase price for the 2004 acquisitions but may refine the allocations as additional information becomes available. The table below recaps the components of intangible assets created in the allocations of purchase price for the acquisitions completed by the Company during the years ended December 31, 2004, 2003 and 2002 with a purchase price exceeding $1,000.

		Purchase	Allocation of Intangibles
Acquisition	Date	Price(1)	Trade Name	Customer List	Non-Compete	Goodwill(2)(5)
ERC(3)(5)	12/23/04	$100,000	$30	$28,200	$710	$75,393
DJK(5)	9/2/04	3,000	—	614	131	1,141
Rettenmayer Löhle(3)	8/2/04	1,202	—	—	—	1,141
Rettenmayer(3)	4/30/04	4,387	1,102	1,224	282	5,375
RDI	3/10/04	1,986	—	1,485	270	463
Move-Pak(6)	12/16/03	2,800	—	1,000	250	1,443
PRS	12/17/03	2,619	—	700	126	1,889
Scanvan(3)(4)	6/6/03	22,699	3,600	4,000	50	19,242
Rowan Simmons(3)	7/29/02	11,298	—	3,500	500	11,246
Maison Huet(3)	6/10/02	3,004	1,000	630	100	1,437
CRS(3)	5/3/02	60,000	—	29,100	6,300	57,414
NAIT(3)(6)	4/12/02	25,359	12,300	3,200	5,800	19,178

(1)          The purchase price is the contract price excluding acquisition costs and debt assumed.

(2)          Goodwill includes acquisition costs incurred to date.

(3)          Identified intangible asset valuations have been performed for these acquisitions and are final.

(4)          Trade name values associated with ADAM, Majortrans Flytteservice and Kungsholms.

(5)          The entire amounts of goodwill for ERC and DJK are expected to be deductible for tax purposes. None of the goodwill associated with the other acquisitions listed above are expected to be tax deductible.

(6)          The goodwill associated with Move-Pak and NAIT was impaired in 2004 and written off.

The following summary presents the fair values of the assets acquired and liabilities assumed as of the date of the acquisitions:

	ERC	CRS	Rowan Simmons	NAIT
Assets
Total current assets	$152,314	$108,572	$4,034	$129
Property and equipment, net	1,778	5,738	347	293
Goodwill	75,393	57,414	11,246	19,178
Trade name	30	—	—	12,300
Customer relationships	28,200	29,100	3,500	—
Member relationships	—	—	—	3,200
Covenants not to compete	710	6,300	500	5,800
Total assets	$258,425	$207,124	$19,627	$40,900
Liabilities
Mortgage warehouse facility	$—	$26,572	$—	$—
Short-term debt	148,054	23,868	—	—
Other current liabilities	9,885	61,732	3,560	4,033
Long-term liabilities	—	7,080	1,090	—
Total liabilities	$157,939	$119,252	$4,650	$4,033

The following unaudited proforma consolidated information presents the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002 as if the acquisitions of ERC, CRS, Rowan Simmons and NAIT had taken place at the beginning of each period presented:

	2004	Restated 2003	Restated 2002
Operating revenues	$3,498,934	$2,806,663	$2,136,183
Income (loss) from continuing operations	$(27,527)	$20,815	$39,404
Net income (loss)	$(60,427)	$19,319	$34,310
Per share data:
Basic income (loss) per share—continuing operations	$(0.38)	$0.33	$0.69
Basic net income (loss) per share	$(0.84)	$0.30	$0.59
Diluted income (loss) per share—continuing operations	$(0.38)	$0.31	$0.69
Diluted net income (loss) per share	$(0.84)	$0.29	$0.59

(4)   Discontinued Operations

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its North American high-value products and homeExpress businesses (High Value Products Division or “HVP”), as well as certain other logistics businesses, which include Specialized Transportation in Europe and Transportation Solutions in North America (“the Disposal Plan”). On September 9, 2004, the Company executed an agreement to sell its High Value Products Division to a group of its NAVL agents. Concurrently, the Company also announced its intention to sell its Specialized Transportation business in Europe (“STEU”) and its Transportation Solutions (“TS”) segment. As discussed below, the STEU and TS businesses were sold in 2005. The HVP and STEU businesses were components of the Company’s Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exit the Company from its asset-intensive logistics businesses globally.

These businesses were considered components of the Company as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. At December 31, 2004, they have been classified as held for sale and are reported in discontinued operations because the operations and cash flows of the components will be eliminated from the ongoing operations of the Company as a result of the Disposal Plan. The Company will not have any significant continuing involvement in the operations of the components after the disposal transactions. The Company will incur certain costs associated with exit or disposal activities with respect to the Disposal Plan. These charges, impairments and losses on disposal were recorded as a component of loss on discontinued operations, net of tax.

High Value Products Division

On October 30, 2004, the Company completed the disposition of its North American HVP business. The business was acquired by Specialized Transportation Agent Group, Inc. (“STI”), an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within STI will continue to represent and support the Company’s household goods moving services business. In the transaction, the Company sold certain assets used in the business, including highway trailers, satellite messaging equipment, van equipment, IT software and hardware and various other equipment, in exchange for (a) the buyer’s assumption of certain Company obligations under existing agency and customer contracts and (b) a cash purchase price of five dollars. The transaction resulted in a pre-tax loss on sale of $40,707. The Company retained the pre-closing working capital of the business, which was $18,279 at closing.

In connection with the sale of the HVP business, the Company incurred charges related to severance and other employee benefits and for facility leases. The Company identified 84 employees who would be terminated as a result of the Disposal Plan and accrued $1,669 during 2004 for the severance benefits it will pay these affected employees. The Company recognized a curtailment loss of $260 with respect to its postretirement benefit plan in conjunction with the workforce reductions. In addition, the Company recorded facility lease accruals of $7,990 associated with warehouse facilities the Company ceased using by December 31, 2004, which was prior to their lease termination dates. The Company expensed $1,200 related to modification of an IT outsourcing agreement as a direct result of the Disposal Plan, which significantly altered the scope of the original agreement. Also, as part of the HVP sale agreement, the Company incurred $750 of software license costs and $68 of employee benefits costs on behalf of STI. Costs related to other agent matters totaled $2,664. The Company also incurred $161 of transaction costs and a $13 loss on the sale of warehouse equipment related to this disposal.

Also in connection with the sale of the HVP business, the Company recorded a charge related to a trailer lease accrual. HVP maintained 856 leased trailers in its fleet at the time of sale to STI. Of these units, STI elected to sub-lease 690 of the trailers at a lease cost equal to 50% of the lease cost to the Company. Of the remaining 166 trailers, 28 have been selected for re-deployment to other business units. An additional 29 of the remaining trailers were impaired at December 31, 2004. The remaining 109 trailers will be retained by the Company and will be assessed to determine the best method of disposition. A total charge of $5,002 has been recorded for the termination costs of the selected and non-selected trailers. The termination costs were recorded at the fair value of the remaining lease costs net of estimated sublease rentals and guaranteed residual values net of estimated sale proceeds.

On November 30, 2004 the Company completed the sale of certain assets of the Company’s specialized transportation business in Canada (HVP Canada), which was a follow-on transaction to the October 30, 2004 sale of HVP to STI. The Company sold fixed assets for $79, recognizing a gain on sale of $12. The Company identified 43 employees who were terminated as a result of the Disposal Plan and accrued $174 for the severance benefits it will pay these affected employees. In addition, the Company recorded $45 of contract termination costs.

Specialized Transportation—Europe

On January 31, 2005, the Company entered into an amendment of the definitive agreement, dated December 22, 2004, among certain Company subsidiaries (“Selling Subsidiaries”) and affiliates of Wincanton plc, to sell all of the outstanding stock of each of the three companies (midiData Logistik GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated the Company’s Specialized Transportation—Europe (“STEU”) business. Under the terms of the amended agreement, the aggregate purchase price was approximately $11,729 (€9,000). On February 1, 2005, the Company completed the disposition of its STEU business. SIRVA Worldwide, Inc., a subsidiary of the Company, has guaranteed the obligations of the Selling Subsidiaries under the agreement. The purchase price was increased by the amount of cash and decreased by the amount of external debt of each of the subsidiaries being sold. In addition, the base purchase price was subject to adjustment based on changes in net asset values at closing compared to a targeted amount. During the third quarter of 2005, the aforementioned adjustments were finalized resulting in a payment to Wincanton of $546.

In connection with the February 2005 disposal of its STEU business unit, the Company incurred charges related to severance benefits and facility leases. The Company identified 21 employees who will be terminated as a result of the Disposal Plan and accrued $899 in 2004 for the severance benefits it will pay these affected employees as the costs were probable and estimable at December 31, 2004. In addition, the Company recorded facility lease accruals of $150 associated with an office facility the Company ceased using by December 31, 2004, which was prior to its lease termination date. The Company also incurred broker fees and transaction costs of $278 in 2004 related to this disposal.

Transportation Solutions

In connection with the planned disposal of its Transportation Solutions (“TS”) segment, the Company incurred charges in 2004 related to severance and other employee benefits and for facility leases. The Company identified 44 employees who will be terminated as a result of the Disposal Plan and accrued $322 for the severance benefits it will pay these affected employees. The Company recognized a curtailment loss of $125 with respect to its postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. Severance and employee benefits costs were expensed in 2004 as the costs were probable and estimable. In addition, the Company recorded facility lease accruals of $1,750 associated with warehouse facilities the Company ceased using by December 31, 2004, which was prior to their lease termination dates.

On July 14, 2005, the Company, through its NAVL subsidiary, executed a definitive agreement to sell its TS business, to NAL Worldwide LLC (NAL), an affiliate of Lake Capital Partners LP. On August 5, 2005, the Company completed the disposition of TS. In connection with this transaction, the Company expects to incur charges in 2005 related to logistics warehouses under lease. SIRVA currently estimates these exit costs will amount to approximately $6,000, for facilities the Company will cease using during 2005 and has not assigned to NAL. These charges primarily include costs associated with vacancy periods prior to sublease, and estimated sublease rental payments that are less than the Company’s rental payments under its leases with the landlords. The Company may also incur agent related costs. The Company expects that all of the disposal costs listed above will be expensed in 2005 concurrent with the sale transaction and will result in future cash expenditures.

Under the terms of the transaction, NAVL assigned certain real property leases and customer contracts to NAL and sold certain TS assets, including furniture, fixtures, software and other intellectual property, in exchange for (a) a cash payment of $11,900 paid at closing; (b) a cash payment of $1,000, payable upon completion by NAVL of all services it is required to provide to NAL under an information technology services agreement, which services are expected to be completed within 12 months after closing; and (c) the Buyer’s assumption of certain liabilities, including certain of NAVL’s obligations under existing customer contracts and leases. NAVL also retained the pre-closing working capital of TS, which is currently estimated at approximately $7,000 - $9,000. NAL also agreed to sublease certain logistics warehouses from NAVL.

This transaction represents the final step in the Disposal Plan.

Asset Impairments

In connection with the Disposal Plan, the Company incurred non-cash impairment charges for the sale of HVP. These charges were recorded to write-down assets to fair value less cost to sell, based upon the provisions in the sales agreement between the Company and STI. These assets were determined to have zero fair value at December 31, 2004 and goodwill has been impaired.

HVP had $7,040 of goodwill allocated to it. Goodwill included in the HVP transaction was determined based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.

As a result of the Disposal Plan, the Company ceased implementation of certain software modules under development and ceased using those previously utilized by HVP. As a result, the $5,102 net book value of those software applications was impaired. In addition, $72 of prepaid software maintenance expense was impaired, as it will have no future benefit.

In the HVP transaction, the Company sold fixed assets with a net book value of $5,705 to STI for five dollars. Therefore, these assets, comprised of highway trailers, satellite messaging equipment, van equipment, IT software and hardware and various other assets, were impaired. In addition, forms inventory and prepaid vehicle licenses of $100 were impaired.

Historically, HVP entered into contractual agreements with its agents to assist the division in selling to customers as well as to provide hauling capacity to the network. Many of these contracts included cash inducements paid up front to the agent to join the Company’s agent network and were used to rebrand from other competing van lines. The Company recognized these inducement payments as long-term assets and amortized the cost over the term of the agent contract, which was the period of future benefit, in this case the revenue stream generated by the agent’s selling activities. As the Company will not benefit from this revenue stream due to the completion of the HVP transaction, the remaining unamortized prepaid agent contract cost of $2,169 was written off.

Restructuring Related to Discontinued Operations

The discontinued operations charge reserve balance was $17,899 at December 31, 2004. Due to facility lease terms, remaining payments will be made through November 2014. Remaining trailer lease payments will be made through March 2008, while payments related to the other charges are expected to be completed in 2005. The following tables provide details of the discontinued operations charge reserve and activity for the year ended December 31, 2004:

Reserve at December 31, 2003	Discontinued Operations Charge	Asset Impairment	Payments	Other Adjustments	Benefit Plan Curtailment	Reserve at December 31, 2004	Current Liabilities	Long-term Liabilities
Facility lease accrual	$266	$9,890	$—	$(1,031)	$—	$—	$9,125	$2,694	$6,431
Trailer lease accrual	—	5,002	—	(541)	—	—	4,461	2,395	2,066
Asset impairments	—	20,188	(20,188)	—	—	—	—	—	—
Contract termination and accrued closing costs	—	5,706	—	(3,551)	—	—	2,155	2,155	—
Severance and other employee benefits	—	3,449	—	(979)	73	(385)	2,158	2,158	—
Total	$266	$44,235	$(20,188)	$(6,102)	$73	$(385)	$17,899	$9,402	$8,497

The above balances are recorded primarily in other current liabilities and other long-term liabilities, with the exception of $600 recorded in accounts payable.

The following table summarizes the cash and non-cash charges incurred for the year ended December 31, 2004 in connection with the Disposal Plan:

	HVP	STEU	TS	Total
Facility lease accrual	$7,990	$150	$1,750	$9,890
Goodwill impairments	7,040	—	—	7,040
Trailer lease accrual	5,002	—	—	5,002
Trailers and other asset impairments	5,805	—	—	5,805
Software and associated prepaid maintenance impairments	5,174	—	—	5,174
Contract termination costs	5,250	—	—	5,250
Severance and other employee benefits	2,103	899	447	3,449
Long-lived prepaid expense impairments	2,169	—	—	2,169
Transaction costs	161	280	2	443
(Gains) losses on disposal of assets	13	(2)	2	13
Total charges	$40,707	$1,327	$2,201	$44,235

The Company expects to incur additional charges related to IT and other contract termination costs and trailers under lease. The Company cannot precisely estimate these exit costs at this time because contract negotiations with suppliers and business associates are still in progress. The Company expects that all of the disposal costs listed above will result in future cash expenditures.

The following table details selected financial information related to discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	2004
	HVP	STEU	TS	Total
Operating revenues	$192,536	$73,501	$103,984	$370,021
Operating income (loss)	$(46,796)	$(3,946)	$613	$(50,129)
Interest and non-operating expenses(1)	1,279	114	411	1,804
Income (loss) before income taxes	(48,075)	(4,060)	202	(51,933)
Provision (benefit) for income taxes	(18,733)	(420)	120	(19,033)
Net income (loss)	$(29,342)	$(3,640)	$82	$(32,900)
Earnings per share
Basic:				$(0.46)
Diluted:				$(0.46)
Average number of common shares outstanding— basic				72,121,950
Average number of common shares outstanding—diluted				72,121,950

	Restated 2003
	HVP	STEU	TS	Total
Operating revenues	$226,463	$69,170	$105,590	$401,223
Operating income (loss)	$(2,058)	$(1,294)	$6,011	$2,659
Interest and non-operating expenses(1)	4,461	389	1,249	6,099
Income (loss) before income taxes	(6,519)	(1,683)	4,762	(3,440)
Provision (benefit) for income taxes	(2,495)	(1,266)	1,817	(1,944)
Net income (loss)	$(4,024)	$(417)	$2,945	$(1,496)
Earnings per share
Basic:				$(0.02)
Diluted:				$(0.02)
Average number of common shares outstanding— basic				58,104,742
Average number of common shares outstanding—diluted				60,933,868

	Restated 2002
	HVP	STEU	TS	Total
Operating revenues	$241,192	$54,657	$108,194	$404,043
Operating income (loss)	$(4,386)	$(1,092)	$5,010	$(468)
Interest and non-operating expenses(1)	4,366	363	1,276	6,005
Income (loss) before income taxes	(8,752)	(1,455)	3,734	(6,473)
Provision (benefit) for income taxes	(3,366)	551	1,436	(1,379)
Net income (loss)	$(5,386)	$(2,006)	$2,298	$(5,094)
Earnings per share
Basic:				$(0.10)
Diluted:				$(0.10)
Average number of common shares outstanding— basic				51,712,625
Average number of common shares outstanding—diluted				51,832,236

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

The major classes of assets and liabilities representing the held for sale balances at December 31, 2004 of each disposal group in discontinued operations are:

	HVP	STEU	TS	Total
Assets:
Cash and cash equivalents	$—	$1,541	$—	$1,541
Accounts receivable, net	—	11,048	—	11,048
Other current assets	—	528	—	528
Deferred tax asset	—	—	—	—
Total current assets	—	13,117	—	13,117
Property and equipment, net	2,591	3,081	4,411	10,083
Goodwill, net	—	1,189	5,315	6,504
Deposits	—	46	—	46
Total long-term assets	2,591	4,316	9,726	16,633
Total assets	$2,591	$17,433	$9,726	$29,750
Liabilities:
Accounts payable	$—	$6,244	$—	$6,244
Accrued transportation expense	—	1,288	—	1,288
Other current liabilities	—	3,354	—	3,354
Deferred tax liability	—	459	—	459
Total current liabilities	—	11,345	—	11,345
Long-term portion of lease obligation	—	157	—	157
Pension	—	1,966	—	1,966
Deferred tax liability	401	1,168	1,513	3,082
Total long-term liabilities	401	3,291	1,513	5,205
Total liabilities	$401	$14,636	$1,513	$16,550

Other Related Items

In connection with the Disposal Plan, and declining business volumes in the United Kingdom, the Company will restructure its functional support areas to re-scale resources to the needs of the ongoing operations and business environment. Seventy-two employees have been identified as part of a workforce reduction, primarily in the United Kingdom. The Company accrued $1,522 in the third and fourth quarters of 2004 for the severance benefits it will pay these affected employees. In addition, a U.K. office facility housing elements of the Company’s European functional support team was vacated as of September 30, 2004, which was prior to its lease termination date. As a result, the Company recorded a third quarter 2004 facility lease accrual of $927. As these costs were not directly related to the discontinued businesses, the charges were recorded to ongoing operations as components of restructuring expense. In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations during the third quarter of 2004, prior to their lease termination dates. As a result, the Company recognized a $367 facility lease accrual as a component of restructuring expense (see Note 27).

Subsequent Events

While not included in the Company’s initial disposal plan authorized by the Board of Directors, the Company completed the sale of its Fleet Service operation in March 2005, the sale of its Blanketwrap operation in May 2005, and the sale of its Flatbed truckload operations in August 2005. These operations had annual revenues in 2004 of $14,783, $29,542, and $9,095, respectively. The sale of these three operations completed the Company’s exit from the former North American Van Lines’ commercial freight/logistics businesses.

As a result of the Board of Directors’ approval of the sales of the Fleet Service, Blanketwrap and Flatbed operations during the first quarter of 2005, the assets and liabilities of those businesses will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations in the Company’s consolidated financial statements for all periods presented effective in the Company’s March 2005 Form 10-Q.

In the Fleet Service transaction, the Company sold the assets of the business to Hanning and Bean Enterprises, Inc. for $3,400. The assets included land, buildings, equipment, furnishings, and office equipment, with a net book value of $3,821. An impairment charge of $571 related to the Fleet Service maintenance facility and other fixed assets was recorded at December 31, 2004.

In the Blanketwrap transaction, the Company sold the assets of the business to Gainey Transportation Services, Inc. for $2,654. The asset sale included tractors, trailers, satellite tracking units and equipment with a net book value of $1,673, which includes capital leases of $483. An impairment charge was not recorded in 2004 or 2005 related to this transaction. The Company included $412 of goodwill in its gain/loss calculation on disposal of Blanketwrap.

In the Flatbed transaction, the Company sold the assets of the business to Gainey Transportation Services, Inc. for $2,168. The assets included tractors, trailers, satellite tracking units and equipment with a net book value of $377, which includes capital leases of $350. An impairment charge was not recorded in 2004 or 2005 related to this transaction. The Company included $233 of goodwill in its gain/loss calculation on disposal of Flatbed.

On September 21, 2005, the Company entered into a definitive agreement to sell the stock of TransGuard, TransGuard General Agency, National Association of Independent Truckers, Vanguard and ClaimGuard, which comprise the Company’s U.S. insurance business, to IAT Reinsurance Company Ltd. (“IAT”) for approximately $80,000. The Company also announced an affiliate of IAT will provide a cut-through endorsement to provide customers of the Company with “A”-rated paper until termination or April 1, 2006. The sale is subject to certain closing conditions, including regulatory approvals, and is expected to close by December 31, 2005. An impairment charge of $66,411 related to goodwill was recorded at December 31, 2004 (see Note 10).

As a result of the Board of Directors’ approval of the IAT transaction, the assets and liabilities will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations in the Company’s consolidated financial statements for all periods presented effective in September 2005. An additional impairment charge of approximately $18,000 related to intangible and fixed assets will be recorded in 2005 (see Note 10).

On October 14, 2005, the Company entered into a definitive Sale Agreement to sell the stock of its Australian and New Zealand Pickfords Records Management business to IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated for AUS $115,000 (approximately $87,000 at time of signing). The business has a net book value of approximately $14,300 at December 31, 2004. The Company has determined an impairment charge will not be recorded in 2004 or 2005 related to this transaction. The transaction is expected to close by December 31, 2005.

(5)   Cash and Cash Equivalents

Cash and cash equivalents included $34,626 and $37,568 at December 31, 2004 and 2003, respectively, which were limited as to use as described below.

The Company’s wholly owned insurance subsidiaries held $31,130 and $34,872 of cash and cash equivalents at December 31, 2004 and 2003, respectively. While these cash balances may be used without limitation by the insurance subsidiaries for their operations, the payment of cash dividends by the insurance subsidiaries to the Company is principally dependent upon the amount of their statutory policyholders’ surplus available for dividend distribution. The insurance subsidiaries’ ability to pay cash dividends to the Company is, in turn, generally limited by law or subject to approval of the insurance regulatory authorities of the states or countries in which they are domiciled. These authorities recognize only statutory accounting practices for determining financial position, results of operations, and the ability of an insurer to pay dividends to its shareholders. No such dividends were paid in 2004. The insurance subsidiaries may pay $5,728 in 2005 without regulatory approval.

The Company’s CMSR Reinsurance Ltd. (“CMSR”) subsidiary held $2,201 and $1,691 at December 31, 2004 and 2003, respectively. While these cash balances may be used by this subsidiary for their operations, it is the responsibility of the subsidiary to maintain adequate reserves, as set forth in the reinsurance agreements between CMSR and their two reinsurance partners. The reserves established in the reinsurance agreement are generally based upon regulations governing acceptable insurance practices including reserve calculations. In the event the reserve balances exceed these requirements, dividends may then be released to the Company.

The Company’s Global Relocation Services operations held $1,122 and $835 at December 31, 2004 and 2003, respectively. These funds included amounts advanced from corporate customers to be used to provide home equity and other relocation related advances for their employees. The funds also include statutory deposits associated with the Company’s mortgage subsidiary.

The Company’s Moving Services Europe and Asia Pacific operations held $173 and $170 at December 31, 2004 and 2003, in a separate bank account for payment of payroll related taxes for a subsidiary.

SIRVA Worldwide, Inc.’s Credit Agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide. Such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business.

(6)   Other Current Assets

Other current assets at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Prepaid expenses	$17,912	$18,280
Supplies inventory	9,639	9,470
Deferred insurance commissions expense	5,648	2,454
Recoverable income taxes	3,443	903
Restricted cash	2,194	—
Current portion of contracts receivable, net of allowance for doubtful accounts of $0 and $2, respectively	1,590	2,511
Hedging asset (see Note 24)	1,420	75
Resale equipment inventory	499	1,034
	$42,345	$34,727

Restricted cash represents the retained interest of the receivables transferred by the Company’s wholly owned special purpose vehicle, SIRVA Relocation Credit LLC to unaffiliated third-party financial institutions. The balance is maintained in a separate escrow account and serves as protection against potential losses on the transferred receivables.

Hedging assets are comprised of net unrealized gains of $1,241 and $0 on interest rate swap contracts and $179 and $75 of unrealized gains on foreign currency forward contracts at December 31, 2004 and 2003, respectively.

(7)   Relocation Properties Held for Resale and Relocation Properties Related Payables

Relocation properties held for resale and relocation properties related payables at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Relocation properties held for resale	$90,443	$48,604
Total number of properties	328	201
Average property value	$315	$282
Mortgage loans payable	$58,615	$31,707
Client funded home equity advances	39,506	40,865
Home sales accounts payable	6,860	18,683
Relocation properties related payables	$104,981	$91,255

Actual losses on the sale of relocation properties for the years ended December 31, 2004, 2003 and 2002 were $4,982, $3,815 and $1,866, respectively. Costs to sell relocation properties for the years ended December 31, 2004, 2003 and 2002 were $105,204, $66,822 and $26,999, respectively. Costs to sell relocation properties are recorded as a component of other direct expense. Losses on the sale of relocation properties are recorded as the difference in home sale revenue and cost of homes sold.

(8)   Investments

Investments consisted primarily of marketable debt and equity securities held by the Company’s U.S. insurance subsidiary, joint ventures of $82 and $0 at December 31, 2004 and 2003, respectively, and a retained interest in securitized receivables (see Note 24) of $38,564 and $0 at December 31, 2004 and 2003, respectively. Short-term investments of $122,851 and $92,494 and long-term investments of $5,035 and $5,726 at December 31, 2004 and 2003, respectively, held by the Company’s U.S. insurance subsidiary are restricted for use in the U.S. insurance operations. Short-term and long-term marketable security investments at December 31, 2004 and 2003 included:

	2004				Restated 2003
	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses
Current
Money market funds	$ 9,562	$ 9,562	$ —	$ —	$ 7,759	$ 7,759	$ —	$ —
U.S. government bonds	3,655	3,710	—	(55)	1,184	1,246	3	(65)
Asset-backed securities	44,819	44,892	197	(270)	35,816	36,341	286	(811)
Municipal bonds	12,251	12,330	28	(107)	3,771	3,842	8	(79)
Corporate bonds	34,677	34,567	476	(366)	28,759	29,518	616	(1,375)
Preferred and common stock	4,532	4,538	86	(92)	8,263	7,988	354	(79)
Other invested assets	6,952	6,815	137	—	6,942	6,942	—	—
Available-for-sale	116,448	116,414	924	(890)	92,494	93,636	1,267	(2,409)
Corporate bonds	4,057	4,057	—	—	—	—	—	—
Preferred stock	69	69	—	—	—	—	—	—
Trading securities	4,126	4,126	—	—	—	—	—	—
Held-to-maturity
U.S. government bonds	2,277	2,277	—	—	—	—	—	—
Total current	$ 122,851	$ 122,817	$ 924	$ (890)	$ 92,494	$ 93,636	$ 1,267	$ (2,409)
Noncurrent
Held-to-maturity
U.S. government bonds	3,593	3,593	—	—	4,281	4,281	—	—
Municipal bonds	1,442	1,442	—	—	1,445	1,445	—	—
Total noncurrent	$ 5,035	$ 5,035	$ —	$ —	$ 5,726	$ 5,726	$ —	$ —

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	2004
	Less than 12 Months		12 Months or More		Total
	Fair Value 2004	Unrealized Losses	Fair Value 2004	Unrealized Losses	Fair Value 2004	Unrealized Losses
Available-for-Sale
U.S. government bonds	$ 3,655	$ (55)	$ —	$ —	$ 3,655	$ (55)
Asset-backed securities	21,060	(163)	5,333	(107)	26,393	(270)
Municipal bonds	5,858	(74)	1,838	(33)	7,696	(107)
Corporate bonds	12,222	(196)	3,725	(170)	15,947	(366)
Preferred stock	2,245	(92)	—	—	2,245	(92)
	$ 45,040	$ (580)	$ 10,896	$ (310)	$ 55,936	$ (890)

	2003
	Less than 12 Months		12 Months or More		Total
	Fair Value 2004	Unrealized Losses	Fair Value 2004	Unrealized Losses	Fair Value 2004	Unrealized Losses
Available-for-Sale
U.S. government bonds	$ 1,184	$ (65)	$ —	$ —	$ 1,184	$ (65)
Asset-backed securities	16,112	(341)	584	(470)	16,696	(811)
Municipal bonds	2,849	(79)	—	—	2,849	(79)
Corporate bonds	4,879	(1,302)	786	(73)	5,665	(1,375)
Preferred stock	269	(49)	980	(30)	1,249	(79)
	$ 25,293	$ (1,836)	$ 2,350	$ (573)	$ 27,643	$ (2,409)

The Company had eight asset-backed securities in a continuous loss position for more than twelve months totaling $107 at December 31, 2004. As these securities move toward the maturity date, price fluctuations will subside as prices will reflect the receipt of par at maturity date. Likewise, eight corporate bonds and three municipal bonds had unrealized losses of $170 and $33, respectively. Based on consultation with the Company’s investment advisors, and based on a combination of recapitalizations, improved cash flows, rating upgrades and resulting improvements in unrealized loss positions, the Company has concluded that the impairments are not other than temporary.

The Company had two asset-backed securities in a continuous loss position for more than twelve months totaling $470 at December 31, 2003. As these securities move toward the maturity date, price fluctuations will subside as prices will reflect the receipt of par at maturity date. Likewise, two corporate bonds and two preferred stock investments had unrealized losses of $73 and $30, respectively. Based on consultation with the Company’s investment advisors, and based on a combination of recapitalizations, improved cash flows, rating upgrades and resulting improvements in unrealized loss positions, the Company concluded that the impairments are not other than temporary.

At December 31, 2004, the Company had considered one investment impaired and recognized a loss on this investment of $260 during the year. The cost and fair value of this security at December 31, 2004 were $501 and $241, respectively.

At December 31, 2004, investments, which consist of United States treasury notes, municipal bonds and asset-backed securities, with a carrying value of $9,585 were on deposit with various state insurance departments to meet regulatory requirements. These investments are classified as either available-for-sale or held-to-maturity.

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

Marketable security investments are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to these risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported on the balance sheet. The Company holds investments in certain debt securities with the following aggregate maturities at December 31, 2004:

Year	Trading Fair Value	Held-to-Maturity Cost	Available-for-Sale Fair Value
2005	$ —	$ 2,277	$ 51
2006-2010	—	456	21,955
2011-2015	—	4,573	18,162
Thereafter	4,057	—	55,235
	$ 4,057	$ 7,306	$ 95,403

At December 31, 2004, the Company held investments of $4,532 in preferred and common stock and $6,952 in mutual funds, which have an indefinite maturity.

For the years ended December 31, 2004, 2003 and 2002 proceeds from the sale of available-for-sale securities were $97,623, $98,950, and $63,277, gross gains were $3,411, $3,947, and $2,257, and gross losses were $2,093, $398 and $199, respectively. Net realized gains on sales of marketable security investments were $1,318, $3,549 and $2,058 for the years ended December 31, 2004, 2003 and 2002, respectively. Marketable securities were sold on a specific identification basis.

The Company began holding trading securities at October 1, 2004, of which none were sold at December 31, 2004. The Company recorded trading gains of $305 on these securities during the period held in 2004.

(9)   Property and Equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Land	$ 2,318	$ 2,893
Buildings and improvements	52,361	54,063
Transportation equipment	99,431	113,096
Warehouse equipment	83,985	74,646
Computer equipment and software	112,648	119,818
Other	21,877	15,769
Projects in process	14,417	13,428
	387,037	393,713
Less accumulated depreciation	224,883	212,734
	$ 162,154	$ 180,979

Assets held under capital lease are included in the totals of property and equipment above (see Note 16). Depreciation expense was $38,445, $37,983 and $35,911 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in these amounts were $4,917, $8,736 and $8,994 of depreciation expense for the years ended December 31, 2004, 2003 and 2002, respectively, recorded in Discontinued Operations.

The amount of internally developed software, representing primarily the cost of independent contractor-developed software at the application development stage of the project, that was capitalized during the years ended December 31, 2004 and 2003 was $5,145 and $5,106, respectively, and is included in computer equipment and software. Included within the amounts capitalized for internally developed software were $1,251 and $1,136 related to discontinued operations for the years ended December 31, 2004 and 2003, respectively. Depreciation expense related to capitalized software costs for the years ended December 31, 2004, 2003 and 2002 was $6,275, $5,408 and $4,156, respectively. Included within the depreciation expense related to capitalized software costs were $1,033, $1,408 and $1,251 related to discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)   Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Goodwill	$ 378,804	$ 376,273
Less accumulated amortization	13,008	14,271
Goodwill, net	$ 365,796	$ 362,002
Intangible assets:
Trade names	$ 196,132	$ 195,000
Less accumulated amortization	12,429	12,429
	183,703	182,571
Customer relationships	70,453	38,930
Less accumulated amortization	8,606	4,072
	61,847	34,858
Member relationships	3,200	3,200
Less accumulated amortization	2,337	1,310
	863	1,890
Covenants not to compete and other	15,350	13,833
Less accumulated amortization	7,658	4,793
	7,692	9,040
Total intangible assets	285,135	250,963
Less accumulated amortization	31,030	22,604
Total intangible assets, net	$ 254,105	$ 228,359

The changes in the amount of goodwill are as follows:

		Restated
	2004	2003
Balance at January 1	$ 362,002	$ 335,945
Goodwill acquired:
ERC	75,393	—
RDI	463	—
Rettenmayer	6,516	—
DJK	1,141	—
PRS	612	1,277
Move-Pak	(45)	1,488
NAIT	(572)	2,924
Rowan Simmons	—	762
Scanvan	36	19,206
Other acquisitions and adjustments	205	400
Discontinued operations loss on disposal (see Note 4)	(7,040)	—
Reclassifications to assets held for sale (see Note 4)	(6,504)	—
Impairment of U.S. insurance group goodwill	(66,411)	—
Balance at December 31	$ 365,796	$ 362,002

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 effective January 1, 2002 and has discontinued the amortization of goodwill and intangible assets with indefinite useful lives. Trade names include the brand names northAmerican, Allied, Pickfords, Allied Pickfords, NAIT, Scanvan, Rettenmayer and Executive Relocation. Goodwill and trade names have been identified as having indefinite useful lives, except for the Executive Relocation trade name which was utilized through March 31, 2005, and were tested for impairment, using discounted estimated cash flows, consistent with the provisions of SFAS 142. The Company completed such testing and determined that there was no impairment of goodwill and trade names, except for the write-off of goodwill associated with discontinued operations and the U.S. insurance group, the primary component of the Network Services segment, at December 31, 2004.

In the fourth quarter of 2004, an impairment charge was recorded by the Network Services segment to write-down goodwill. The impairment was partly due to lower operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during the Company’s internal 2004 year end review. The lower operating outlook, and consideration of the estimated financial impact of a likely rating downgrade of the Company’s insurance operations, caused the Company to perform a critical assessment of the fair value of the U.S. insurance group at December 31, 2004. The analysis revealed that the fair value of the U.S. insurance group was less than its carrying value, causing a need to perform the goodwill impairment. The Company estimated the fair value of this segment using the expected present value of its future cash flows and as a result, recorded a charge for impairment of goodwill of $66,411 at December 31, 2004.

The U.S. insurance group’s lower 2005 operating results, A.M. Best rating downgrades and the expectation of a pending sale caused the Company to test for recoverability of long-lived assets during 2005. As a result, it is expected that a further impairment charge relating to intangible and fixed assets of approximately $18,000 will be taken during 2005 based upon the difference between the estimated sale price and the expected carrying value of the underlying assets to be purchased by IAT Reinsurance Company Ltd.

The amount of goodwill attributable to each reportable business segment at December 31, 2004 and 2003 was as follows:

		Restated
	2004	2003
Global Relocation Services	$ 148,111	$ 70,501
Moving Services North America	72,614	72,408
Moving Services Europe and Asia Pacific	145,071	138,520
Network Services	—	67,029
Discontinued Operations	—	13,544
	$ 365,796	$ 362,002

Amortization expense for definite-lived intangibles for the years ended December 31, 2004, 2003 and 2002 was $8,421, $6,149 and $3,894, respectively.

Amortization of definite-lived intangible assets (assuming no change in useful life) for the next five years is as follows:

2005	$ 13,463
2006	11,746
2007	8,596
2008	6,662
2009	5,505
$ 45,972

(11)   Insurance Loss and Cargo Claims Reserves

The Company’s insurance loss and cargo claims reserves at December 31, 2004 and 2003 are comprised of the following:

		Restated
	2004	2003
U.S. insurance operations loss reserves	$ 84,543	$ 49,615
Cargo claims reserves	24,877	21,714
BIPD fund	11,496	14,468
Foreign insurance operations loss reserves	2,509	2,924
Other	3,810	6,841
	$ 127,235	$ 95,562
Short-term	$ 83,172	$ 66,246
Long-term	44,063	29,316
	$ 127,235	$ 95,562

U.S. insurance operations loss reserves:   The Company’s Network Services segment (U.S. insurance operations) records insurance loss reserves related to its insurance underwriting activity. The reserves for unpaid loss and loss adjustment expenses include amounts determined on the basis of claim evaluations and other estimates for reported losses, and include an estimate of losses incurred but not reported. As information develops that varies from past experience, provides additional data, or in some cases, augments data that previously was not considered sufficient for use in determining reserves, changes in the Company’s estimate of reserves may be required. The effects of these changes are reflected in current operating results. Since these reserves are based on estimates, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts included in the accompanying financial statements. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserves for unpaid losses and loss adjustment expenses are reasonable. Losses and loss adjustment expense reserves are not discounted. Due to the significant uncertainties mentioned above and the related judgments made by management, there can be no assurance that future loss development, favorable or unfavorable, will not occur.

The following table summarizes the activity in the reserve for unpaid losses and loss adjustment expenses, gross and net of reinsurance, for the years ended December 31, 2004, 2003 and 2002:

		Restated	Restated
	2004	2003	2002
Gross reserves for unpaid losses and loss expenses at beginning of year	$ 49,615	$ 46,822	$ 41,010
Less: Unpaid reinsurance recoverables	10,464	12,243	14,464
Net balance at beginning of year	$ 39,151	$ 34,579	$ 26,546
Incurred losses and loss expense for claims occurring in the:
Current year	82,671	50,725	36,317
Prior years	7,104	(2,740)	(1,524)
Total incurred losses and loss expenses	89,775	47,985	34,793
Paid losses and loss expenses occurring in the:
Current year	35,858	26,271	16,443
Prior years	25,897	17,142	10,317
Total paid losses and loss expenses	61,755	43,413	26,760
Net reserves for losses and loss expenses at the end of the year	67,171	39,151	34,579
Plus: Unpaid reinsurance recoverables	17,372	10,464	12,243
Gross reserves for unpaid losses and loss expenses at end of year	$ 84,543	$ 49,615	$ 46,822

The Company performs monthly and quarterly claims analysis in its multiple line property and commercial liability insurance group.

Prior years:   The estimated cost of losses and loss adjustment expenses attributable to insured events for prior years increased by $7,104 during 2004 and decreased by $2,740 during 2003. These changes represent 14% of unpaid losses and loss adjustment expenses of $49,615 at December 31, 2003, and 6% of unpaid loss and loss adjustment expenses of $46,822 at December 31, 2002. In 2004, as part of the Company’s comprehensive periodic assessment of recorded claim-related liabilities, the Company observed that reported claims activity in certain product lines, substantially related to the 2002 through 2003 underwriting years, exceeded previously established loss expectations. The more significant line of business affected was workers compensation. Incorporating this updated information into the Company’s reserving process led to an increase in ultimate loss projections and corresponding reserve levels. The Company will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions, either to increase or decrease reserves, as the Company estimates continue to mature.

Foreign insurance operations loss reserves:   The Company’s non-U.S. insurance operations include the Baxendale Insurance Company Ltd. (“Baxendale”) and SIRVA U.K. Baxendale records reserves for unpaid losses and loss adjustment expenses related to its storage, fire, marine cargo and premise damage lines of business. The reserve is based on estimates calculated by the Company based on actual historical claims data and includes a provision for incurred but not reported claims. The reserve is reviewed by the Company monthly and changes in the reserves are reflected in current operations. SIRVA U.K. records reserves for unpaid losses and loss adjustment expenses related to vehicle accidents, employer liability and professional indemnity lines of business. The reserve is based on estimates calculated by third-party insurers. The reserve is reviewed by the Company monthly and changes to the reserves are reflected in current operations.

Cargo claims reserves:   The Company records a reserve to estimate costs relating to cargo damage claims and delay claims from its moving services customers. The estimate is based on actuarial methods applied to historical claim trends. A cargo claim analysis is performed each quarter and changes to the reserves are reflected in current operations.

BIPD Fund:   The Company facilitates the BIPD Fund on behalf of its moving services agents. The Company records a liability to the BIPD Fund which represents the amounts the Company has collected as contributions from the moving agents in advance of making claim payments on behalf of the same moving agents to the extent the related claims do not develop as anticipated.

(12)   Other Current Liabilities

Other current liabilities at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Book overdraft	$ 23,826	$ 29,517
Compensation and benefits	20,931	30,513
Customer and agent incentives	16,535	12,148
Sales, fuel and other non-income taxes	11,642	11,198
General and administrative	9,693	7,646
Lease accrual	5,089	—
Severance and other costs	3,713	—
Deferred purchase price consideration	1,030	3,357
Restructuring accrual—severance and contract termination	2,364	1,856
Interest and interest swap agreements	1,731	3,917
Other	16,339	16,252
	$ 112,893	$ 116,404

(13)   Income Taxes

(a) Provision (Benefit) for Income Taxes

The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

The components of income (loss) from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002 are:

		Restated	Restated
	2004	2003	2002
U.S. operations	$ (34,248)	$ (5,963)	$ 13,694
Foreign operations	3,942	29,889	20,848
	$ (30,306)	$ 23,926	$ 34,542

The provision (benefit) for income taxes related to continuing operations for the years ended December 31, 2004, 2003 and 2002 includes:

		Restated	Restated
	2004	2003	2002
Current:
Federal	$(320)	$685	$5,188
Foreign	3,458	8,015	7,193
State	213	535	1,836
Total current taxes	3,351	9,235	14,217
Deferred:
Federal	4,454	450	(13,311)
Foreign	(2,396)	(1,029)	(1,488)
State	(462)	(693)	(2,470)
Total deferred taxes	1,596	(1,272)	(17,269)
Provision (benefit) for income taxes	$4,947	$7,963	$(3,052)

(b) Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

		Restated	Restated
	2004	2003	2002
Federal income tax at statutory rate	$(10,607)	$8,374	$12,089
State income taxes, net of federal tax benefit	(162)	(103)	607
Foreign income taxes	(1,653)	(1,467)	(1,519)
Deferred tax valuation allowance	3,298	15	(13,511)
Goodwill impairment	16,027	—	—
Stock basis difference	—	1,168	—
Interest on high yield debt	—	722	560
Prior year return adjustment	(2,078)	(932)	(1,461)
Other, net	122	186	183
Provision (benefit) for income taxes	$4,947	$7,963	$(3,052)

(c) Deferred Tax Assets and Liabilities

Deferred taxes at December 31, 2004 and 2003 related to the following:

		Restated
	2004	2003
Deferred tax assets:
Reserves, including casualty and other claims	$36,226	$24,890
Employee benefits	8,186	7,030
Taxes other than income taxes	2,243	2,041
Postretirement benefits other than pensions	9,457	9,181
Pension obligation	21,453	14,959
Net operating loss carryforwards	32,614	33,844
Unrealized gains and other	12,087	11,159
Total gross deferred tax assets	122,266	103,104
Less valuation allowance	(3,959)	(661)
Net deferred tax asset	118,307	102,443
Deferred tax liabilities:
Foreign earnings	4,319	4,319
Property and equipment	1,159	6,278
Other	1,342	—
State income taxes	3,400	3,493
Intangibles	76,850	79,319
Total gross deferred tax liabilities	87,070	93,409
Net deferred tax assets	31,237	9,034
Less net current deferred tax assets	35,474	35,736
Net long-term deferred tax liability	$4,237	$26,702

At December 31, 2004 and 2003, a valuation allowance has been established due to the uncertainty of realization of foreign net operating loss (“NOL”) carryforwards. The net change in the total valuation allowance for the period ended December 31, 2004 was an increase of $3,298. The increase was the result of additional losses generated in jurisdictions where realization is uncertain. Gross net operating losses expire as follows: $172 in 2006, $77 in 2007, $588 in 2008, $390 in 2009, $376 in 2011, $464 in 2014, $9,005 in 2019, $12,445 in 2020, $25,789 in 2021, $3,351 in 2022, $7,304 in 2023 and $28,309 do not expire. Management believes it is more likely than not that all other domestic deferred tax assets will be realized based on the Company’s anticipated future taxable earnings or available tax planning alternatives.

At December 31, 2001 a valuation allowance of $13,945 was established due to the uncertainty of realization of the U.S. deferred tax asset position caused by the existence of cumulative losses in recent years without an available source of taxable income to realize the net deferred tax asset. The valuation allowance was eliminated at December 31, 2002 due to the Company’s return to U.S. profitability for the year ended December 31, 2002 and forecasted U.S. profits for future years.

Deferred U.S. federal income taxes and non-U.S. withholding taxes have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $50,135 and $53,710 of undistributed earnings of its foreign subsidiaries at December 31, 2004 and 2003, respectively, because such earnings are intended to be reinvested indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

In October 2004, the President signed the American Jobs Creation Act of 2004 (“the Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of the Board of Directors of the Company approved the Company’s Overall Domestic Reinvestment Plan as required by the Jobs Act. The Company’s Overall Domestic Reinvestment Plan authorizes up to $500,000 of repatriation of unremitted foreign earnings. Some of the individual dividends have not yet been finalized. The Company expects to repatriate an amount ranging from $79,000 to $103,000 with the respective tax liability ranging from $6,000 to $8,000.

(d) Taxing Authority Reviews

Consolidated federal income tax returns of the Company have been examined and the exams have been closed for years up to and including 2000.

In a letter and assessment dated August 24, 2005, the Company was informed by the HM Revenue and Customs of the United Kingdom (“Inland Revenue”) that SIRVA UK Ltd. (formerly Pickfords Ltd.) had been assessed tax in the amount of $48,483 (£27,000) plus interest of $18,583 (£10,349) relating to the accounting period June 26, 1999 to September 30, 1999. The Inland Revenue letter stated that the assessment was made to “protect the interests of HM Revenue & Customs due to the imminent expiry of the six-year period for the making of tax assessments.” The assessment relates to the imputed gain on the transfer of the Pickfords Ltd. business at or near the time it was acquired by the Company in 1999. The assessment is not final, it has been appealed and collection of tax has been held off pending further discussions.

Upon further investigation, it was determined that a tax liability of approximately $23,178 (£13,210), along with accrued interest reflecting the potential tax on the imputed gain should have been recorded at the time Pickfords, Ltd. was acquired in 1999.

This tax liability is the subject of a Tax Matters Agreement (“the Agreement”) between SIRVA and Exel Investments, Ltd. (“Exel” formerly NFC plc). The Agreement states that any tax liability associated with the imputed gain on the transfer of the Pickfords Ltd. business at the time it was acquired by the Company in 1999 is the responsibility of Exel and Exel has acknowledged this responsibility to the Company. As a result, the Company has determined that an indemnification receivable from Exel, of approximately $23,178 (£13,210), along with accrued tax interest receivable should have been recorded since the time Pickfords Ltd. was acquired in 1999. The difference of $25,305 (£13,790), along with accrued interest, between the Inland Revenue assessment and the recorded accrued tax liability and indemnification receivable relates to the determination of Exel’s tax basis in the Pickfords Ltd. business at the time of transfer. If the ultimate determination of tax liability is more than the accrued tax liability and indemnification receivable, the Agreement provides that the Company will receive the amount necessary to satisfy the ultimate tax liability, regardless of amount, and Exel has affirmed that it will pay such amount.

(14)   Short-term Debt

Short-term debt at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Mortgage warehouse facilities	$77,066	$55,509
Relocation financing facilities	43,429	38,719
Foreign subsidiaries’ lines of credit	1,600	848
Insurance policy financing	2,336	—
	$124,431	$95,076

The Company’s SIRVA Mortgage, Inc. subsidiary (“SIRVA Mortgage”) utilizes a revolving credit facility and an early purchase facility (collectively the “Mortgage Warehouse Facilities”) extended by Washington Mutual Bank to fund its mortgage loans held for resale. The Mortgage Warehouse Facilities are secured by the assets of SIRVA Mortgage. In June 2004, SIRVA Mortgage entered into an amendment of the revolving credit facility. The amendment lowered the amount available from $100,000 to $80,000 and extended the expiration date to June 1, 2005. Subsequently, in 2005, the $80,000 mortgage revolving credit facility was renewed and extended to June 1, 2006. In addition, SIRVA Mortgage has an uncommitted early purchase facility of $100,000 that carries no maturity date and is normally used during peak lending months. Funds available under the early purchase facility were $100,000 and $50,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, SIRVA Mortgage had an outstanding balance of $77,066 against the revolving credit facility. At December 31, 2003, SIRVA Mortgage had an outstanding balance of $55,509 against the revolving credit facility. Interest on both facilities is payable monthly at a rate equivalent to the London Interbank Offered Rate (LIBOR) plus 1.375% to 2.875% (effective rate of 4.01% at December 31, 2004). The interest rate spread varies depending upon such factors as the type of mortgage financed (conventional, jumbo and home-equity line of credit), amount of time a mortgage loan has been closed and not yet sold to investors and other factors. In conjunction with the 2005 renewal, the interest on both facilities was revised to a rate equivalent to LIBOR plus 1.625% to 2.875%. SIRVA Mortgage pays a monthly commitment fee of 0.15% on the unused portion of the revolving credit facility in months where the average drawn balance is less than $40,000.

A Company subsidiary, SIRVA Finance Limited, and various subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities in the amount of $76,849 with various European banks at December 31, 2004. The Company had an outstanding balance of $43,429 at December 31, 2004 and $38,719 at December 31, 2003. Interest is payable monthly or quarterly depending on the lenders, at a rate of LIBOR plus 0.70% to 1.50% (effective rates between 5.45% and 6.25% at December 31, 2004). The facilities are secured by the underlying relocation assets.

Certain wholly owned foreign subsidiaries of the Company maintain credit facilities totaling $25,382 at December 31, 2004. Interest is payable monthly or quarterly at the base lending rate plus margins between 0.85% and 1.50% (effective rates between 3.63% and 8.55% at December 31, 2004). Commitment fees range from 0% to 0.50% on the unused portion of each applicable credit facility. At December 31, 2004 and 2003, the outstanding balance was $1,600 and $848, respectively. The Company has $8,930 of bank guarantees issued against these credit lines at December 31, 2004. These facilities are generally secured by the assets of the applicable subsidiary and certain of these facilities are guaranteed by the Company.

From time to time, the Company finances certain of its insurance policies with the providers of these policies. Such arrangements, which are common within the insurance industry, allow insureds, such as the Company, to extend the payments over a period that more closely matches the time period of the policy. These arrangements are secured by the return premium available if the insurance policies are terminated.

At December 31, 2004, the Company had amounts due under insurance financing arrangements of $2,336. These amounts are recognized by the Company as short-term debt obligations.

The weighted average interest rate on short-term borrowings outstanding at December 31, 2004, was 4.79%.

The borrowers under the aforementioned facilities are wholly owned subsidiaries of SIRVA, Inc. Each agreement contains limited financial covenants that are applicable for the subsidiary. Financial covenants generally include a requirement to provide financial statements and to maintain the stated financial ratios.

(15)   Long-term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Term loan	$490,000	$415,000
Revolving credit facility	42,052	—
Senior subordinated notes	—	11,025
Other	1,453	1,998
Total debt	533,505	428,023
Less current maturities	413	560
Total long-term debt	$533,092	$427,463

(a) Term Loan

On December 1, 2003, in connection with the Offering, the Company refinanced its existing senior credit facility with a new $600,000 senior credit facility through SIRVA Worldwide. This credit agreement with J.P. Morgan Chase Bank and a consortium of other lenders consists of a $175,000 revolving credit facility and a $425,000 term loan obligation and is collateralized by substantially all of the assets of the Company. On December 31, 2003, the Company made an optional prepayment of $10,000 of the term loan.

On December 23, 2004, the Company amended its term loan facility with its primary lenders in connection with the acquisition of ERC. The amendment increased the size of the facility from $415,000 to $490,000 and reduced the interest rates by 0.50%. In connection with the amendment, the Company deferred bank fees of $1,226, which are being amortized over the life of the loan using the interest method.

The Company had $490,000 and $415,000 of term loan outstanding at December 31, 2004 and 2003, respectively. Principal and interest payments are to be paid quarterly through maturity on December 1, 2010. Interest is payable at ABR plus 1.00% or LIBOR plus 2.00%. The loan was accruing interest at LIBOR plus 2.00% (effective rate of 4.42%) at December 31, 2004.

The credit agreement governing the term loan and the Revolving Credit Facility (the “Credit Agreement”) contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of capital lease obligations, the purchase of operating property and the payment of dividends to the Company. While the Credit Agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. The Credit Agreement also requires SIRVA Worldwide to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio, and includes a general lien on certain of SIRVA Worldwide’s assets. The agreement also includes certain cross-default provisions such that a default under any other loan agreements in excess of an amount defined as material would cause a default in the Credit Agreement.

The Company entered into amendments of the credit agreement governing the term loan with effective dates of March 28, July 1, September 30 and November 14, 2005. The amendments, among other matters, extended the time for filing the Company’s financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, restated the financial covenants relating to debt leverage and interest coverage and approved the sale of the Company’s U.S. insurance operations. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. While the Company believes the current financial covenant levels are now appropriate, if it becomes necessary to further amend the financial covenants, the Company would also expect that it would have to amend other terms and conditions in the agreement. The Company expects that bank fees of approximately $5,700 (including the fees paid to amend the Revolving Credit Facility) associated with these amendments will be deferred and amortized over the life of the instruments.

(b) Revolving Credit Facility

Under the Revolving Credit Facility, as amended and restated, the Company may borrow up to $175,000, which includes a $20,000 swing line subfacility and a $50,000 letter of credit subfacility, until its scheduled maturity on December 1, 2009. In January 2004, the Company’s subsidiary, SIRVA UK Limited (formerly Pickfords Limited), became an eligible borrower under the facility. SIRVA UK Limited borrowings are denominated in British Pounds. Borrowing under the Revolving Credit Facility was $42,052 and $0 at December 31, 2004 and 2003, respectively. A commitment fee of 0.5% is charged on the unused portion of the Revolving Credit Facility and is payable quarterly. The Company had outstanding letters of credit of $14,065 and $11,045 at December 31, 2004 and 2003, respectively, primarily in conjunction with its insurance agreements and leased facilities. The Company had available credit of $118,883 and $163,955 at December 31, 2004 and 2003, respectively.

Interest is payable at ABR rates (equivalent to U.S. prime), plus a margin of 1.25% (effective rates of 6.50% for U.S. denominated borrowings and 8.71% for U.K. denominated borrowings at December 31, 2004) or LIBOR, plus a margin of 2.25% (effective rates of 4.67% for U.S. denominated borrowings and 7.07% for U.K. denominated borrowings at December 31, 2004). The weighted-average interest rate for the year ended December 31, 2004 was 4.88%. The rate selected is determined by the facility or subfacility from which the borrowings are drawn, the maturity date of the loan and the required notice of the borrowing. ABR interest is payable at the end of each quarter and LIBOR interest is payable in arrears on the last day of the loan period for loans less than three months and at the end of each quarter for loans greater than three months. Principal is repaid as funds are available.

The Company entered into amendments of the credit agreement governing the Revolving Credit Facility with effective dates of March 28, July 1, September 30 and November 14, 2005. The amendments, among other matters, extended the time for filing the Company’s financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, restated the financial covenants relating to debt leverage and interest coverage and approved the sale of the Company’s U.S. insurance operations. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. While the Company believes the current financial covenant levels are now appropriate, if it becomes necessary to further amend the financial covenants, it would also expect that it would have to amend other terms and conditions in the agreement.

The Company expects that bank fees of approximately $5,700 associated with the 2005 amendments to its Term Loan and Revolving Credit Facility credit agreements will be deferred and amortized over the life of the instruments.

(c) Senior Subordinated Notes

In connection with the Allied Acquisition in 1999, the Company, through its wholly owned subsidiary NAVL, issued $150,000 aggregate principal amount of 13 3/8% Senior Subordinated Notes due December 1, 2009. These notes were subordinated in right of payment to all existing and future senior indebtedness of NAVL. They were guaranteed by certain domestic subsidiaries of NAVL. Each note earned interest at a rate of 13 3/8% per annum and was payable in semiannual installments on June 1 and December 1 each year to holders of record at the close of business on the May 15th or November 15th immediately preceding the interest payment date.

In connection with the Offering, the Company retired $138,975 of these notes. The notes were retired via a purchase and consent offering that included the adoption of amendments to the indenture eliminating or modifying provisions contained therein. Significant changes included elimination of SEC reporting requirements for NAVL, limitation on indebtedness and limitation on sales of assets. In June 2004, the Company retired $5,000 of the Senior Subordinated Notes and in December 2004, the Company retired an additional $6,025 of the Senior Subordinated Notes, which eliminated all of the Company’s Senior Subordinated Notes.

(d) Other

Future maturities of long-term debt at December 31, 2004 are as follows:

2005	$413
2006	5,340
2007	5,182
2008	5,218
2009	46,952
Thereafter	470,400
$533,505

The fair value of the Company’s long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

For the years ended December 31, 2004 and 2003, the Company recognized $1,769 and $37,588, respectively, of debt extinguishment expense. This expense included $803 and $24,951 of bond tender premium and associated fees on the Senior Subordinated Notes and $966 and $12,618 in write-offs of deferred debt issuance costs on the prior senior secured facility and senior subordinated notes for the years ended December 31, 2004 and 2003, respectively. In addition, the Company wrote off $1,308 of unrecognized interest rate hedging losses in connection with the debt refinancing to interest expense for the year ended December 31, 2003.

In July and August 2005, the major ratings agencies downgraded the Company’s debt ratings. Moody’s Investors Services lowered the SIRVA Worldwide Corporate Funding (previously called Senior Implied) rating to B2 from Ba3, with a negative outlook. Standard and Poor’s Ratings Services lowered its ratings on SIRVA and SIRVA Worldwide to B+ from BB, with all ratings on credit watch with negative implications.

(16)   Capital and Operating Leases

During 2004, the Company entered into one computer lease agreement and one building lease agreement totaling $2,202. In addition, two transportation equipment lease agreements totaling $24 were acquired through the purchase of Rettenmayer. The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in appropriate condition through termination dates between 2006 and 2029. The leases do not contain purchase options.

During 2003, the Company entered into two transportation equipment lease agreements totaling $2,967. In addition, several transportation equipment lease agreements and one building lease agreement totaling $4,985 were acquired through the purchase of Scanvan. The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in appropriate condition through termination dates between 2007 and 2012. The leases do not contain purchase options.

The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company’s rental expense under these operating leases was $67,458, $67,859 and $59,431 for the years ended December 31, 2004, 2003 and 2002, respectively. Operating lease expense related to discontinued operations was $24,914, $26,571 and $27,610 for the years ended December 31, 2004, 2003 and 2002, respectively. The majority of the lease agreements associated with discontinued operations were retained by the Company with the cash payments reflected in the table below.

At December 31, 2004, the Company was in violation of a lease covenant requiring timely delivery of annual financial statements. The violation has not been declared a default by the lessor, however, it has prevented the Company from initiating new leases with this lessor until the financial statements are delivered.

Future minimum payments under capital lease obligations and operating leases at December 31, 2004 are as follows:

	Capital Leases	Operating Leases
2005	$5,688	$62,417
2006	5,741	48,277
2007	4,819	41,391
2008	3,736	34,215
2009	1,765	27,952
Thereafter	6,984	88,379
Total minimum lease payments	28,733	$302,631
Less interest	6,467
Present value of net minimum lease payments	22,266
Less current portion	4,635
Long-term portion of capital lease obligation	$17,631

Assets under capital leases at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Transportation equipment	$25,653	$27,403
Buildings and improvements	7,772	5,023
Office equipment	576	281
	34,001	32,707
Less accumulated depreciation	12,456	9,808
	$21,545	$22,899

The Company subleases certain of its leased vehicles and facilities to third parties. The reduction of lease expense as a result of the Company’s subleases was $5,812, $3,670 and $2,090 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum payments from sublease arrangements at December 31, 2004 are as follows:

2005	$5,667
2006	4,478
2007	3,257
2008	1,730
2009	1,255
Thereafter	26
Total	$16,413

At September 30, 2003, the Company sold a facility in Sydney, Australia for $3,472 and recognized a gain of $1,808 on the sale. Due to a delay in the completion of a new facility, it was necessary to enter into a leaseback arrangement, at market rates, for approximately six months until such time as the new facility was ready for occupancy. At June 16, 2004, the Company sold a facility in Leicester, United Kingdom, for $969 and recognized a gain on sale of $289. The Company then entered into a leaseback agreement, at market rates, for a period of three years at an annual rental of approximately $18. The sale and leaseback components of these transactions were accounted for separately due to the fact that the Company’s involvement during the leaseback period was confined to a normal landlord-tenant relationship and the Company retained only a minor part of the use of the property.

(17)   Retirement and Postretirement Medical Plans

(a) Defined Benefit Plans

The Company has several defined benefit pension plans covering certain of its domestic employees and certain employees in other countries. Pension benefits earned are generally based on years of service and compensation during active employment; however, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities, fixed income securities and pooled separate accounts. The funding of pension plans is determined in accordance with statutory funding requirements.

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

The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan that are unfunded, nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan because of the benefit limitations imposed by Sections 415 and 401(a)(17) of the Internal Revenue Code. These plans ensure that an executive receives the total pension benefit to which he or she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the Pension Benefits table below. For the years ended December 31, 2004, 2003 and 2002, the expense associated with the Executive Retirement and Savings Plan was $368, $195 and $556, respectively.

In addition, the Overlap Benefit Plan for various domestic employees, an unfunded, nonqualified retirement plan, provides retirement benefits forfeited by the highly compensated employees under the Qualified Plan because of the changes to the retirement plan formula that were effective April 18, 1989.

The Company also has unfunded defined benefit pension plans for certain employees in Germany, Norway and Sweden. Information regarding these plans, as well as the U.S. qualified pension plan, the Excess Benefit Plan and the Overlap Benefit Plan are combined in the tables below (“Combined Plans Excluding United Kingdom”).

The U.K. pension plan includes a defined benefit and defined contribution section. The defined benefit section is closed to new employees. The defined contribution section also has a low level defined benefit promise. In an extended period of prolonged adverse market conditions, it is possible that the promise would lead to an additional liability. At the present time, the Company does not believe this to be the case. The plan was amended in December 2003 with the effective date of amendment commencing April 2004. The amendment alters the level of benefits received for a substantial portion of participants in the plan and resulted in curtailment accounting treatment. The curtailment gain did not result in any immediate income recognition for 2003. The curtailment amounts recorded are reflected in the table below.

Information on the Company’s domestic and foreign defined benefit plans and amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003, based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom		United Kingdom
	2004	2003	2004	2003
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$114,642	$104,690	$79,547	$64,306
Benefits transferred in (out)	(1,885)	376	—	—
Service cost	20	47	3,038	4,233
Interest cost	6,976	6,922	3,383	3,626
Plan participants’ contribution	—	—	2,236	1,565
Actuarial loss	9,711	7,595	8,305	4,268
Plan amendments	—	—	—	—
Curtailments	—	—	—	(4,091)
Benefits paid	(5,086)	(5,223)	(2,311)	(1,762)
Currency translation	58	235	6,965	7,402
Projected benefit obligation at end of period	$124,436	$114,642	$101,163	$79,547
Change in Plan Assets
Fair value of plan assets at beginning of period	$77,707	$65,513	$74,519	$57,915
Actual return on plan assets	8,026	14,740	8,086	9,214
Employer contribution	11	2,563	2,494	1,548
Plan participants’ contribution	—	—	2,236	1,565
Benefits paid	(5,080)	(5,109)	(2,311)	(1,762)
Currency translation	—	—	6,214	6,039
Fair value of plan assets at end of period	$80,664	$77,707	$91,238	$74,519
Funded Status Reconciliation
Funded status	$(43,772)	$(36,935)	$(9,925)	$(5,028)
Unrecognized net actuarial loss	46,141	40,375	14,782	9,334
Prepaid benefit cost	$2,369	$3,440	$4,857	$4,306
Minimum liability adjustment	(46,141)	(40,375)	(7,685)
Accrued benefit liability	$(43,772)	$(36,935)	$(2,828)

	Combined Plans Excluding United Kingdom		United Kingdom
	2004	2003	2004	2003
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension asset at beginning of year	$—	$—	$—	$6,448
Accrued benefit liability	(43,772)	(36,935)	(2,828)	—
Accumulated other comprehensive income	46,141	40,375	7,685	—
Net change in prepaid benefit	—	—	—	(2,142)
Net amount recognized	$2,369	$3,440	$4,857	$4,306

At December 31, 2004 and 2003, the Combined Plans excluding United Kingdom accumulated benefit obligation was $124,418 and $114,548, respectively. At December 31, 2004 and 2003, the United Kingdom accumulated benefit obligation was $94,066 and $74,489, respectively.

The cumulative income tax impact of the accumulated other comprehensive income line item shown in the table above was $18,839 and $14,131 at December 31, 2004 and 2003, respectively. The changes within stockholders’ equity in Note 21 are presented net of tax.

The following actuarial assumptions were used for the Company’s benefit obligations under the plans at December 31, 2004 and 2003:

	Combined Plans Excluding United Kingdom		United Kingdom
	2004	2003	2004	2003
Assumptions
Weighted-average discount rate	5.75%	6.25%	5.40%	5.60%
Expected rate of return on plan assets	9.00%	9.00%	7.40%	7.75%
Rate of compensation increase	N/A	N/A	3.80%	4.40%

The discount rates the Company utilizes for determining pension obligations are based on each plan’s projected cash flow utilizing the Citigroup Pension Liability Index for the U.S. plan and a corporate spot rate for the U.K. plan. In 2004, the Company reduced its domestic plan discount rate to 5.75% and its U.K. plan discount rate to 5.40%.

The Company’s expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. In 2004, the Company maintained the expected return on plan assets for its domestic plan at 9.00%, while reducing its U.K. expected return to 7.40%. In developing its expected domestic long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company’s pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.20%. The Company anticipates that its investment managers will generate long-term returns of at least 9.00%. In developing its expected U.K. long-term rate of return assumption, the Company evaluated input from its actuary that indicated a change in market conditions at the end of 2004 would reduce the expected yield on both government and corporate bonds by 0.30%, as compared to the previous year. Also taken into consideration was the Company’s asset class benchmark’s average weighted return over the last ten years, which was 8.30%. The Company anticipates that its investment managers will generate long-term returns of at least 7.40%.

Because the domestic plan was curtailed in 2002 and participants are no longer accruing service benefits, there is no rate of compensation increase for 2004 or 2003.

The Company’s actual pension plan asset allocations at December 31, 2004 and 2003 and targeted allocation for the year ended December 31, 2005 were as follows:

	Combined Plans Excluding United Kingdom			United Kingdom
	Percentage of Fair Value Plan Assets			Percentage of Fair Value Plan Assets
	2005 Target	2004	2003	2005 Target	2004	2003
Equity securities	60% - 70%	71%	69%	60 - 70%	70%	73%
Debt securities	30% - 40%	29%	30%	30 - 40%	29%	27%
Other	—	—	1%	—	1%	—
Total	100%	100%	100%	100%	100%	100%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the Company’s domestic and U.K. plan assets is broadly characterized as a targeted 65%/35% allocation between equity and debt securities. For the U.K. plan, the targeted allocations in 2004 and 2003 were 70%/30% equity and debt securities and were revised to a targeted 65%/35% allocation effective for 2005. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed investment grade debt securities. The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company’s contributions and monthly benefit payments are made.

The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended, for its domestic plans and the Pensions Act 1995 for its U.K. plan. For its domestic plans the Company is not required to make contributions in 2005, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets. For its U.K. plan, the Company expects to contribute $2,700 during fiscal 2005.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid:

	Combined Plans Excluding United Kingdom	United Kingdom	Total
2005	$4,281	$2,504	$6,785
2006	4,362	2,604	6,966
2007	4,503	2,708	7,211
2008	5,077	2,816	7,893
2009	5,385	2,930	8,315
Years 2010 – 2014	33,468	16,500	49,968

Information on the Company’s significant domestic and foreign defined benefit plans and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom			United Kingdom
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$36	$47	$2,660	$3,038	$4,233	$3,793
Interest cost	7,107	6,922	6,964	3,383	3,626	3,307
Expected return on plan assets	(6,813)	(5,785)	(7,036)	(4,465)	(4,645)	(5,411)
Amortization of unrecognized actuarial loss	2,679	2,897	1,075	233	794	827
Net periodic benefit cost	3,009	4,081	3,663	2,189	4,008	2,516
Prior service benefit curtailment gain	—	—	(4,531)	—	—	—
Net periodic benefit cost after curtailment	$3,009	$4,081	$(868)	$2,189	$4,008	$2,516

The amount of expense (income) for the years ended December 31, 2004, 2003 and 2002 attributable to discontinued operations was $1,186, $1,739 and $(766), respectively.

The following actuarial assumptions were used to determine the Company’s net periodic pension cost for the years ended December 31, 2004, 2003 and 2002:

	Combined Plans Excluding United Kingdom			United Kingdom
	2004	2003	2002	2004	2003	2002
Assumptions
Weighted-average discount rate	6.25%	6.75%	7.25%	5.60%	5.60%	5.75%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	4.00%	4.40%	4.00%	4.00%

Because the domestic plan was curtailed in 2002 and participants are no longer accruing service benefits, there is no rate of compensation increase for 2004 or 2003.

The Company recognizes an accrued benefit liability in its consolidated financial statements for its unfunded Excess Benefit Plan and Overlap Benefit Plan. The accrued benefit cost at December 31, 2004 and 2003 included $1,596 and $1,468, respectively, related to this liability.

The Company’s Canadian subsidiary, SIRVA Canada LP, has a defined benefit plan (the “Canada Plan”) with the benefits generally based upon years of service and the highest five-year average salary during employment. At December 31, 2004 and 2003, the accumulated benefit obligation of accrued pension benefits was $0 and $719, respectively, and the aggregate market value of pension plan assets was $399 and $1,089, respectively. At December 31, 2004 and 2003, the prepaid pension cost was $399 and $370, respectively. The expense associated with the plan for the years ended December 31, 2004, 2003 and 2002 was $61, $68 and $59, respectively. The Canada Plan was terminated as of January 1, 2001. Pursuant to the Canadian Pension Benefits Standards Act, pension benefits accrued as of January 1, 2001 are fully vested for all affected members, and wind-up notices were distributed to such members on December 27, 2000. The Office of the Superintendent of Financial Institutions has approved the wind-up report and the distribution of assets is expected to occur during 2005.

(b) Postretirement Medical and Life Insurance Plan

The Company has a nonpension postretirement benefit plan for certain domestic employees that provides specific health care and death benefits to eligible retired employees. Under the present plan, which may be amended or terminated at the Company’s option, a defined percentage of health care expenses is covered, after reductions for any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined in part by a retiree’s years of vested service with the Company prior to retirement. Death benefits are based on a fixed amount at time of retirement.

The plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of its domestic employees. This amendment also eliminated benefits after age 65. Effective December 31, 2002, the plan was amended to eliminate any subsidies to employees that had not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. This amendment triggered curtailment accounting treatment. The curtailment amount recorded is reflected in the components of net periodic benefit cost in the table below.

For the year ended December 31, 2004, the Company recognized a curtailment loss of $385 with respect to the Company’s postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. This expense was recorded in loss from discontinued operations (see Note 4).

Information on the Company’s accumulated postretirment benefit obligation and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003 based on actuarial valuation, is as follows:

	2004	2003
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of period	$19,132	$16,733
Service cost	108	117
Interest cost	1,036	1,197
Plan participants’ contribution	108	104
Actuarial loss	2,830	2,434
Recognition of Medicare Part D Subsidy	(3,002)	—
Curtailment	543	—
Benefits paid	(1,850)	(1,453)
Accumulated postretirement benefit obligation at end of period	$18,905	$19,132
Change in Plan Assets
Employer contribution	$1,742	$1,349
Plan participants’ contribution	108	104
Benefits paid	(1,850)	(1,453)
Fair value of plan assets at end of period	$—	$—
Funded Status Reconciliation
Funded status	$(18,905)	$(19,132)
Unrecognized prior service cost	(735)	(1,483)
Unrecognized net actuarial (gain)/loss	4,294	4,783
Prepaid (accrued) benefit cost	$(15,346)	$(15,832)
Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit liability	$(15,346)	$(15,832)

The following actuarial assumptions were used for the Company’s postretirement benefit obligation at December 31, 2004 and 2003:

	2004	2003
Assumptions
Weighted-average discount rate	5.50%	6.00%
Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
First year of ultimate health care cost trend rate	2009	2009

The discount rate the Company utilizes for determining postretirement benefit obligation is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index. In 2004, the Company reduced its postretirement discount rate to 5.50%.

Information on the Company’s postretirement medical plans and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 based on actuarial valuation, is as follows:

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$108	$117	$764
Interest cost	1,036	1,197	1,201
Amortization of prior service cost	(509)	(550)	(372)
Recognized actuarial (gain)/loss	237	298	26
Net periodic benefit cost	872	1,062	1,619
Curtailment (gain)/loss	385	—	(2,839)
Net periodic benefit cost/(gain) after curtailment	$1,257	$1,062	$(1,220)

The amount of expense (income) for the years ended December 31, 2004, 2003 and 2002 attributable to discontinued operations was $713, $446 and $(798), respectively.

The following actuarial assumptions were used for the Company’s net periodic postretirement benefit cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Assumptions
Weighted-average discount rate	6.00%	6.75%	7.25%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$115	$(100)
Effect on accumulated postretirement benefit obligation	$2,070	$(1,799)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	With Medicare Subsidy Amount	Medicare Subsidy Amount	Without Medicare Subsidy Amount
2005	$1,669	$—	$1,669
2006	1,590	165	1,755
2007	1,635	184	1,819
2008	1,636	200	1,836
2009	1,618	214	1,832
Years 2010 – 2014	7,059	1,288	8,347

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law, authorizing Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for the Medicare-eligible retirees, the federal government will begin in 2006 to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are actuarially equivalent to the prescription drug benefits provided under Medicare.

FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued on May 19, 2004. This new guidance provides for the recognition of the subsidy in the measurement of the accumulated postretirement benefit obligation. The Company adopted the provision in the third quarter of 2004, effective January 1, 2004, and because its prescription drug benefits were deemed actuarially equivalent, recorded a $3,002 reduction of the accumulated benefit obligation at December 31, 2004 and a $550 reduction in net periodic post retirement benefit cost for the year ended December 31, 2004.

(c) Defined Contribution Plans

In 1994, one of the Company’s U.K. subsidiaries, North American (UK) Ltd., established a contributory defined contribution plan for eligible employees. The plan is funded through contributions from employees, generally 3% of earnings, which are matched by the Company. The expense associated with the plan was $30, $36 and $62 for the years ended December 31, 2004, 2003 and 2002, respectively. This subsidiary was sold on February 1, 2005 in connection with the Disposal Plan (see Note 4).

Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the NAVL Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company made contributions of $1,831, $2,733 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

(d) Current Benefit Plan Liabilities

The current portion of the Company’s defined benefit plans liability, postretirement medical and life insurance plan liability and defined contribution plan liability reflected in other current liabilities in the Company’s consolidated balance sheets at December 31, 2004 and 2003 is listed in the chart below:

		Restated
	2004	2003
Defined benefit plans	$417	$660
Postretirement medical and life insurance plan	1,850	1,453
Defined contribution plans	4	424
	$2,271	$2,537

(18)   Postemployment Long-Term Disability Medical Plan

The Company had provided certain postemployment long-term disability medical benefits to inactive employees and their dependents during the period following employment, but before retirement. A plan change was enacted in 2003 that substantially reduced the liability associated with this plan as the health care continuation benefits for inactive employees and their dependents ceased at the end of 2003. Beginning in January 2004, the inactive employees and their dependents could continue to receive benefits through the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to 29 months, with the COBRA premiums being paid by the Company. At December 31, 2004 and 2003, the accumulated obligation for such postemployment long-term disability medical benefits was $246 and $563, respectively, and is reflected in other current liabilities in the Company’s consolidated balance sheets. The (income) expense associated with the plan was $67, $(493) and $152 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in 2003 plan income was a $1,729 gain from the plan amendment. The amount of expense for the years ended December 31, 2004, 2003 and 2002 attributable to discontinued operations was $25, $(467) and $61, respectively.

(19)   Incentive Compensation

The Company maintains a Management Incentive Plan for certain executives and key management employees. The plan is administered by the Compensation Committee of the Board of Directors, whose members do not participate in the plan. The expense associated with the incentive plans was $(193), $7,584 and $4,192 for the years ended December 31, 2004, 2003 and 2002, respectively and was recorded as a component of general and administrative expense. The amount of expense for the years ended December 31, 2004, 2003 and 2002 attributable to discontinued operations was $(38), $1,194 and $814, respectively.

In addition to the Management Incentive Plan, the Company administers several other incentive plans that were in place prior to the acquisitions of Allied, NAIT and CRS. These plans are administered by the Vice President of Compensation and Benefits and are based on achievement of certain predetermined segment performance goals. The expense associated with these plans was $207, $1,046 and $3,079 for the years ended December 31, 2004, 2003 and 2002, respectively as a component of general and administrative expense. The amount of expense for the years ended December 31, 2004, 2003 and 2002 attributable to discontinued operations was $159, $374 and $156, respectively.

(20)   Other Long-Term Liabilities

Other long-term liabilities at December 31, 2004 and 2003 consisted of the following:

		Restated
	2004	2003
Long-term pension (see Note 17)	$46,469	$37,014
Long-term post retirement benefits (see Note 17)	13,496	14,379
Deferred compensation	5,261	4,461
Facility and trailer lease obligations (see Note 4)	8,497	—
Facility lease disadvantage	1,162	1,260
Other	4,070	5,771
	$78,955	$62,885

Amounts recorded in facility lease disadvantage represent the present value of the excess of the contractual lease payments over the market rental rates for properties which the Company acquired by business acquisition. These deferred credits are being amortized on a straight-line basis over the remaining facility lease term.

(21)   Stockholders’ Equity, Redeemable Common Stock and Redeemable Junior Preferred Stock

	Common Stock	Additional Paid-in- Capital	Common Stock Purchase Warrant	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2001, as previously reported	$ 415	$ 140,284	$ 655	$ —	$ (17,988)	$ (60,441)	$ (1,067)	$ 61,858
Cumulative effect of restatements to opening equity	—	(259)	—	—	(7,822)	(7,067)	—	(15,148)
Balance at December 31, 2001, as restated	$ 415	$ 140,025	$ 655	$ —	$ (25,810)	$ (67,508)	$ (1,067)	$ 46,710
Comprehensive income (loss):	—	—	—	—	—	—	—	—
Net income (restated)	—	—	—	—	—	32,500	—	32,500
Unrealized hedging gain, net of tax of $1,308	—	—	—	—	1,962	—	—	1,962
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(937) (restated)	—	—	—	—	(1,406)	—	—	(1,406)
Minimum pension liability, net of tax benefit of $(12,207)	—	—	—	—	(18,310)	—	—	(18,310)
Foreign currency translation adjustment, net of tax of $5,327 (restated)	—	—	—	—	5,735	—	—	5,735
Total comprehensive income (restated)	—	—	—	—	—	—	—	20,481
Stock repurchases	—	—	—	—	—	—	(1,181)	(1,181)
Issuance of common stock	137	61,357	—	—	—	—	—	61,494
Accretion of junior preferred stock	—	(3,609)	—	—	—	—	—	(3,609)
Balance at December 31, 2002, as restated	$ 552	$ 197,773	$ 655	$ —	$ (37,829)	$ (35,008)	$ (2,248)	$ 123,895
Comprehensive income (loss):
Net income (restated)	—	—	—	—	—	14,467	—	14,467
Unrealized hedging loss, net of tax benefit of $(68)	—	—	—	—	(212)	—	—	(212)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $96 (restated)	—	—	—	—	49	—	—	49
Minimum pension liability, net of tax of $3,723	—	—	—	—	537	—	—	537
Foreign currency translation adjustment, net of tax of $971 (restated)	—	—	—	—	14,846	—	—	14,846
Total comprehensive income (restated)	—	—	—	—	—	—	—	29,687
Unearned compensation	—	3,390	—	(3,229)	—	—	—	161
Accretion of redeemable common stock (restated)	—	(28,465)	—	—	—	—	—	(28,465)
Stock repurchases (restated)	—	(352)	—	—	—	—	(22)	(374)
Issuances of common stock	136	250,897	—	—	—	—	—	251,033
Stock issuance costs	—	(23,128)	—	—	—	—	—	(23,128)
Accretion of junior preferred stock	—	(1,901)	—	—	—	—	—	(1,901)
Reclassify redeemable common stock to common stock (restated)	42	48,308	—	—	—	—	(7,848)	40,502
Balance at December 31, 2003, as restated	$ 730	$ 446,522	$ 655	$ (3,229)	$ (22,609)	$ (20,541)	$ (10,118)	$ 391,410

	Common Stock	Additional Paid-in- Capital	Common Stock Purchase Warrant	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2003, as restated	$730	$446,522	$655	$(3,229)	$(22,609)	$(20,541)	$(10,118)	$391,410
Comprehensive income:
Net loss	—	—	—	—	—	(68,153)	—	(68,153)
Unrealized hedging gain, net of tax of $961	—	—	—	—	1,786	—	—	1,786
Net change in unrealized holding gain on available-for-sale securities, net of tax of $312	—	—	—	—	579	—	—	579
Minimum pension liability, net of tax benefit of $(4,707)	—	—	—	—	(8,743)	—	—	(8,743)
Foreign currency translation adjustment, net of tax of $587	—	—	—	—	8,150	—	—	8,150
Total comprehensive loss	—	—	—	—	—	—	—	(66,381)
Unearned compensation	—	(597)	—	1,917	—	—	—	1,320
Issuance of common stock	—	71	—	—	—	—	—	71
Stock issuance costs	—	(254)	—	—	—	—	—	(254)
Stock options exercised	4	1,961	—	—	—	—	—	1,965
Tax benefit of stock options exercised	—	992	—	—	—	—	—	992
To record additional option expense	—	2,128	—	—	—	—	—	2,128
Exercise of warrants	29	35,625	(655)	—	—	—	—	34,999
Balance at December 31, 2004	$763	$486,448	$—	$(1,312)	$(20,837)	$(88,694)	$(10,118)	$366,250

The components of accumulated other comprehensive loss for the years ended December 31, 2004 and 2003 were:

		Restated
	2004	2003
Unrealized investment gain (loss)	$347	$(232)
Foreign currency translation adjustment	19,569	11,419
Minimum pension liability	(40,412)	(31,669)
Unrealized hedging loss	(341)	(2,127)
	$(20,837)	$(22,609)

(a) Initial Public Offering

The Company began the initial public offering of its common stock on November 25, 2003, pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended.

(b) Secondary Offering and Common Stock Purchase Warrant

A secondary offering of the Company’s common stock was completed on June 15, 2004. The shares were offered by selling stockholders who, prior to the secondary offering, owned approximately 68% of the Company’ outstanding stock. The Company did not receive any proceeds from the sale of the shares offered. The Company incurred $1,189 of expenses related to the secondary offering, which were recorded in general and administrative expense.

In conjunction with the secondary offering, one of the selling stockholders, an affiliate of Exel plc, fully exercised warrants that it had previously received as part of the Allied Acquisition in November 1999. These were the Company’s only outstanding warrants. The Company received proceeds of $34,999 and issued 2,773,116 shares of common stock in connection with this exercise. Subsequent to the secondary offering and the exercise of warrants, the selling stockholders owned approximately 37% of the Company’s outstanding stock.

(c) Unearned Compensation

For the year ended December 31, 2004 and 2003, the Company recognized $3,448 and $3,537 of non-cash stock compensation expense in relation to stock subscriptions and stock option grants made to certain managers and directors in 2003 and for option vesting extensions granted to terminated employees per the terms of their severance agreements. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of the Company’s common and redeemable common stock on the date of grant in accordance with APB 25. The total non-cash stock compensation expense to be recognized by the Company in respect of these transactions is $5,975, with an additional expense amount of $2,322 in regards to the option vesting extensions provided to certain terminated employees. At December 31, 2004 and 2003, the Company has recorded $1,312 and $3,229 of unearned compensation and expects to recognize $652, $390, $206 and $64 in each of 2005, 2006, 2007 and 2008, respectively.

(d) Redeemable Common Stock

Certain key employees of the Company who held common stock may have required the Company to repurchase all of the shares held upon termination by the Company without cause, or death, disability or retirement at normal retirement age. This repurchase right terminated upon the Offering and as a result, these securities were reclassified to common stock.

(e) Redeemable Junior Preferred Stock

In connection with the Allied Acquisition, the Company issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel, plc, having an initial liquidation preference of $24,500. The dividend rate on this junior preferred stock was 12.4% compounded quarterly and was cumulative. Due to the Exel affiliate’s being a foreign entity, IRS regulations require withholding taxes to be paid with each quarterly dividend, even if the dividend is notational only. All withholding payments made by the Company reduced the price the Company paid to redeem this stock.

At July 1, 2003, as required by SFAS 150 “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity”, the Company reclassified $31,487 of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability. The accretion of dividends of $1,901 and $3,609 for the years ended December 31, 2003 and 2002, respectively, was accounted for as a non-cash transaction.

In connection with the secondary offering, the redeemable junior preferred obligation was redeemed in full. For the year ended December 31, 2003, the Company recorded $1,815 of interest expense on the redeemable preferred obligation since July 1, 2003, which previously would have been treated as accretion of junior preferred stock dividends.

The following table recaps activity related to redeemable common stock and redeemable junior preferred stock for the years ended December 31, 2002 and 2003:

	Redeemable Common Stock	Redeemable Junior Preferred Stock
Balance at December 31, 2001, as previously reported	$3,266	$28,339
Cumulative effect of restatements to opening balances	259	—
Balance at December 31, 2001, as restated	3,525	28,339
Stock repurchases	(712)	—
Issuance of redeemable common stock	4,821	—
Accretion of junior preferred stock	—	3,609
Taxes paid	—	(1,547)
Balance at December 31, 2002, as restated	$7,634	$30,401
Redemption of redeemable common stock (restated)	(1,132)	—
Issuance of redeemable common stock	5,535	—
Accretion of redeemable common stock (restated)	28,465	—
Accretion of junior preferred stock	—	1,901
Taxes paid	—	(815)
Reclassify redeemable junior preferred stock to junior preferred obligation	—	(31,487)
Reclassify redeemable common stock to common stock (restated)	(40,502)	—
Balance at December 31, 2003, as restated	$—	$—

(f) Stock Split

On November 7, 2003, the Company’s Board of Directors approved a stock split of 3.17 for 1 of its common stock by way of a reclassification. The reclassification was effected through a restated certificate of incorporation, which the Company filed with the Secretary of State of the State of Delaware on November 10, 2003 and which became effective on November 24, 2003. The restated certificate of incorporation also increased the number of authorized shares of the Company’s common stock to 500,000,000. The Company’s Board of Directors and its stockholders approved the restated certificate of incorporation on November 6, 2003. Accordingly, all share and per share information in these Consolidated Financial Statements give effect to the reclassification.

(22)   Stock Option Plans

Prior to the Offering, the Company maintained a stock option plan (“the Option Plan”) for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan was SIRVA’s Board of Directors. Under the Option Plan, Service Options and, in certain cases, Performance Options were granted with each share of stock sold to the officers and other key employees. Service Options were vested in equal annual installments on each of the first five anniversaries of the grant date. Performance Options were vested dependant on achievement of cumulative earnings targets, or if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. On January 1, 2001, the Company discontinued the granting of Performance Options.

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“the Omnibus Plan”) for any non-employee member of the Company’s Board of Directors, officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan in 2004 and 2003, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. Unless otherwise provided in a participant’s option agreement, the exercise price of the options will be (and in 2004 and 2003, was) at least equal to the closing price of the Company’s common stock on the trading date immediately prior to the grant date; hence, no compensation expense is recognized.

Information with respect to the options granted under the Option Plan and Omnibus Plan is as follows:

	# of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	2,158,453	$4.24
Options granted	2,321,308	4.48
Options cancelled	(315,605)	4.48
Outstanding at December 31, 2002	4,164,156	4.35
Options granted	2,264,302	13.28
Options cancelled	(569,586)	4.37
Outstanding at December 31, 2003	5,858,872	7.80
Options granted	388,000	21.43
Options exercised	(455,394)	4.52
Options cancelled	(239,276)	10.08
Outstanding at December 31, 2004	5,552,202	$8.92

The weighted-average remaining contractual life of these options is 6.74 years. At December 31, 2004, 2003 and 2002, the number of options that were exercisable were 2,189,710, 1,538,322 and 1,013,785, respectively, and the weighted-average exercise price of options exercisable at December 31, 2004 is $6.44.

Summary information about the Company’s stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.15	348,700	3.29	$3.15	318,484	$3.15
$ 4.48	2,665,788	7.00	4.48	1,380,177	4.48
$ 5.84	908,464	8.47	5.84	171,549	5.84
$ 18.50	1,271,250	5.90	18.50	319,500	18.50
$19.90 - $ 24.33	358,000	6.68	21.48	—	—
	5,552,202	6.74	$8.92	2,189,710	$6.44

The weighted-average fair values at date of grant for options granted equal to market price during 2004, 2003 and 2002 were $9.48, $8.58 and $0.68, respectively. The weighted-average fair values at date of grant for options granted at less than the market price of the stock on the grant date during 2003 were $5.15. All fair values were estimated using the Black-Scholes option valuation model with the following assumptions: risk-free interest rates of 3.30% to 3.90% for 2004, 2.20% to 3.73% for 2003 and 3.05% to

4.27% for 2002, expected volatility of 0.01% for options granted prior to the Offering and 42.46% for options granted subsequent to the Offering for 2003 and 37.43% to 41.71% for 2004, expected life of five years prior to the Offering and six years subsequent to the offering and no dividend payments.

(23)   Commitments and Contingencies

(a) Litigation

Suit Against Insurers

The Company was a defendant in a personal injury suit resulting from a 1996 accident involving one of its agent’s drivers. The case was tried in 1998, and the Company was found liable. After appeals, a final judgment of $15,174 was rendered in 2002, which has been fully paid. After insurance payments and reimbursements, the Company has paid $7,637, which it believes is fully reimbursable by insurance; however, TIG Insurance Co. (“TIG”), one of the Company’s excess insurers, filed suit against the Company, one of its subsidiaries and several other parties in the 191st Judicial District of Dallas County, Texas in September 2002, contesting TIG’s coverage obligation and seeking declaratory judgment. The Company filed a counterclaim against TIG, seeking reimbursement for all remaining amounts that it paid in satisfaction of the judgment and associated costs and expenses. The Company filed a motion for summary judgment in August 2003 and in December 2003, the court rendered a judgment awarding the Company $2,428 plus interest and attorneys’ fees. The Company recorded an amount receivable to reflect this judgment at December 31, 2003. TIG filed an appeal with the Fifth Court of Appeals in Dallas, Texas, and the Company filed a cross-appeal. The appeals court issued a decision on August 26, 2005 and lowered the trial court’s award to $261, plus interest and attorney’s fees. The Company adjusted the amount receivable at December 31, 2004 to reflect the reduced award.

Governmental Investigations—Department of Justice

The Company has produced records in response to grand jury subpoenas issued in July 2002 and January 2003 in connection with an investigation being conducted by attorneys in the Department of Justice (“DOJ”) Antitrust Division through a grand jury in the Eastern District of Virginia. The Company is cooperating with the investigation and understands that numerous other companies have received similar subpoenas. The Company believes that the investigation relates to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed by the Military Transportation and management Command of the U.S. Army, utilizing private moving companies.

The revenues derived from international military business during the years ended December 31, 2004, 2003, and 2002 were small and declining, representing less than 2% of the Company’s consolidated operating revenues in 2002, and declining to less than 1% in 2004. While the investigation is ongoing and potentially exposes the Company to potential criminal, civil, and administrative penalties, it is difficult to predict an outcome with certainty at this time before the government makes its decisions and advises the Company of them.

For the year ended December 31, 2004, the Company recorded legal fees and expenses that were not material in relation to this matter and has established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that it considers appropriate in the circumstances. The Company is also subject to other issues that may be raised by government agencies in connection with its government contracts.

The Company believes that, based on information currently available to it, the investigation’s outcome will not have a materially adverse impact on its overall operations or financial condition, although there can be no assurance that it will not. The Company recently has engaged in settlement discussions with the DOJ and anticipates that a resolution of the matters under investigation will be reached.

Governmental Investigations—European Union

Some of the Company’s moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenues of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances, and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. No statements of objections have been received, although the Company believes that it is likely that a statement of objections will be issued.

The Company is cooperating with the investigations. For the year ended December 31, 2004, the Company incurred $959 in legal fees and expenses in relation to this matter and has established a reserve that it considers appropriate in the circumstances.

Management believes that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on the Company’s overall operations or financial condition, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized.

Governmental Investigation—Australia

In August 2004, the Company’s Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission stating that the Commission is aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were let by and on behalf of certain Australian government agencies. The Commission’s notice identified 12 other companies that are alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia has produced records in response to this notice. No legal proceedings have been commenced, however, if the investigation does result in legal proceedings, this could expose SIRVA Australia to pecuniary penalties and other civil remedies. The Company is cooperating with the investigation, but does not know when it will be completed. As of the date of this report, the Company understands that the matter is still being investigated by the Commission. For the year ended December 31, 2004, the Company incurred $321 in legal fees and expenses in relation to this matter.

Management believes that, based on information currently available, the outcome of the Australian antitrust investigation will not have a material adverse impact on the Company’s overall operations or financial condition, although there can be no assurance that it will not. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time and an estimate of probable loss or range of probable loss cannot currently be made. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized.

Securities Class Action

In November 2004, two purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against the Company and certain of the Company’s current and former officers and directors. Titled Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, and Hiatt v. SIRVA, Inc., et al., No. 04-CV-7532, both complaints purported to be brought on behalf of all those who acquired the Company’s common stock between November 25, 2003 and November 9, 2004. On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit. On March 29, 2005, the court appointed Central Laborers’ Pension Fund lead plaintiff in the remaining case, and approved its choice of counsel, Milberg Weiss Bershad & Schulman LLP, as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint, retaining the same class period, and alleging, among other things, that defendants had made false and misleading statements in certain SEC filings, including the Prospectuses to its initial and secondary public offerings, and press releases. The statements subject to the complaint generally relate to the Company’s insurance claims reserves, European operations, and restatement accounts and are said to constitute violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks unspecified damages. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (“Amended Complaint”), a corrected version of which was filed on October 19, 2005. The Amended Complaint adds ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the initial and secondary public offerings, SIRVA’s independent registered public accounting firm and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint extends the class period, purporting to be brought on behalf of all those who acquired the Company’s common stock between November 25, 2003 and January 31, 2005. It retains all causes of action contained in the prior Complaint and adds a new claim against SIRVA’s controlling shareholder for violation of Section 20A of the Securities Exchange Act of 1934. The Amended Complaint also contains additional allegations relating to the following areas: SIRVA’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in its European operations, insurance reserves, financial forecasting and internal controls. The case is in the preliminary stages, the outcome is not predictable at this time, and the Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, the Company has not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations or financial condition. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

Dr. Richard Bassin filed a Complaint on February 17, 2005 against SIRVA and certain of its directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. Bassin v. SIRVA, Inc., et al., No. 05 L 120 (the “Bassin case”). The Complaint alleges facts similar to the Central Laborers’ case. On April 28, 2005, all defendants in the Bassin case filed a joint removal petition in the United States District Court for the Southern District of Illinois under the Securities Law Uniform Standards Act (“SLUSA”), 15 U.S. C. § 77v.(a). Bassin v. SIRVA, Inc., et al., No. 05-314-GPM. Plaintiffs subsequently filed a motion to remand the case to state court. Defendants later filed a motion to transfer the case to the Northern District of Illinois under 28 U.S. C. § 1404. On October 7, 2005, counsel for the plaintiff withdrew its motion to remand, and counsel for all parties notified the Court of an agreement to transfer the Bassin case to the United States District Court of the Northern District of Illinois. The case is in the preliminary stages, the outcome is not predictable at this time, and the Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, the Company has not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations or financial condition. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

Other

The Company is involved from time to time in other routine legal matters incidental to its business, including lawsuits relating to conduct of its agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While it may be liable for damages or suffer reputational harm from litigation, the Company believes that legal proceedings will not have a material adverse effect on its financial position or results of operations.

SEC Investigation

In February 2005, the Company received notice of an informal inquiry from the SEC related to its January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. The Company is cooperating with the investigations.

(b) Environmental Matters

Environmental Cleanup Proceedings

The Company has been named as a PRP in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, it is estimated that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. The Company is not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if it is named as a PRP in other proceedings.

(c) Purchase Commitments

Purchase commitments at December 31, 2004 and 2003 consisted of the following:

	2004	2003
IT outsourcing agreements	$138,026	$154,228
Software licenses, transportation equipment and other	6,282	8,098
	$144,308	$162,326

On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide selected outsourcing services for the Company’s domestic information systems infrastructure, including data center operations and telecommunications and certain application software development. At December 31, 2004, the remaining purchase commitments to Covansys and ACS were $138,026. Effective November 1, 2005, the Company entered into a Fourth Amendment to its Agreement for Outsourcing Services with Covansys and ACS (“Amended Outsourcing Agreement”). The Amended Outsourcing Agreement, among other items, modifies the service levels provided by Covansys and ACS to the Company and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14,732 to $108,826 as of the same date.

(24)   Financial Instruments

The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. Except for certain convertible securities held by the Company’s insurance subsidiary, the Company does not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. Interest rate swap agreements and foreign exchange instruments with the Company’s credit agreement banks are borrower obligations under the credit agreement; hence, such agreements and instruments are secured and guaranteed.

(a) Interest Rate Instruments

The Company enters into interest swap agreements to manage its exposure to changes in interest rates. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense.

In 2003, the Company restructured the senior credit facility in a manner that constituted a termination event. At that time, the Company recorded interest expense of $1,308 to recognize the unrealized loss on swap agreements. In 2004, the Company recorded interest income of $678 to recognize a reduction of the unrealized loss to $619. The December 2004 amendment to the senior secured credit facility did not constitute a termination event.

Derivative gains or losses included in accumulated other comprehensive loss are reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2004, 2003 and 2002, $2,513, $2,993 and $4,449, respectively, were reclassified as interest expense. During the years ended December 31, 2004, 2003 and 2002, $0 of expense, $28 of expense and $64 of income, respectively, were recognized in earnings for ineffectiveness relating to cash flow hedges. The Company estimates that derivative gains of $1,860 included in accumulated other comprehensive loss at December 31, 2004 will be reclassified into earnings during the next 12 months. The following is a recap of each agreement at December 31, 2004:

	Agreement 1	Agreement 2	Agreement 3	Agreement 4
Notional amount	$60.0 million	$60.0 million	$40.0 million	$20.0 million
Fixed rate paid	3.10%	2.89%	2.43%	2.44%
Variable rate received	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006	April 2005	April 2005

In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or mortgage loan inventory, the Company enters into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors, through mandatory forward sales of mortgage-backed securities (“MBS”), and by purchasing call options on United States Treasury Futures. Forward sales of MBS, purchasing Treasury Call options and IRLCs issued on residential mortgage loans in the Company’s pipeline intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For IRLCs, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the Treasury Call options, the fair value is measured utilizing the Black-Scholes pricing model. No gains or losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, the Company had $78,895 of closed mortgage loans held in inventory of which $12,976 were unsold conforming loans that were economically hedged by forward sales of MBS. In addition, at December 31, 2004, the Company had short-term IRLCs of $81,671, of which $44,651 were economically hedged by forward sales of MBS. At December 31, 2004, the Company had forward contracts to sell MBS that amounted to $57,000 for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2004, the Company owned call options on United States Treasury futures with a notional amount equal to $12,500 for the purpose of economically hedging the committed pipeline that contains a float down option of the interest rate.

(b) Foreign Exchange Instruments

From time to time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the Australian dollar, British pound sterling, and Euro. The contract amount of foreign currency forwards was $47,986 and $20,706 at December 31, 2004 and 2003, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $70, $2,127 and $142 of losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2004, 2003 and 2002, respectively, as a component of general and administrative expense.

(c) Convertible Bond Instruments

The Company held various debt securities with convertible features in the available-for-sale investment portfolio of its insurance operations. The value of the conversion feature is bifurcated from the value of the underlying bond. Changes in fair value of the bifurcated feature are recorded in current period earnings. During the years ended December 31, 2004, 2003 and 2002, $746, $1,880 and $700 of gains, respectively, from increases in the fair market value of these instruments were recorded in earnings as a component of operating revenues. After October 1, 2004, the Company now classifies any newly purchased convertible debt securities as trading.

(d) Relocation Receivable Securitization

In June 2004 the Company implemented a program to sell certain receivables generated by SIRVA Relocation, LLC (“SIRVA Relocation”), a relocation services subsidiary, to independent third-party financial institutions. SIRVA Relocation and ERC sell (transfer) receivable portfolios to a wholly owned special purpose vehicle, SIRVA Relocation Credit, LLC (“SRC”). The receivables are primarily home equity advances and other payments made on behalf of transferees and corporate clients. The loans are evidenced by promissory notes executed by the transferees and supported by the underlying value of the transferees’ properties and contract arrangements with corporate clients. The loans generally are due within 180 days or upon the earlier sale of the underlying property. The sales are governed by a Receivables Sale Agreement (the “Relocation Receivables Agreement”). The Relocation Receivables Agreement was amended on December 23, 2004 in connection with the acquisition of ERC to include home equity advances and other related trade receivables generated by ERC, increase the amount of the facility from $55,000 to $200,000, add an additional purchaser and extend the maturity of the facility to three years.

At each sale transaction, SRC transfers its ownership in all of its receivables on a non-recourse basis to the third-party financial institutions in exchange for (1) a cash advance (equal to 85% of eligible receivables), and (2) a retained interest (representing 15% of the eligible balance plus 100% of the ineligible balances). The 85 percent interest in the eligible receivables sold under these arrangements is excluded from the Consolidated Balance Sheet. As of December 31, 2004, the Company sold $330,387 of accounts receivable through its Receivables Securitization Program and obtained proceeds of $258,660. On

December 23, 2004, the Company’s acquisition of ERC provided $94,679 in proceeds from the sale of $123,664 of receivables.

The Receivables Securitization Program is accounted for as sales of financial assets according to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates and economic conditions. The key assumptions used to estimate fair value include the discount rate (approximately 5%), the expected weighted-average life of the underlying receivable (approximately two months) and anticipated credit losses (which have been immaterial based on historical experience). At December 31, 2004, the interests retained in the transferred receivables carried at amounts that approximate fair value totaled $38,564. The loss on transfer to the independent third-party financial institution was $225. An immediate 20% increase in the discount rate would reduce the fair value of the retained interests at December 31, 2004 by approximately $64 and increase the expected credit losses by an immaterial amount.

Under the terms of the Relocation Receivables Agreement, SIRVA Relocation and ERC are responsible for servicing the receivables during their life, including administration and collection of the receivables, on behalf of the financial institutions. Fees are paid to SIRVA Relocation by SRC at the rate of 0.6 percent of the transferred receivables. The fees are considered adequate compensation for the services involved as they approximate the costs of providing the services. Accordingly, no servicing asset or liability is recorded. The table below summarized certain cash flows received from and paid to the special purpose subsidiary for the year ended December 31, 2004.

Balance from securitizations on January 1, 2004	$—
Proceeds from new securitizations during 2004	258,660
Net collections paid to purchasers during 2004	153,381
Balance from securitizations on December 31, 2004	$105,279

The Relocation Receivables Agreement for the securitization program was further amended with effective dates of March 31, May 31, July 1, September 30 and November 14, 2005. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events and modified certain terms and processes related to the determination of eligible receivables and employers.

(25)   Earnings Per Share

A reconciliation of reported income from continuing operations to income available to common stockholders and a reconciliation of basic to diluted weighted average common shares for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	Restated 2003	Restated 2002
Income from continuing operations	$(35,253)	$15,963	$37,594
Less preferred share dividends	—	(1,901)	(3,609)
Income from continuing operations available to common stockholders	$(35,253)	$14,062	$33,985
Basic weighted average common shares outstanding	72,121,950	58,104,742	51,712,625
Assumed conversion of stock options and awards	—	2,829,126	119,611
Diluted weighted average common shares outstanding	72,121,950	60,933,868	51,832,236

The incremental shares from assumed conversions are included in computing the 2003 and 2002 diluted share amounts for discontinued operations even though they are antidilutive. This is because the control number (income from continuing operations) was income, not a loss.

Options to purchase 132,500 shares of common stock were outstanding during 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 4,050,523 shares for the year ended December 31, 2004 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

(26)   Operating Segments

In determining reportable segments, the Company periodically reviews several qualitative and quantitative factors associated with its operating segments. These factors include management reporting, organizational structure, operating revenues, income from continuing operations, assets, customers, services, operating margins and other economic characteristics. Reflecting the increasing importance that the Relocation business plays in the Company’s overall financial performance, the Company has reorganized its management structure and beginning in the fourth quarter of 2004, will report its results in the following five reportable segments—1) Global Relocation Services, 2) Moving Services North America, 3) Moving Services Europe and Asia Pacific, 4) Network Services and 5) Corporate. Moving Services Europe and Moving Services Asia Pacific are separate operating segments. However, given their similar economic characteristics, services provided, processes, types of customers, methods of service delivery, regulatory environments and meeting certain quantitative thresholds, the Company has concluded these two operating segments should be combined into a single reportable segment, Moving Services Europe and Asia Pacific. The table below summarizes the components of the Company’s previous reportable segments and its new reportable segments.

Previous Segment	Business Unit	New Segment	Business Unit
Relocation Solutions North America	Relocation Services North America	Global Relocation Services	Relocation Services North America
Relocation Solutions North America	Moving Services North America	Global Relocation Services	Relocation Services Europe
Relocation Solutions North America	Special Products	Global Relocation Services	Relocation Services Asia Pacific
Relocation Solutions Europe and Asia Pacific	Moving Services Europe	Moving Services North America	Moving Services North America
Relocation Solutions Europe and Asia Pacific	Relocation Services Europe	Moving Services North America	Special Products
Relocation Solutions Europe and Asia Pacific	Moving Services Asia Pacific	Moving Services Europe and Asia Pacific	Moving Services Europe
Relocation Solutions Europe and Asia Pacific	Relocation Services Asia Pacific	Moving Services Europe and Asia Pacific	Moving Services Asia Pacific
Network Services	Insurance Services	Network Services	Insurance Services
Network Services	Client Services	Network Services	Client Services
Corporate	Corporate	Corporate	Corporate

As discussed in Note 4, Discontinued Operations, prior segment Transportation Solutions and certain of the specialized transportation components of the Company’s Moving Services North America and Moving Services Europe and Asia Pacific segments will be disposed of. Their results are included as discontinued operations in the consolidated financial statements for all periods presented. As part of the classification of these businesses as discontinued operations, general corporate overhead expenses, which were previously allocated to these businesses but will remain after their disposal, have been reclassed to other segments in the consolidated financial statements for all periods presented.

Global Relocation Services:   The Company offers a comprehensive suite of relocation solutions to thousands of corporate and government customers around the world. It offers a wide variety of employee relocation services including the sale of employees’ homes, movement of their household goods, purchase of their new homes and provision of destination services. These relocation solutions are provided by a team of over 1,000 employees around the world and a network of agents and other service providers.

Moving Services North America:   The Company provides moving services through its proprietary branded network of 735 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. It acts as a network manager for its agents, providing, among other things, brand management, load optimization, billing, collection and claims handling.

Moving Services Europe and Asia Pacific:   The Company provides moving services through a combination of company-operated locations, its proprietary agent network, and its network of affiliated preferred providers in the United Kingdom, continental Europe and the Asia Pacific region.

Network Services:   The Company offers a variety of services for truck drivers, fleet owners and agents, both inside and outside its network. Services offered include insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, it offers a suite of services including fuel, cell phone, tire services, legal assistance and retirement programs to the members of NAIT. At December 31, 2004, the association had approximately 32,000 owner operator members.

Corporate:   This segment contains costs associated with corporate governance activities that are not allocated to the other four operating segments. These costs include board of director expenses, stock compensation expenses, Sarbanes-Oxley compliance costs and other costs of a corporate nature.

The tables below represent information about operating revenues and operating income (loss) from continuing operations, as well as, depreciation and amortization and total assets for all operations by segment at and for the years ended December 31, 2004, 2003 and 2002:

December 31, 2004:	Operating Revenues	Depreciation and Amortization(1)	Operating Income (Loss) From Continuing Operations	Total Assets(2)
Global Relocation Services	$1,465,553	$8,352	$27,407	$598,953
Moving Services North America	1,311,124	10,975	32,779	431,225
Moving Services Europe and Asia Pacific	482,791	20,078	8,005	451,108
Network Services	210,810	5,466	(61,156)	251,600
Corporate	—	—	(10,738)	—
Total Continuing Operations	$3,470,278	44,871	$(3,703)	1,732,886
Discontinued Operations		5,278		60,211
Total SIRVA Consolidated		$50,149		$1,793,097

December 31, 2003:	Restated Operating Revenues	Restated Depreciation and Amortization(1)	Restated Operating Income (Loss) From Continuing Operations	Restated Total Assets(2)
Global Relocation Services	$993,194	$6,035	$18,495	$358,183
Moving Services North America	1,222,389	11,526	37,853	435,725
Moving Services Europe and Asia Pacific	401,514	17,349	29,727	408,552
Network Services	169,489	3,890	33,838	276,733
Corporate	—	—	(4,592)	—
Total Continuing Operations	$2,786,586	38,800	$115,321	1,479,193
Discontinued Operations		9,313		103,740
Total SIRVA Consolidated		$48,113		$1,582,933

December 31, 2002:	Restated Operating Revenues	Restated Depreciation and Amortization(1)	Restated Operating Income (Loss) From Continuing Operations
Global Relocation Services	$457,210	$4,265	$10,137
Moving Services North America	1,162,336	11,860	34,545
Moving Services Europe and Asia Pacific	350,198	15,395	24,747
Network Services	127,625	3,118	22,259
Corporate	—	—	(1,299)
Total Continuing Operations	$2,097,369	34,638	$90,389
Discontinued Operations		9,621
Total SIRVA Consolidated		$44,259

(1)          Depreciation and amortization is composed of depreciation, goodwill amortization (prior to January 1, 2002), intangibles amortization and deferred agent contract amortization.

(2)          Total assets by segment are specific assets such as trade receivables and property and equipment. Total assets also included allocated assets such as computer hardware and software, contracts receivable associated with equipment sales, deferred taxes, goodwill and intangible assets.

Specified items related to segment assets for the years ended December 31, 2004, 2003 and 2002 are:

	2004	2003	2002
Capital Expenditures:
Global Relocation Services	$3,040	$3,463	$1,480
Moving Services North America	6,425	5,302	6,208
Moving Services Europe and Asia Pacific	20,760	11,480	17,476
Network Services	3,166	4,169	1,643
Total Continuing Operations	33,391	24,414	26,807
Discontinued Operations	2,063	4,169	6,655
Total SIRVA Consolidated	$35,454	$28,583	$33,462

Operating revenues and long-lived asset information by geographic area at and for the years ended December 31, 2004, 2003 and 2002 are:

	2004		2003		2002
			Restated	Restated	Restated
	Operating Revenues	Long-lived Assets	Operating Revenues	Long-lived Assets	Operating Revenues
United States	$2,908,228	$458,800	$2,318,369	$459,513	$1,696,408
Foreign	562,050	323,255	468,217	311,827	400,961
Total Continuing Operations	$3,470,278	$782,055	$2,786,586	$771,340	$2,097,369

Foreign revenue is based on the country in which the sales originated, principally in the United Kingdom, continental Europe and Australia. Long-lived assets are composed of property and equipment, net and goodwill and intangible assets, net.

(27)   Restructuring Expense

Transportation Solutions:   In June 2001, the Transportation Solutions operating segment established a plan to exit the parts center business. The restructuring charges associated with this plan included severance and employee benefit costs for 293 employees, and lease termination and asset impairment costs to shut down and exit the parts center business by the end of 2001. Due to lease terms, certain facility lease payments will continue through September 2005.

United Kingdom:   In connection with the Disposal Plan described in Note 4, and declining business volumes in the United Kingdom, the Company will restructure its functional support areas to rescale resources to meet/match the needs of the ongoing operations and business environment. Seventy-two employees have been identified as part of a workforce reduction, primarily in the United Kingdom. The Company accrued $1,522 for the severance benefits it will pay these affected employees. In addition, a U.K. office facility housing elements of the Company’s European functional support team was exited as of September 30, 2004, prior to its lease termination date. As a result, the Company recorded a lease accrual of $927. As these costs were not directly related to the discontinued businesses, the charges were recorded in ongoing operations as components of restructuring expense. In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations, prior to their lease termination dates. As a result, the Company recognized a $367 lease accrual as a component of restructuring expense.

Scanvan:   In conjunction with the June 2003 acquisition of Scanvan, the Company initiated a restructuring plan which included terminating certain employees and exiting two facilities. Severance charges were $1,160 and involved 41 employees, while the facility lease accrual was $312 and various other charges were $452. The associated restructuring plan costs were considered to be liabilities assumed in a business combination and were included in the allocation of the purchase price. Accordingly, they were included in Scanvan goodwill and not expensed to the consolidated statements of operations.

The restructuring accrual balance was $2,612 at December 31, 2004. Due to facility lease terms, remaining payments will be made through December 2005. All severance and benefit payments will be made through December 2005. The balances below are recorded primarily in other current liabilities on the consolidated balance sheets, with the exception of $248 recorded in unearned premiums and other deferred credits at December 31, 2004, 2003 and 2002. The following tables provide details of the restructuring accrual activity associated with continuing operations for the years ended December 31, 2004, 2003 and 2002:

	Restated
	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,	Current
	2003	Charge	Payments	Adjustments	2004	Liabilities
Transportation Solutions
Facility lease accruals	$392	$—	$(174)	$—	$218	$218
Total TS	392	—	(174)	—	218	218
United Kingdom
Severance and employee benefits	—	1,522	(434)	55	1,143	1,143
Facility lease accruals	—	1,294	(393)	37	938	938
Total United Kingdom	—	2,816	(827)	92	2,081	2,081
Scanvan
Severance and employee benefits	1,042	—	(803)	11	250	250
Facility lease accruals	312	—	(251)	2	63	63
Other	358	—	(195)	(163)	—	—
Total Scanvan	1,712	—	(1,249)	(150)	313	313
Total	$2,104	$2,816	$(2,250)	$(58)	$2,612	$2,612

					Restated
	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,	Current
	2002	Charge	Payments	Adjustments	2003	Liabilities
Transportation Solutions
Facility lease accruals	$514	$—	$(122)	$—	$392	$392
Total TS	514	—	(122)	—	392	392
Scanvan
Severance and employee benefits	—	1,160	(119)	—	1,041	1,041
Facility lease accruals	—	312	—	—	312	312
Other	—	452	(38)	(55)	359	359
Total Scanvan	—	1,924	(157)	(55)	1,712	1,712
Total	$514	$1,924	$(279)	$(55)	$2,104	$2,104

	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,
	2001	Charge	Payments	Adjustments	2002
Transportation Solutions
Severance and employee benefits	$40	$—	$(40)	$—	$—
Facility lease accruals and other	2,197	—	(741)	(942)	514
Total	$2,237	$—	$(781)	$(942)	$514

Other adjustments were due to currency impacts and modifications to the original plan.

During the year ended December 31, 2002, the Transportation Solutions restructuring accrual was reduced by $942, when the Company was able to sublease certain facilities earlier than originally estimated. This reduction in expense was recorded in loss on discontinued operations.

(28)   Asset Impairment and Other Charges

For the year ended December 31, 2004, the Company recognized $3,200 of costs within its Global Relocation Services segment to establish and expand its relocation receivable securitization facility. In addition, the Company recognized an asset impairment charge of $571 related to the Fleet Service business unit and a goodwill impairment charge of $66,411 related to the U.S. insurance operations within the Network Services segment (see Note 10).

For the year ended December 31, 2003, the Company recognized no asset impairment and other charges.

For the year ended December 31, 2002, the Company incurred $4,658 of expenses related to the SIRVA headquarters move. These costs consisted of a facility lease accrual of $2,756 as the Company ceased using the previous headquarters facility prior to the lease expiration; site repairs, cleaning, utilities and other costs associated with the previous facility of $1,175; and office moving and other costs associated with preparing the new facility of $727. These expenses were recognized within the Moving Services North America, Network Services and Global Relocation Services segments in the amount of  $3,787, $829 and $42, respectively.

For the year ended December 31, 2002, the Company incurred $7,092 of software impairment charges. In the fourth quarter of 2002, it became clear that the forecasted growth in the Company’s specialized transportation business unit that had been central to its previous information technology (“IT”) investment decision was not expected to be as significant as originally anticipated. As a consequence, the Company made a decision to change its IT implementation strategy and scale back future IT investment in these operations. Accordingly, in December 2002 the Company wrote off costs capitalized in relation to those modules that had been purchased but would no longer be implemented. This expense is included in loss on discontinued operations.

(29)   Curtailment and Other Gains

For the year ended December 31, 2004, curtailment and other gains were $7,027, comprised of gains from the sale of buildings and properties. On March 25, 2004, the Company sold its long leasehold interest in a parcel of land at its Edinburgh, Scotland facility for $2,740 in proceeds resulting in a gain of $2,626. On June 16, 2004, the Company sold land in Leicester, England for $969 in proceeds resulting in a gain of $289. On June 30, 2004, the Company sold a fleet services maintenance facility in Fontana, California for $2,550 in proceeds, resulting in a gain of $1,127. On August 28, 2004, the Company sold vacant property in London, England for $4,033 in proceeds resulting in a gain of $2,396. On October 8, 2004, the Company sold land in Aylesham, England for $1,012 in proceeds resulting in a gain of $589. These gains were recorded with the Moving Services Europe and Asia Pacific and Network Services segments in the amount of $5,900 and $1,127, respectively. Each of these sales were in conjunction with the Company’s ongoing plan to rationalize the infrastructure and expense base of its operations to fund incremental investments in sales, marketing and other strategic capabilities that will enable future growth.

For the year ended December 31, 2003, curtailment and other gains were $3,772, comprised of gains on the sales of property and changes to employee benefit plans. On September 30, 2003, the Company sold property in Sydney, Australia for $3,472 in proceeds resulting in a gain of $1,808. On December 19, 2003, the Company sold its investment in its Australia Post joint venture for $1,108 in proceeds resulting in a gain of $764. Gains from these sales were recorded in the Moving Services Europe and Asia Pacific segment. In 2003, changes in policies related to postemployment long-term disability benefits and employee benefits related to compensated absences resulted in gains of $573 and $627, respectively. These curtailment gains and cost reductions due to employee benefit changes were recognized within the Moving Services North America and Network Services segments in the amount of  $919 and $281, respectively. In addition, a $2,155 reduction in benefit costs was recorded in discontinued operations related to these benefit plan changes.

For the year ended December 31, 2002, curtailment and other gains were $6,630 comprised of gains due to changes in employee benefits and from the sale of a business. During 2002, the U.S. pension plan was frozen and retiree medical benefits were reduced resulting in a pension and retiree medical curtailment gain of $3,623 (see Note 17). These curtailment gains were recognized within Moving Services North America, Network Services and Global Relocation Services segments in the amount of  $2,914, $666 and $43, respectively. In addition, a $3,747 curtailment gain related to these benefit plan changes was recorded in discontinued operations. On December 28, 2002, the Company sold its U.K. Pickford Vanguard industrial moving business for $5,094 in proceeds ($2,349 in cash and $2,745 in a note receivable) resulting in a gain of $3,007 within Moving Services Europe and Asia Pacific. This transaction was not recorded as a discontinued operation because the business was not considered a component of the Company as its operations and cash flows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  2002 operating losses for the disposed entity were $2,573.

(30)   Related Party Transactions

At December 31, 2004, Fund V and Fund VI, which are private investment funds managed by CD&R, owned approximately 23.1% and 9.6% of the Company’s outstanding common stock, respectively. Of the eleven members of the Company’s Board of Directors on December 31, 2004, two are principals of Clayton, Dubilier & Rice, Inc.

The Company, NAVL and CD&R have a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. For the years ended December 31, 2004, 2003 and 2002, such fees were $1,140, $1,000 and $1,375, respectively, and were included as a component of general and administrative expense. At December 31, 2004 and 2003, related CD&R payables were $529 and $0, respectively.

NAVL guaranteed loans to a third-party lender in an aggregate principal amount of $1,254 at December 31, 2003, to various members of management, including one of the Company’s executive officers. The loans were used to invest in SIRVA. NAVL would have become liable for such amounts in the event that a member of management failed to repay the principal and interest when due. These loans were scheduled to mature in July 2004, except for the loan to one of the Company’s executive officers, which was to mature in May 2004, and bore interest at the prime rate plus 1.0%. All loans have been repaid. The loans were made prior to the passage of the Sarbanes-Oxley Act. Subsequent to its passage, the Company adopted a policy that prohibited it or any of its subsidiaries from making loans to or guaranteeing loans of directors and executive officers.

On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing services with Covansys and ACS to provide selected outsourcing services for the Company’s information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as 16.6% of its outstanding common stock is beneficially owned by Fund VI. The Company paid $9,676, $7,966 and $2,997, respectively, under this arrangement for the years ended December 31, 2004, 2003 and 2002, respectively, which were recorded as a component of general and administrative expense. At December 31, 2004 and 2003, related Covansys payables were $737 and $275, respectively. Effective November 1, 2005, the Company entered into a Fourth Amendment to its Agreement for Outsourcing Services with Covansys and ACS (“Amended Outsourcing Agreement”). The Amended Outsourcing Agreement, among other items, modifies the service levels provided by Covansys and ACS to the Company and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14,732 to $108,826 as of the same date.

On October 30, 2004, the Company sold its High Value Products Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group will continue to represent and support the Company’s household goods moving services business. In addition, the Company will provide certain transition services such as IT systems support to Specialized Transportation Agent Group for a period of one year following the close of the sale transaction for which the Company will be reimbursed. For the year ended December 31, 2004, the Company recorded reimbursements of $1,804 primarily related to IT services, trailer sub-leases, facility sub-leases and miscellaneous other fees as a component of other direct expense and general and administrative expense. At December 31, 2004, the outstanding receivable balance related to these reimbursements was $1,704.

(31)   Summary of Quarterly Operating Results (Unaudited)

Select quarterly financial information has been restated to reflect adjustments discussed in Note 2 to the Company’s previously reported financial information on Form 10-Q for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004, as well as quarterly information contained in the 2003 Form 10-K for the three months ended March 31, June 30, September 30 and December 31, 2003.

	Restated First Quarter	Restated Second Quarter	Restated Third Quarter	Fourth Quarter
2004
Operating revenues	$614,477	$912,005	$1,113,973	$829,823
Gross margin	$80,269	$120,652	$126,115	$93,712
Operating income from continuing operations	$2,579	$30,847	$43,262	$(80,391)
Debt extinguishment expense	$—	$565	$—	$1,204
Interest expense	$6,275	$6,267	$6,083	$6,821
Income (loss) from continuing operations	$(1,894)	$16,420	$25,039	$(74,818)
(Loss) from discontinued operations	$(1,326)	$(250)	$(16,751)	$(14,573)
Net income (loss)	$(3,220)	$16,170	$8,288	$(89,391)
Basic income (loss) per share—continuing operations	$(0.03)	$0.23	$0.34	$(1.02)
Basic (loss) per share—discontinued operations	$(0.02)	$(0.00)	$(0.23)	$(0.20)
Basic net income (loss) per share	$(0.05)	$0.23	$0.11	$(1.22)
Diluted income (loss) per share— continuing operations	$(0.03)	$0.21	$0.33	$(1.02)
Diluted (loss) per share—discontinued operations	$(0.02)	$(0.00)	$(0.22)	$(0.20)
Diluted net income (loss) per share	$(0.05)	$0.21	$0.11	$(1.22)

	Restated First Quarter	Restated Second Quarter	Restated Third Quarter	Restated Fourth Quarter
2003
Operating revenues	$510,294	$681,585	$923,849	$670,858
Gross margin	$75,653	$94,104	$126,734	$96,410
Operating income from continuing operations	$12,654	$22,180	$57,424	$23,063
Debt extinguishment expense	$—	$—	$—	$37,588
Interest expense	$13,524	$13,516	$14,344	$13,003
Income (loss) from continuing operations	$(560)	$5,671	$29,025	$(18,173)
Income (loss) from discontinued operations	$(1,590)	$(1,145)	$(981)	$2,220
Net income (loss)	$(2,150)	$4,526	$28,044	$(15,953)
Basic income (loss) per share—continuing operations	$(0.03)	$0.08	$0.51	$(0.29)
Basic income (loss) per share—discontinued operations	$(0.02)	$(0.02)	$(0.02)	$0.03
Basic net income (loss) per share	$(0.05)	$0.06	$0.49	$(0.26)
Diluted income (loss) per share— continuing operations	$(0.03)	$0.08	$0.48	$(0.29)
Diluted (income) loss per share—discontinued operations	$(0.02)	$(0.02)	$(0.02)	$0.03
Diluted net income (loss) per share	$(0.05)	$0.06	$0.46	$(0.26)

	As Previously Reported(1)	Restated
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004
Operating revenues	$430,026	$614,477
Gross margin	92,046	80,269
Net income (loss)	6,423	(3,220)
Basic net income (loss) per share	$0.09	$(0.05)
Diluted net income (loss) per share	$0.09	$(0.05)

	As Previously Reported(1)	Restated
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004
Operating revenues	$569,681	$912,005
Gross margin	117,609	120,652
Net income	17,536	16,170
Basic net income per share	$0.25	$0.23
Diluted net income per share	$0.23	$0.21

	As Previously Reported(1)	Restated
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2004
Operating revenues	$710,694	$1,113,973
Gross margin	126,308	126,115
Net income	9,101	8,288
Basic net income per share	$0.12	$0.11
Diluted net income per share	$0.12	$0.11

	As Previously Reported(1)	Restated
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003
Operating revenues	$378,376	$510,294
Gross margin	75,754	75,653
Net loss	(1,467)	(2,150)
Basic net loss per share	$(0.05)	$(0.05)
Diluted net loss per share	$(0.05)	$(0.05)

	As Previously Reported(1)	Restated
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2003
Operating revenues	$480,077	$681,585
Gross margin	93,177	94,104
Net income	6,212	4,526
Basic net income per share	$0.09	$0.06
Diluted net income per share	$0.09	$0.06

	As Previously Reported(1)	Restated
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003
Operating revenues	$632,731	$923,849
Gross margin	122,856	126,734
Net income	26,165	28,044
Basic net income per share	$0.46	$0.49
Diluted net income per share	$0.43	$0.46

	As Previously Reported(1)	Restated
	Three Months Ended December 31, 2003	Three Months Ended December 31, 2003
Operating revenues	$457,568	$670,858
Gross margin	97,211	96,410
Net loss	(11,960)	(15,953)
Net loss per share—basic	$(0.19)	$(0.26)
Net loss per share—diluted	$(0.19)	$(0.26)

(1)          Adjusted for reclassification of discontinued operations

The following narrative includes descriptions of the significant unusual items impacting operating income from continuing operations.

In the first quarter of 2004, the Company sold its long-lived leasehold interest in a parcel of land at its Edinburgh, Scotland facility resulting in a gain of $2,626.

In the second quarter of 2004, the Company sold its fleet service maintenance location in Fontana, California resulting in a gain of $1,127. In conjunction with the Company’s secondary offering of its common stock shares, it incurred $1,189 of costs which were recorded as expense as the Company did not receive any of the proceeds. In addition, the Company paid a $400 premium and expensed $165 of debt issuance costs on the early retirement of $5,000 of its outstanding 13 3/8% senior subordinated notes.

In the third quarter of 2004, the Company sold vacant land in Park Royal, England resulting in a gain of $2,396. The Company incurred lease accruals of $1,487 on three U.K. properties which were vacated during the quarter and $596 of severance charges. Also during the quarter, the Company recorded $1,362 of expenses related to professional fees to comply with the Sarbanes-Oxley Act and recorded a $12,236 accrual for insurance loss reserves. In addition, the Company recorded $19,712 in impairment charges in connection with its Disposal Plan.

In the fourth quarter of 2004, the Company recorded $17,765 in pre-tax charges, which did not impact the restatement, related to fourth quarter operating activities or changes in estimates, as summarized below:

•       $6,276 related to updated information and analysis that indicated the need to further increase the loss reserves in the Company’s U.S. insurance business.

•       $2,698 of fees associated with the expansion of the securitization facility for the Company’s relocation related receivables.

•       $2,146 related to recent developments with respect to certain legal matters.

•       $2,240 write-off of a European receivable related to a previous asset sale due to an unanticipated obligor bankruptcy.

•       $1,799 for restructuring and other charges relating to the Company’s European operations.

•       $2,012 of corporate charges related to certain severance agreements.

•       $594 to impair certain non-insurance assets within the Company’s Network Services segment that were divested in the first quarter of 2005, and other miscellaneous items identified through the Company’s year-end review.

In addition, in the fourth quarter of 2004, the Company recorded $1,370 of expenses related to professional fees to comply with the Sarbanes-Oxley Act and wrote off $66,411 of goodwill related to its U.S. insurance group.

In the first quarter of 2003, the Company standardized certain employee benefit programs resulting in a reduction in accruals of $1,626.

In the second quarter of 2003, the Company incurred $1,185 of outside legal expense associated with the DOJ antitrust matter, recognized $1,396 of severance expense associated with reduced headcount actions, recorded $2,149 of stock compensation expense and reversed to income $1,377 of unclaimed accounts receivable credits.

In the third quarter of 2003, the Company sold its Sydney, Australia, facility resulting in a gain of $1,808.

In the fourth quarter of 2003, the Company standardized certain employee benefit programs resulting in a gain of $1,729, sold its minority interest in a joint venture resulting in a gain of $764 and incurred $1,182 of outside legal expense associated with the DOJ and European antitrust matters. In addition, the Company recognized $37,588 of debt extinguishment expense, consisting of $24,951 of bond tender premium on the 13 3/8 senior subordinated notes and a $12,637 write-off of deferred debt issuance costs on the prior senior credit facility and indenture and a $1,308 write-off of unrecognized interest rate hedging losses in connection with the debt refinancing.

(32)   Subsequent Events

On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit and on May 13, 2005, the lead plaintiff in the remaining case filed a “corrected” complaint. See Note 23 for a more detailed discussion.

On January 31, 2005, the Company entered into an amendment of a definitive agreement, dated December 22, 2004, among certain Company subsidiaries to sell all of the outstanding stock of each of the three companies (midiData Logistik GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated the Company’s Specialized Transportation—Europe (“STEU”) business. On February 1, 2005, the Company completed the disposition. See Note 4 for a more detailed discussion.

On February 17, 2005, Dr. Richard Bassin filed a Complaint against the Company and certain of its directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. See Note 23 for a more detailed discussion.

In February 2005, the Company received notice of an informal inquiry from the SEC related to its January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation.

Effective March 2005, as a result of the Board of Directors approval for the sale of the Company’s Fleet Service, Blanketwrap and Flatbed businesses, the assets and liabilities of these businesses will be reported as discontinued operations for all periods presented.

In March 2005, the Company completed the sale of its Fleet Service operation, part of its Network Services segment. See Note 4 for a more detailed discussion.

In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review).

In May 2005, the Company completed the sale of its Blanketwrap business, part of its Moving Services North America segment. See Note 4 for a more detailed discussion.

Effective June 1, 2005, TransGuard entered into a contract with Hannover and E & S Reinsurance, Ltd., reinsuring TransGuard’s net retention for all lines other than workers compensation. The contract was approved by the Illinois Department of Financial and Professional Regulation, Department of Insurance (“DOI”) on September 29, 2005 and the Company is in the process of commutation with Hannover for a final payment amount of $2.1 million.

On July 14, 2005, the Company executed a definitive agreement to sell its TS segment, part of its former Transportation Solutions segment, to NAL Worldwide LLC (NAL), an affiliate of Lake Capital Partners LP. On August 5, 2005, the Company completed the disposition. See Note 4 for a more detailed discussion.

In March 2005, the Company announced its intention to review strategic options with regard to its U.S. insurance related businesses. On September 21, 2005, the Company announced a definitive agreement to sell the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group to IAT Reinsurance Company Ltd. The transaction is expected to close prior to December 31, 2005. An affiliate of IAT will provide a cut-through endorsement for all lines of business, including worker’s compensation (excluding the small fleet program) to provide TransGuard’s customers with “A-” rated paper through closing of the transaction. See Note 4 for a more detailed discussion.

In August 2005, the Company completed the sale of its Flatbed truckload operations, part of its Moving Services North America segment. See Note 4 for a more detailed discussion.

SIRVA Worldwide executed a series of amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of March 28, July 1, September 30 and November 14, 2005. The Company expects that bank fees of approximately $5,700 associated with these amendments will be deferred and amortized over the life of the instruments. See Note 15 for a more detailed discussion.

On August 24, 2005, the Company was informed by the HM Revenue and Customs of the United Kingdom (“Inland Revenue”) that SIRVA UK Ltd. (formerly Pickfords Ltd.) had been assessed a tax in the amount of approximately $48,483 plus interest of approximately $18,583 relating to the accounting period June 26, 1999 to September 30, 1999. See Note 13 for a more detailed discussion.

Effective March 31, May 31, July 1, September 30 and November 14, 2005, the Relocation Receivables Agreement was amended. See Note 24 for a more detailed discussion.

On October 14, 2005, the Company entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell the Company’s Australian and New Zealand operations of Pickfords Records Management, part of the Company’s Moving Services Europe and Asia Pacific segment. See Note 4 for a more detailed discussion.

Effective November 1, 2005, the Company entered into a Fourth Amendment to its Agreement for Outsourcing Services with Covansys and ACS (“Amended Outsourcing Agreement”). The Amended Outsourcing Agreement, among other items, modifies the service levels provided by Covansys and ACS to the Company and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14,732 to $108,826 as of the same date.

SCHEDULE II

SIRVA, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004 and 2003 and 2002
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)		Balance at End of Period
2004:
Allowance for doubtful accounts	$21,786	$9,457	$—	$(6,401)		$24,842
Valuation allowance for deferred tax assets	$661	$3,297	$—	$—		$3,958
2003 (restated):
Allowance for doubtful accounts	$25,178	$4,621	$—	$(8,013)		$21,786
Valuation allowance for deferred tax assets	$646	$15	$—	$—		$661
2002 (restated):
Allowance for doubtful accounts	$24,232	$6,103	$1,078	$(6,235)		$25,178
Valuation allowance for deferred tax assets	$14,156	$435	$—	$(13,945	)(c)	$646

(a)           Primarily related to acquisitions

(b)          Primarily related to write-offs of accounts receivable, net of recoveries, and currency translation.

(c)           Primarily related to a decrease in the U.S. portion of the deferred tax asset valuation allowance due to a return to U.S. profitability in 2002.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present in all material respects the Company’s financial position, results of operations and cashflows for the periods presented in conformity with generally accepted accounting principles.

Internal Review by Management

The Company’s management conducted an internal review in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2004. This review was undertaken in connection with implementing procedures to comply with Section 404 of the Sarbanes-Oxley Act, the disappointing performance of the Company’s Insurance and European businesses in the third quarter of 2004, and as part of the Company’s year-end closing process. In January 2005, management substantially expanded its internal review and engaged FTI Consulting LLP, who have extensive financial experience and expertise in generally accepted accounting principles (“GAAP”), to supplement management’s efforts. Their combined effort was conducted under the direction of senior financial management with the oversight of the Audit Committee. This internal review covered all of the Company’s major business units globally, and included a review of its 2004 year-end balance sheets, as well as a review of numerous transactions, account reconciliations, and other relevant information. The results of the internal review provided the basis for management’s and the Board of Directors’ decision to restate the previously issued financial statements for the years 2002 and 2003, quarterly periods in 2003 and the first nine months of 2004.

As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of the Company’s Audit Committee, and in consultation with the Company’s independent registered public accounting firm, the Company has restated its audited consolidated financial statements for the years ended December 31, 2002 and 2003, and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and all quarters in 2003. Notwithstanding the existence of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company believes that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and participation with management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring organizations of the Treadway Commission (“COSO”) entitled “Internal Control—Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses as of December 31, 2004:

1)               The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 12 below. This control deficiency contributed to the material weaknesses discussed in items 2 to 14 below and the resulting restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004, as well as audit adjustments to the 2004 financial statements.

2)               The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and

(2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in items 3 to 14 below and the resulting restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

3)               The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to evaluate and accurately record lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, and the amortization expense over the remaining lease term for leasehold improvements, in conformity with generally accepted accounting principles affecting the following accounts: property, plant and equipment, deferred liabilities, rent expense, depreciation expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

4)               The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This primarily affected the following accounts: accounts receivables, deferred revenue, prepaid assets, property, plant and equipment, deferred tax assets and liabilities, goodwill, intangible assets, accounts payable, accrued liabilities, additional paid in capital, revenue, purchased transportation expense, other direct expense, amortization expense, general and administrative expenses, interest expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

5)               The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment.   Specifically, effective controls were not designed and in place to ensure that contracts were appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and an appropriate risk transfer analysis was performed in order to select the appropriate method of income recognition and the establishment of liabilities due to customers or re-insurers in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, prepaid assets, goodwill, accrued liabilities, revenue, commission income, other direct expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

6)               The Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment.   Specifically, the Company’s controls over the selection and application of accounting policies related to the timing of revenue recognition for corporate and referral fee revenue upon the closing date were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company’s controls over the selection of accounting policies relating to the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, were ineffective to ensure that such transactions were accounted for and presented in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, deferred revenue, properties held for resale, goodwill, accrued liabilities, revenue, other direct expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

7)               The Company did not maintain effective controls over the complete and accurate recording of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, and recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, general and administrative expenses, other income (expense), interest expense, and related disclosures. This control deficiency resulted in the restatement of the second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

8)               The Company did not maintain effective controls over the complete recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers in conformity with generally accepted accounting principles, affecting accounts payable, accrued liabilities, purchased transportation expense and general and administrative expenses. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

9)               The Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment.   Specifically, effective controls were not designed and in place to evaluate the collectibility of accounts receivable and accuracy of related allowance for doubtful accounts in conformity with generally accepted accounting principles, affecting the allowance for doubtful accounts, general and administrative expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

10)        The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles, affecting accrued liabilities, general and administrative expenses and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

11)        The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This primarily affected the following accounts: cash and cash equivalents, accounts receivable and the related allowance for doubtful accounts, prepaid assets, investments, goodwill, intangible assets, accrued revenue and expense, accounts payable, accrued liabilities, deferred credits, insurance reserves, long term debt, intercompany accounts, revenue, commission income, other direct expenses, general and administrative expenses, other income, income tax expense and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

12)        The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support or sufficient documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This primarily affected the following accounts: accounts receivable and allowance for doubtful accounts, unapplied cash, deferred revenue, deferred contract costs, property, plant and equipment, accrued liabilities, accounts payable, revenue, commission income, purchased transportation expense, other direct expenses, general and administrative expenses, other income and related disclosures. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

13)        The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, and intercompany confirmations and reconciliations were not completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This affected the following accounts: accounts receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expenses. This control deficiency resulted in the restatement of the Company’s interim and annual consolidated financial statements for 2002 and 2003, the first, second and third quarter financial statements for 2004 as well as audit adjustments to the 2004 financial statements.

14)        The Company did not maintain effective controls over spreadsheets.   Specifically, the Company failed to maintain effective version control and cell protection surrounding spreadsheets in accordance with established company policies for spreadsheet design. This primarily affected the following accounts: revenue and loss reserves within the Network Services segment.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represent a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in “Internal Control—Integrated Framework” issued by the COSO.

Management has excluded Executive Relocation Corporation (“ERC”) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. ERC is a wholly owned subsidiary whose total assets and total revenues represent 7.1% and 0.02%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

Procedures performed by management, outside counsel to the Audit Committee of the Board of Directors, our Independent Public Accounting Firm and the forensic accountants retained by such outside counsel have identified material weaknesses as described in Management’s Report on Internal Control Over Financial Reporting, and have suggested changes to our internal control over financial reporting, some of which the Company has begun to implement and others of which we intend to implement during the course of 2005 and 2006. The changes are designed to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting. Management has reviewed such internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that the deficiencies are material weaknesses in the Company’s internal control over financial reporting.

The Audit Committee of the Board of Directors has adopted certain remedial measures that are designed to improve the Company’s control environment and to address these material weaknesses (the “Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

a)               Taking significant actions to improve the control environment, starting with a clear statement of philosophy and expectations set by current senior management;

b)              Enhancing the corporate level compliance framework, an expansion of compliance programs in all major business and functional areas;

c)               Enhancing the formal Financial Disclosure Committee which assists the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of disclosures;

d)              Recruiting additional personnel trained in accounting and financial reporting under accounting principles generally accepted in the United States to enhance supervision with regard to, among other things, account reconciliations and documentation supporting entries into the Company’s financial systems;

e)               Implementing a formal training program for finance personnel;

f)                 Developing a specialized group, within the internal audit function, responsible for monitoring adherence to accounting policies;

g)               Establishing specific processes and controls and modifying others to provide reasonable assurance that reconciliations are performed as part of standardized procedures and reconciling items are reported on a periodic basis for timely resolution; and

h)              Revising certain key accounting procedures, including, but not limited to, reinsurance contract administration, facility leases and Intercompany transactions.

At the direction of, and in consultation with the Audit Committee, management currently is implementing certain of the above Remedial Measures and intends to implement the remaining Remedial Measures during the remainder of 2005 and in 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers.

Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of October 31, 2005.

Name	Age	Position
Brian P. Kelley	44	Director, President and Chief Executive Officer
James W. Rogers	55	Director, Chairman of the Board of Directors
Carl T. Stocker	61	Director, Vice Chairman of the Board of Directors and Lead Independent Director
Kathleen J. Affeldt	56	Director
Frederic (Jake) F. Brace	48	Director
Robert J. Dellinger	45	Director
General Sir Jeremy Mackenzie	64	Director
John R. Miller	67	Director (effective December 1, 2005)
Robert W. Nelson	65	Director (effective December 1, 2005)
Axel Rückert	59	Director
Richard J. Schnall	36	Director
Irving B. Yoskowitz	59	Director
Timothy P. Callahan	43	Senior Vice President, Global Sales
K. Allen Chan	52	President, Relocation Solutions—Asia Pacific
John M. Dupuy	49	Senior Vice President, Specialized Transportation and Corporate Development
Ralph A. Ford	59	Senior Vice President, General Counsel and Secretary
Douglas V. Gathany	49	Vice President, Treasurer
Michelle M. Guswiler	36	Senior Vice President, Marketing and Product Development
Ann M. Harten	44	Senior Vice President, Chief Information Officer (through November 11, 2005)
Michael B. McMahon	42	President, Moving Services North America
Ronald L. Milewski	54	Acting Chief Financial Officer
Kevin D. Pickford	48	President, European Operations
Robert J. Rosing	46	President, Global Relocation Operations
Todd W. Schorr	48	Senior Vice President, Human Resources
Dennis M. Thompson	46	Vice President, Corporate Controller
Lawrence A. Writt	48	President, Network Services

Brian P. Kelley became SIRVA’s President and Chief Executive Officer, and a director, in August 2002. From November 2001 until he joined our company, Mr. Kelley served as President of the Lincoln Mercury business of Ford Motor Company. Prior to joining Ford, where he also was a Vice President of Global Consumer Services from 1999 to 2001, Mr. Kelley was a senior executive for General Electric Company from 1994 to 1999. Mr. Kelley began his career at Procter & Gamble in 1983, where he was ultimately responsible for some of the company’s most recognized brand names. Mr. Kelley serves as a director of VWR International, Inc. Mr. Kelley received a Bachelor of Arts in economics from The College of Holy Cross.

James W. Rogers became a director of SIRVA in February 1999 and has served as the Chairman of the Board since November 1999. From April 2001 until August 2002, when Mr. Kelley joined our company, Mr. Rogers served as our President and Chief Executive Officer. Mr. Rogers is a principal of Clayton,

Dubilier & Rice, Inc., a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership, and a stockholder and director of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1998, Mr. Rogers was a Senior Vice President and a member of the Corporate Executive Council of General Electric Company. From 1995 to 1998, Mr. Rogers was President and Chief Executive Officer of GE Industrial Control Systems. Mr. Rogers is currently the Chairman and Chief Executive Officer and a director of VWR International, Inc. Mr. Rogers has a Bachelor of Arts in economics from Rutgers College.

Carl T. Stocker became a director of SIRVA in May 2000 and has served as Vice Chairman of the Board and Lead Independent Director since September 15, 2005. Mr. Stocker also serves as the chair of the Board’s Audit Committee. Since 1996, Mr. Stocker has owned and managed his own acquisition, investment and consulting company, CTS Enterprises, LLC. Prior to that time, he served as the chief financial executive of General Electric’s Industrial Systems business from 1990 to 1996 and the chief information executive from 1992 to 1996. He was also a member of General Electric’s Corporate Finance and Information Technology Councils during these same periods, and served as a senior integration leader for the Space Systems Division created by General Electric’s acquisition of RCA. He serves as a director of VWR International, Inc. Mr. Stocker graduated from Wright State University in 1970 after serving with the U.S. Army.

Kathleen J. Affeldt became a director of SIRVA in August 2002 and currently serves as chair of the Board’s Compensation Committee. Ms. Affeldt retired from Lexmark International in February 2003 where she had been Vice President of Human Resources since July 1996. She joined Lexmark when it became an independent company in 1991 as the Director of Human Resources. Ms. Affeldt began her career at IBM in 1969, specializing in sales of supply chain systems. She later held a number of human resources management positions. Ms. Affeldt serves as a director of BTE, Inc.

Frederic F. Brace became a director of SIRVA in August 2004. He is Executive Vice President, Chief Financial Officer and Chief Restructuring Officer for UAL Corporation (United Airlines). Before assuming his current position in December 2002, he had been United’s Executive Vice President and Chief Financial Officer from August 2002 to December 2002, its Senior Vice President and Chief Financial Officer from September 2001 to August 2002, and its Senior Vice President—Finance from 1999 to September 2001. Mr. Brace also held a variety of other financial management positions with United between May 1988 and September 2001 and with American Airlines from 1983 to 1988. Mr. Brace holds a BS degree in industrial engineering from the University of Michigan and an MBA with a specialization in finance from the University of Chicago.

Robert J. Dellinger became a director of SIRVA in March 2003. Since October 2005, Mr. Dellinger has been Executive Vice President and Chief Financial Officer of Delphi Corporation. From June 2002 to October 2005, Mr. Dellinger served as  Executive Vice President and Chief Financial Officer of Sprint Corporation, where he  also was Executive Vice President—Finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002. From 2001 to 2002, he also served as President and Chief Executive Officer of General Electric’s Employers Reinsurance Corporation’s Property and Casualty Reinsurance business in Europe and Asia. From 1997 to 2000, he served as Executive Vice President and Chief Financial Officer of General Electric’s Employers Reinsurance Corporation. Other positions Mr. Dellinger held at GE include Manager of Finance for GE Motors and Industrial Systems and Director of Finance and Business Development for GE Plastics Pacific based in Singapore. Mr. Dellinger graduated from Ohio Wesleyan University with a B.A. in economics and a minor in accounting. He is a member of the Financial Executives Institute.

Sir Jeremy Mackenzie became a director of SIRVA in June 2003 and currently serves as the chair of the Board’s Nominating and Governance Committee. Sir Jeremy spent a long, decorated career in the British Army, and is currently the Governor of the Royal Hospital Chelsea and U.K. advisor to the governments of Slovenia and Bulgaria, and for the Department of International Development, to Uganda. He has commanded at every level of command in the U.K. Army, from Platoon to Corps, and was promoted to full General in 1994 in the post of Deputy Supreme Allied Commander Europe with special responsibility for the Partnership for Peace Program involving 27 countries in Central and Eastern Europe and the building of forces for the NATO operations in Bosnia and Kosovo. He was Commandant of the British Army Staff College Camberley, and has an in-service Fellowship from Kings College London University. As Commander of the 1st British Corps he was Knighted (KCB), and subsequently commanded NATO’s Allied Command Europe Rapid Reaction Corps as its first Commander. He was made Knight Grand Cross of the Order of the Bath (GCB) in 1999, having previously been awarded the U.S. Legion of Merit twice (1997 and 1999), and Officer of the Order of the British Empire. He holds the Czech Republic Cross of Merit First Class, the Officers’ Cross of the Order of Merit of the Republic of Hungary, the Order of the Madara Horseman First Class of Bulgaria, and the Officers’ Gold Medal of Merit from Slovenia. He was aide-de-camp to Her Majesty Queen Elizabeth II from 1992 to 1996. Sir Jeremy serves as a director of Selenia Communications Ltd. Sir Jeremy was educated at The Royal Military Academy Sandhurst and commissioned into the Queen’s Own Highlanders in July 1961.

John R. Miller was elected as a member of our Board of Directors, effective as of December 1, 2005. Mr. Miller is a retired oil industry executive. He spent 26 years with The Standard Oil Company (Sohio), most recently as its President, Chief Operating Officer and a member of its board of directors from 1980 to 1986. Earlier, he served there as Vice President of Finance, Vice President of Transportation and Senior Vice President of Technology and Chemicals. After leaving Sohio, Mr. Miller founded and served as Chairman and Chief Executive Officer of  TBN Holdings Inc., a company engaged in resource recovery from 1986 to 2000, and Petroleum Partners, Inc., a firm that provided management services to the petroleum industry, from 2000 to 2003.  He was a director of the Federal Reserve Bank of Cleveland from 1986 to 1993 and served as its chairman during the last two years of his term. Mr. Miller received his Bachelor of Science in Chemical Engineering with honors and an Honorary Doctorate of Commercial Science from the University of Cincinnati. He is currently a director of Eaton Corporation, Cambrex Corporation, and Graphic Packaging Corporation.

Robert W. Nelson was elected as a member of our Board of Directors, effective as of December 1, 2005. Mr. Nelson joins our board after a 37-year career at General Electric Company. Most recently, he served as GE’s Vice President, Corporate Financial Planning and Analysis from 1987 to 2003, where he integrated business financial plans for GE, issued reports on internal financial performance, and prepared board and investor presentations for GE’s chief executive officer and chief financial officer. Among other posts, he also served as Chief Financial Officer for GE Power Systems. He has lectured at GE’s management development center at Crotonville, Yale University, Fairfield University, and the University of Illinois. Mr. Nelson holds a Bachelor’s degree in Philosophy from Carleton College and a Master’s degree in American Studies from the University of Chicago.

Axel Rückert became a director of SIRVA in August 2004. He founded Management Partenaires, a firm located in France specializing in turn-around management, in 1984 and has been its President since that time. Mr. Rückert also served as Chairman & CEO of Getronics in 2003, Chief Executive Officer of Philips Consumer Communications from 2001 to 2002, and Chief Operating Officer of BSN Glasspack from 1999 to 2000. He held management positions with several manufacturing companies from 1983 to 1999. At the beginning of his career, Mr. Rückert was a consultant with McKinsey & Company from 1974 to 1983. He serves as a director of VWR International, Inc. Mr. Rückert received a master’s degree in Political Science and Economics from the Free University of Berlin and the University of Cologne.

Richard J. Schnall became a director of SIRVA in March 2002. Mr. Schnall is a principal of Clayton, Dubilier & Rice, Inc. Prior to joining Clayton, Dubilier & Rice, Inc. in 1996, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership, and a director and stockholder of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. He serves as a director of VWR International, Inc. Mr. Schnall is a graduate of the Wharton School of Business and Harvard Business School.

Irving B. Yoskowitz became a director of SIRVA in January 2004. Mr. Yoskowitz has been Executive Vice President and General Counsel of Constellation Energy since May 2005. Prior to that, he was a Senior Partner of Global Technologies Partners, LLC from 1998 to May 2005 and Senior Counsel with the law firm of Crowell & Moring, LLP in Washington, DC from 2001 to May 2005. He was the General Counsel of United Technologies Corp. from 1981 to 1998 and Executive Vice President from 1990 to 1998. During that time, Mr. Yoskowitz was United Technologies’ lead negotiator for major domestic and international acquisitions, divestitures, and joint ventures. He also was a member of United Technologies’ Management Executive Committee and oversaw at various times a number of United Technologies’ departments, including Legal; Corporate Development; Environmental, Health and Safety; and Business Practices. Mr. Yoskowitz was also senior adviser to the law firm of Akin Gump Strauss Hauer & Feld from 2000 to 2001. He also is the lead independent director of Equant NV. A graduate of the City College of New York, Mr. Yoskowitz received his JD, magna cum laude, from Harvard Law School and served as an editor of the Harvard Law Review. He also attended the London School of Economics from 1971 to 1972 as a Knox Fellow from Harvard University.

Timothy P. Callahan joined our company in May 2002 and has served as Senior Vice President,  Global Sales since September 2005. Mr. Callahan joined us after our May 2002 purchase of the relocation services business of Cooperative Resource Services (“CRS”). After joining Cooperative Mortgage Services in 1993 as its Vice President, Corporate Sales, he served CRS as the Senior Vice President, Marketing and Sales, and also the Senior Vice President, Operations. From 1998 to May 2002, Mr. Callahan served CRS as Senior Vice President with responsibility for all sales, marketing and public relations. Mr. Callahan served as our Executive Vice President, Sales from May 2002 to March 2005 and as Senior Vice President, Sales and Marketing from March 2005 to September 2005. Before joining Cooperative Mortgage Services, he worked in corporate sales with PHH U.S. Mortgage Corporation (now Cendant Mortgage) and as an account manager with Lomas & Nettleton Securities. Mr. Callahan earned a Bachelor of Arts degree from Fairfield University and is a Certified Relocation Professional.

K. Allen Chan joined our company in October 2004 and has served as President, Relocation Solutions—Asia Pacific since that time. Prior to joining us, Mr. Chan was President, Asia Pacific for Ingersoll-Rand Corporation from March 1999 to September 2004. Mr. Chan began his career in the U.S. with General Electric Company’s Aerospace Business as a design engineer in 1979. He progressed through GE’s ranks and in 1989 moved to Taiwan to establish GETAC Corporation, a joint venture between GE Aerospace and Mitac Group of Taiwan, serving as its President. From 1992 through 1996, Mr. Chan served as Managing Director, Asia Pacific, of GE’s Industrial & Control Systems business, with headquarters in Singapore. He also served as President of GET Manufacturing, Inc., a Hong Kong based company, from 1996 to 1998, established a technology company, and provided management consulting services from 1998 to 1999. Mr. Chan received a Bachelor of Science in Mechanical Engineering from The University of Massachusetts - Lowell, and a Master of Science Degree in Mechanical Engineering from the Massachusetts Institute of Technology.

John M. Dupuy joined our company in January 2001 and has served as Senior Vice President, Specialized Transportation and Corporate Development since April 2004. Mr. Dupuy was our President, U.S. Moving and Specialized Transportation from June 2003 to April 2004; Senior Vice President, Operations and Business Development from January 2003 to April 2003, Senior Vice President, Corporate

Initiatives from January 2002 to December 2002, and Senior Vice President Business Development from July 2001 to December 2001. Mr. Dupuy brings over 20 years of experience in transforming operations, formulating business strategy, and mergers and acquisitions. From 1996 until he joined our company, Mr. Dupuy was at Maytag Corporation serving in various positions, including Vice President of Strategic Planning, General Manager Emerging Solutions and Chief Information Officer. Prior to 1996, Mr. Dupuy worked as a management consultant conducting strategic and operations improvement assignments for clients around the globe. Mr. Dupuy holds a Bachelor of Science degree in Industrial Engineering from Georgia Institute of Technology and an MBA from Southern Methodist University.

Ralph A. Ford joined our company in 1999 and has served as Senior Vice President, General Counsel and Secretary since that time. Previously, Mr. Ford served 18 years in the General Electric legal department, most recently as General Counsel to GE Industrial Control Systems from 1992 to 1999. Prior to joining General Electric, Mr. Ford served as group counsel for Bell & Howell Company, as an attorney for E.I. duPont deNemours & Co. and an associate with Venable, Baetjer & Howard. Mr. Ford earned a Bachelor of Arts from Morgan State College and a Juris Doctor from Boston University Law School.

Douglas V. Gathany joined our company in June 2001 and has served as Vice President, Treasurer since that time. Prior to joining our company, Mr. Gathany served in various positions with Montgomery Ward since 1979, including as Vice President-Treasurer from 1996 to 2001. He received a Masters of Business Administration in Finance from The University of Chicago and a B.A. from Colby College.

Michelle M. Guswiler joined our company in July 2004 and has served as Senior Vice President, Marketing and Product Development since September 2005. Ms. Guswiler served as Senior Vice President-Corporate Initiatives from July 2004 to December 2004 and Chief Operating Officer of Network Services from  December 2004 to September 2005. Prior to joining us, Ms. Guswiler was Executive Director Global Consumer Insights for Ford Motor Company from March 2004 to June 2004. Ms. Guswiler was Ford’s Executive Director of Global Cycle Planning & Product Strategy from September 2001 to March 2004, Director of e-Commerce Alliances & Wireless Mobility from March 2000 to September 2001, and Director of Corporate Initiatives from June 1999 to March 2000. Ms. Guswiler also served as a senior associate for Booz Allen & Hamilton from 1996 to 1999 and as a manufacturing engineer at General Motors from 1991 to 1996. Ms. Guswiler received a Bachelor of Science in Mechanical Engineering from The University of Michigan and a Masters of Management and Manufacturing from Northwestern University.

Ann M. Harten served as our Senior Vice President and Chief Information Officer from May 2003 until her employment with us terminated on November 11, 2005. Ms. Harten joined our company in July 2000 as Chief Information Officer for our Logistics business and most recently served as Chief Information Officer for our U.S. operations. From 1987 to 2000, Ms. Harten held a variety of management and director level positions in sales, operations and information technology at Boise Cascade Office Products. Ms. Harten has a Bachelor of Science in Psychology from Indiana University of Pennsylvania.

Michael B. McMahon joined our company in April 2004 and has served as President, Moving Services North America since that time. Prior to joining us, Mr. McMahon was General Manager, Product & Asset Management for GE Capital—Rail Services from June 2003 to March 2004 and its Chief Financial Officer from July 2001 to June 2003. He worked for GE Capital—Card Services as its Vice President, Finance—PLCC from 1999 to 2001 and Chief Financial Officer—Wards Credit from 1997 to 1999, and held various management and financial positions with GE Appliances from 1991 to 1997 and GE International from 1990 to 1991. Mr. McMahon also served as a licensed trader for Mellon Investment Bank from 1987 to 1988. Mr. McMahon received his Bachelor of Science in Finance from Pennsylvania State University.

Ronald L. Milewski joined our company in May 1990 and was named Acting Chief Financial Officer in January 2005. Mr. Milewski served as Senior Vice President, Global Risk Management from February 2003 to January 2005, Senior Vice President and Chief Financial Officer from May 2001 to

February 2003, Corporate Controller from November 1999 through May 2001 and Vice President of Finance for North American Van Lines. Previously, Mr. Milewski served as Group Controller at Johnson Controls from 1985 to 1990, Assistant Controller for Hoover Universal from 1979 to 1985, and an audit supervisor for Ernst & Young from 1974 to 1979. He is a member of the American Institute of Certified Public Accountants. Mr. Milewski holds a Bachelor of Business Administration in accounting from Eastern Michigan University and is a Certified Public Accountant. Effective upon a new Chief Financial Officer joining us, Mr. Milewski will become our Executive Vice President, Restructuring and Chief Risk Officer.

Kevin D. Pickford has served as President, European Operations since November 2004. Starting in 1978 in the United Kingdom, he held various roles with SIRVA’s Pickfords brand, primarily in the accounting and finance departments. From 1982 to 1986, he held increasingly senior roles in the finance function of the growing business in Australia, leading to his appointment in 1986 as CFO for Australia and New Zealand. In 1993, he was appointed to the role of managing director for Allied Pickfords with responsibility for all Australian and New Zealand operations. In 1997, he assumed operating responsibility for Asia as Managing Director, Asia Pacific to complete the Asia Pacific regional role. Mr. Pickford is a graduate and Fellow of the Chartered Associations of Certified Accountants.

Robert J. Rosing has served as President, Global Relocation Operations since October 2005. Prior to that, Mr. Rosing served as our President, Relocation North America from June 2003 to October 2005. Mr. Rosing brings more than 20 years of experience to our company, joining us after our May 2002 purchase of the relocation services business of Cooperative Resource Services. After joining Cooperative Resource Services in 1995, Mr. Rosing served as President of its Cooperative Mortgage Services and ProSource Properties subsidiaries and was also Senior Vice President of Operations for all of Cooperative Resource Services’ Cleveland-based relocation services. Prior to joining Cooperative Resource Services, Mr. Rosing served as Executive Vice President and CFO for Holland Mortgage Corporation, where he managed all operations, finance, legal and human resource activities. Mr. Rosing earned a Bachelor of Science degree in Natural Sciences from Xavier University and a Masters degree in Business Administration—Finance from Cleveland State University.

Todd W. Schorr joined our company in June 2000 and has served as Senior Vice President, Human Resources since that time. Prior to joining our company, Mr. Schorr served in Cummins’ Human Resources department for a total of twelve years, most recently as Group Director of International Human Resources with functional responsibility for operations in India, China, the United Kingdom, Korea, Japan, Brazil, Mexico, and Australia from 1998 to 2000. Prior to that, he served as Area Director of Human Resources at PepsiCo from 1988 to 1992. Mr. Schorr holds a Bachelor of Science degree from Indiana University, and a Masters degree with specialization in Labor Relations and Labor Law from Indiana University.

Dennis M. Thompson joined our company in 1986 and has served as Vice President, Corporate Controller since May 2001. Prior to joining us, he held various management positions with Schneider National from 1981 to 1986. Mr. Thompson received his Bachelor of Science degree in accounting and his Masters of Business Administration from Indiana University and is a Certified Public Accountant. Effective January 1, 2006, Mr. Thompson will become our Vice President, Controller—North America and Corporate Functions.

Lawrence A. Writt has served as President, Network Services since June 2003. Since 1991, Mr. Writt has been President and Chief Executive Officer of Transguard Insurance Company of America, Inc. and Vanguard Insurance Agency, Inc., both wholly owned subsidiaries of Allied Van Lines. Mr. Writt joined Allied in 1979 and has held various management positions in the company. Mr. Writt is also a director of both TransGuard and Vanguard. Mr. Writt has a Bachelor of Science in economics and accounting from St. Joseph’s College.

There are no family relationships among our executive officers and directors, and no arrangements or understandings between any executive officer or director and any other person pursuant to which the executive officer or director was elected.

Audit Committee of the Board of Directors

We have a separately designated standing audit committee established in accordance with the rules of the SEC and the New York Stock Exchange. The Audit Committee has responsibility for, among other things:

•       assisting the Board of Directors in monitoring:

•        the quality of our financial reporting and other internal control processes,

•        the quality and integrity of our financial statements,

•        the independent auditor’s qualifications and independence,

•        the performance of our internal audit function and independent auditors, and

•        our compliance with legal and regulatory requirements and its code of conduct; and

•       preparing the report of the Audit Committee required to be included in our annual proxy statement under the rules of the SEC.

Mr. Stocker chaired the Audit Committee, which included Messrs. Dellinger and Yoskowitz, during 2004. Mr. Brace has served on the Audit Committee since he joined the Board in August 2004. Dame Pauline Neville-Jones served as a member of the Audit Committee from August 2004, when she joined the Board, until she resigned from the Board in January 2005. Mr. Yoskowitz resigned from the Audit Committee in September 2005. Messrs. Miller and Nelson will join the Audit Committee on December 1, 2005. The Board has determined that all members of the Audit Committee are independent under both New York Stock Exchange and SEC rules. The Board has also determined that each member of the Audit Committee is financially literate within the meaning of the New York Stock Exchange listing standards.

In addition, the Board has determined that Messrs. Stocker, Dellinger and Nelson are audit committee financial experts for purposes of the SEC rules, and that each of them has accounting or related financial management expertise for purposes of the New York Stock Exchange listing standards. Although designated as audit committee financial experts, Messrs. Stocker, Dellinger and Nelson are not accountants for SIRVA and, under the SEC rules, are not “experts” for purposes of the liability provisions of the Securities Act or for any other purpose. Messrs. Stocker, Dellinger and Nelson do not have any responsibilities or obligations in addition to those of the other Audit Committee members; all Audit Committee members have identical duties and responsibilities.

Nomination Procedures

There have been no material changes to the procedures by which SIRVA stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of SIRVA common stock to file reports with the SEC regarding their ownership and changes in ownership of our common stock. We believe that during 2004, its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and officers.

Code of Ethics

We have adopted a Code of Business Conduct, which is available free of charge on our corporate website at www.sirva.com and can be found by clicking on “About SIRVA” and then “Code of Conduct.”

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes the compensation paid to the Chief Executive Officer, the four other most highly compensated executive officers serving on December 31, 2004, and an additional individual who for whom disclosure would have been provided but for the fact that he was not serving as an executive officer on December 31, 2004 (together with the CEO, the “Named Executive Officers”).

					Long-term
					Compensation
					Awards
Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation (5)	Securities Underlying Options	All Other Compensation (6)
Brian P. Kelley(1)	2004	$664,904	$—	$51,457	—	$30,836
Director, President and Chief	2003	$575,000	$341,285	$59,515	150,000	$97,792
Executive Officer	2002	$210,096	$234,726	$21,702	665,700	$12,965
Joan E. Ryan(2)	2004	$389,423	$—	$29,435	—	$6,618
Senior Vice President and	2003	$320,137	$207,573	$26,893	302,029	$4,255
Chief Financial Officer	2002	$21,978	$—	$—	—	$—
Michael B. McMahon(3)	2004	$200,961	$162,897	$14,922	75,000	$4,019
President, Moving Services	2003	$—	$—	$—	—	$—
North America	2002	$—	$—	$—	—	$—
Lawrence A. Writt	2004	$248,269	$—	$30,591	—	$16,408
President, Network Services	2003	$225,000	$141,331	$41,215	76,700	$7,117
	2002	$214,477	$159,062	$24,547	—	$624
Ralph A. Ford	2004	$247,673	$—	$33,491	—	$10,875
Senior Vice President, General	2003	$238,500	$106,170	$33,131	30,000	$5,070
Counsel and Secretary	2002	$238,500	$112,601	$37,741	—	$1,754
Michael P. Fergus(4)	2004	$311,526	$—	$38,013	—	$13,581
Former President, Moving	2003	$299,988	$85,424	$37,265	—	$14,387
Services	2002	$299,988	$146,244	$47,861	—	$10,420

(1)          Mr. Kelley became our President and Chief Executive Officer, and a director, in August 2002.

(2)          Ms. Ryan served as our Senior Vice President and Chief Financial Officer from February 2003 until her resignation from that position in January 2005. See “Employment Agreements—Joan A. Ryan.”  From June 2002 until February 2003, Ms. Ryan served as a director of our company. For 2003 and 2002, Ms. Ryan’s salary includes deferred compensation of $5,714 and $20,659, respectively, which was earned in respect of her service as a director under the SIRVA, Inc. Directors Compensation Plan. In addition, Ms. Ryan’s salary for 2002 includes $1,319, which represents the value of her directors’ compensation that was paid in shares of SIRVA common stock during April 2002 under the SIRVA, Inc. Directors Compensation Plan. In connection with Ms. Ryan’s resignation as a director and in accordance with the SIRVA, Inc. Directors Compensation Plan, she received 5,072 shares of SIRVA common stock in respect of her deferred compensation during January 2004.

(3)          Mr. McMahon became our President, Moving Services North America in April 2004.

(4)          Mr. Fergus was removed as an officer of SIRVA on March 1, 2004 and resigned as an employee of SIRVA on February 28, 2005. See “Employment Agreements—Michael P. Fergus.”

(5)          SIRVA provides certain perquisites to Messrs. Ford and McMahon and Ms. Ryan, in each case in an amount less than the amount required to be individually disclosed. Amounts in this column for Mr. Kelley include corporate housing ($18,800), a car allowance, financial planning and health insurance premiums, for Mr. Writt include a car allowance ($12,462), financial planning, and health insurance premiums, and for Mr. Fergus include a car allowance ($12,462), cellular telephone expense, financial planning, and health insurance. For 2004, Messrs. Kelley, McMahon, Writt, Ford and Fergus, and Ms. Ryan received $2,660, $204, $5,582, $6,941, $6,459 and $3,634, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of such perquisites. For 2003, Messrs. Kelley, Writt, Ford and Fergus, and Ms. Ryan received $3,443, $5,699, $3,797, $3,018, and $728, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of such perquisites. For 2002, Messrs. Kelley, Ford and Fergus received $1,515, $7,305 and $7,419, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of such perquisites.

(6)          Represents 2004 contributions made by SIRVA to the defined contribution plan on behalf of the executive officers listed.

Option Grants in the Last Fiscal Year

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 2004 to the Named Executive Officers.

	Number of Securities Underlying Options	% of Total Options Granted to Employees in the fiscal year ended December 31,	Exercise Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Granted(1)	2004	($/share)	Expiration Date	5%($)(2)	10%($)(2)
Brian P. Kelley	—	—	—	—	—	—
Joan E. Ryan	—	—	—	—	—	—
Michael B. McMahon	50,000	12.89%	24.33	4/19/2011	$1,711,738	$2,370,614
	25,000	6.44%	19.90	12/1/2011	$700,033	$969,488
Lawrence A. Writt	—	—	—	—	—	—
Ralph A. Ford	—	—	—	—	—	—
Michael P. Fergus	—	—	—	—	—	—

(1)          All options were granted under the SIRVA, Inc. Omnibus Stock Incentive Plan. Options granted under our Omnibus Stock Incentive Plan generally become vested and exercisable in four equal installments beginning on the first anniversary of the grant date, subject to continued employment.

(2)          Potential realizable value is based on the assumed annual growth for each of the grants, shown over their option term. Actual gains, if any, on stock option exercises are dependent on the future value of the stock.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

The following table shows aggregate exercises of options to purchase SIRVA’s common stock for the year ended December 31, 2004 by the Named Executive Officers pursuant to the SIRVA, Inc. Omnibus Stock Incentive Plan.

	Shares Acquired on		Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)	Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Brian P. Kelley	—	—	303,780/511,920	$3,951,967/$5,968,451
Joan E. Ryan	—	—	62,656/239,373	$695,912/$2,775,536
Michael B. McMahon	—	—	0/75,000	$0/$0
Lawrence A. Writt	—	—	101,657/73,249	$1,332,077/$572,026
Ralph A. Ford	—	—	203,547/48,353	$2,895,133/$397,273
Michael P. Fergus	220,872	3,438,958	46,752/49,376	$689,124/$727,802

(1)          “Value of Unexercised In-the-Money Options at Fiscal Year End” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options on December 31, 2004 multiplied by the difference between the exercise price for the grant and the closing price of a share of SIRVA common stock on December 31, 2004 ($19.22). The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the SIRVA common stock on the date that the option is exercised.

Retirement Plans

We sponsor the SIRVA, Inc. Employees Retirement Plan (“Retirement Plan”), a funded, non-contributory defined benefit pension plan covering eligible employees of our Company in the United States. We also sponsor an excess benefit plan which is an unfunded, non-qualified plan that provides retirement benefits not otherwise provided under the Retirement Plan because of the benefit limitations imposed by Section 415 and 401(a)(17) of the Internal Revenue Code. The excess benefit plan ensures that an executive receives the total pension benefit to which he or she would otherwise be entitled, were it not for such Code limitations. The Retirement Plan and the excess benefit plan were frozen, effective December 31, 2002.

The only Named Executive Officers who participated in the Retirement Plan during 2004 were Messrs. Writt, Ford and Fergus.

The estimated monthly retirement plan benefits payable at age 65 are $2,034 for Mr. Writt, $1,116 for Mr. Ford and $3,357 for Mr. Fergus. The benefit amounts were determined using the following formulas:

•       For service prior to December 31, 1997, the product of (i) 1.67% of final average compensation less 2.0% of Social Security Benefit, multiplied by benefit service projected to normal retirement date (maximum 30 years); and (ii) accrued benefit adjustment.

•       For service from January 1, 2002 through December 31, 2002, the sum of 0.6% multiplied by the final average monthly earnings (“FAME”) times the years of creditable service plus 0.35% multiplied by FAME in excess of covered compensation times the number of his years of creditable service, not to exceed thirty-five years.

Benefits are payable in the form of a straight life annuity.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Brian P. Kelley.   Effective August 19, 2002, Brian P. Kelley became our President and Chief Executive Officer pursuant to an at-will employment agreement dated June 28, 2002, which was amended and restated as of July 8, 2002. Mr. Kelley received an annual base salary of $665,000 in 2004 and participates in our management incentive plan (as described below), with a maximum annual bonus opportunity of up to 100% of his base salary. If Mr. Kelley’s employment is terminated without cause, he will continue to receive his annual base salary and health benefits for one year (or, if earlier, until he obtains other employment). Upon such an involuntary termination within two years following a change of control, Mr. Kelley will instead receive a payment equal to twice his annual base salary, as well as a pro rated bonus for the year of termination (based on his maximum opportunity for such year).

Timothy D. Callahan.   We are a party to an employment agreement dated June 8, 2005, with Timothy P. Callahan, our Senior Vice President-Global Sales. The employment agreement provides that we will pay to Mr. Callahan severance pay in an amount equal to twelve months of his then current base salary (less the amount, if any, payable to him under the terms of any other severance plan, policy, or program), if we terminates his employment without cause, as defined in the employment agreement, and he signs a general release of claims in a form satisfactory to us. No severance benefits will be payable under the employment agreement with Mr. Callahan if his employment terminates in connection with a sale, merger or other corporate transaction and, due to his receipt of an offer of comparable employment in connection with the transaction, he is not eligible for severance under any severance plan, policy or program. To be eligible for the severance benefits set forth in his employment agreement, Mr. Callahan was required to execute our standard Confidentiality, Proprietary Rights & Non-Solicitation Agreement and must comply with the terms of such agreement.

K. Allen Chan.   Effective October 1, 2004, K. Allen Chan became our Senior Vice President, Relocation Solutions—Asia Pacific pursuant to an at-will employment agreement dated July 28, 2004. Mr. Chan reports to Brian Kelley, our President and CEO, and received an annual base salary of $252,000 in 2004. Mr. Chan’s assignment is anticipated to last at least two years, although business conditions may require that this period of time be reduced or extended. Mr. Chan participates in our management incentive plan, with a maximum annual bonus opportunity of up to 75% of his base salary. The agreement provides for certain other benefits, including, a housing allowance of $100,000 per year, a goods and services allowance of $60,000 per year, a school and utilities allowance of $46,000 per year, an annual tax equalization settlement, medical and dental insurance coverage, a company car, financial/tax planning and preparation, an annual round-trip ticket between Hong Kong and the U.S., eligibility to participate in our retirement programs, and reimbursement of the cost of repatriation to the U.S. at the end of Mr. Chan’s assignment. Mr. Chan agreed to comply with all applicable laws in Hong Kong and not engage in any employment or business enterprise that will conflict with his service and our interests.

Michelle M. Guswiler.   Effective July 10, 2004, Michelle M. Guswiler, currently our Senior Vice President—Marketing and Product Development, became our Senior Vice President, Business Development pursuant to an at-will employment agreement dated May 18, 2004. Ms. Guswiler reports to Brian Kelley, our President and CEO, and received an annual base salary of $235,000 in 2004. Ms. Guswiler also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 75% of her base salary. Under the terms of the employment agreement, Ms. Guswiler received a guaranteed pro-rated bonus in 2004. The employment agreement provides that if we terminate her employment without cause during the first twenty-four months of her employment, we will pay to Ms. Guswiler, as severance, a pro rata portion of her bonus and will continue paying her base salary and health benefits for one year (or, if earlier, until she obtains other employment). These payments are subject to Ms. Guswiler’s execution of a general release of claims and an affirmation of her obligations regarding confidentiality, non-competition and non-solicitation of employees, agents and customers.

Ms. Guswiler also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting.

Michael B. McMahon.   Effective April 5, 2004, Michael B. McMahon became our President—Moving Services North America pursuant to an at-will employment agreement dated March 30, 2004. Mr. McMahon reports to Brian Kelley, our President and CEO, and received an annual base salary of $275,000 in 2004. Mr. McMahon also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. Under the terms of the employment agreement, Mr. McMahon received a guaranteed pro-rated bonus in 2004. If Mr. McMahon’s employment is terminated by us without cause or by him for good reason, both as defined in the employment agreement, he will continue to receive his base salary and health benefits for one year (or, if earlier, until he obtains other employment) and a pro rata portion of his bonus. These payments are subject to Mr. McMahon’s execution of a general release of claims and an affirmation of his obligations regarding confidentiality, non-competition and non-solicitation of employees, agents and customers. If Mr. McMahon’s employment is terminated without cause within two years following a change of control, as defined in the employment agreement, we will pay him an amount equal to one time his annual base salary plus a pro rata bonus. Mr. McMahon also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting.

Kevin D. Pickford.   On February 18, 2005, our subsidiary SIRVA UK Limited entered into an employment agreement with Mr. Pickford which is effective from January 1, 2005 and governs his employment while he is based in the United Kingdom. Mr. Pickford’s salary is £170,000 per year, and he is eligible to participate in our management incentive plan, with a maximum annual bonus opportunity of up to 75% of his annual salary. The agreement provides for certain other benefits, including relocation services, shipping of personal goods to the United Kingdom, storage of personal goods in Australia, payment equal to 12% of Mr. Pickford’s salary to cover certain items which are not suitable for the new home, a housing allowance of £4,000 per calendar month, reduced by any net rental income Mr. Pickford receives from the lease of his property in Melbourne, up to four return air tickets from London to Melbourne in each calendar year of the agreement, an Australian superannuation benefit (SGC), a company car, medical and dental insurance coverage, and eligibility to join the SIRVA UK Pension Scheme. Mr. Pickford may terminate his employment on giving us six months written notice, and we may terminate Mr. Pickford’s employment on giving Mr. Pickford twelve months written notice. We also may immediately terminate Mr. Pickford’s employment for cause under certain circumstances. Mr. Pickford agreed not to solicit certain customers or employees of ours for a period of six months following termination of the agreement.

Robert J. Rosing.   We are a party to an employment agreement dated September 5, 2005, with Robert J. Rosing, our President-Global Relocation Operations. The employment agreement provides that we will pay to Mr. Rosing severance pay in an amount equal to twelve months of his then current base salary (less the amount, if any, payable to Mr. Rosing under the terms of any other severance plan, policy, or program), if we terminate Mr. Rosing’s employment without cause, as defined in the employment agreement, and Mr. Rosing signs a general release of claims in a form satisfactory to us. No severance benefits will be payable under the employment agreement with Mr. Rosing if his employment terminates in connection with a sale, merger or other corporate transaction and, due to his receipt of an offer of comparable employment in connection with the transaction, he is not eligible for severance under any severance plan, policy or program. To be eligible for the severance benefits set forth in his employment agreement, Mr. Rosing was required to execute our standard Confidentiality, Proprietary Rights & Non-Solicitation Agreement and must comply with the terms of such agreement.

Todd W. Schorr.   Effective June 15, 2000, Todd W. Schorr became our Senior Vice President, Human Resources pursuant to an at-will employment agreement dated May 30, 2000. Mr. Schorr reports to Brian Kelley, our President and CEO, and received an annual base salary of $244,000 in 2004. Mr. Schorr also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. If Mr. Schorr’s employment is terminated by us without cause, he will continue to receive his base salary and health benefits for one year (or, if earlier, until he obtains other employment). These payments are subject to Mr. Schorr’s execution of a general release of claims and standard provisions regarding non-solicitation of employees, agents and customers. Mr. Schorr also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance.

Joan E. Ryan.   Effective February 17, 2003, Joan E. Ryan became our Senior Vice President and Chief Financial Officer pursuant to an at-will employment agreement dated December 6, 2002. Ms. Ryan continued to serve in that capacity until she resigned from that position on January 21, 2005. Before her resignation, Ms. Ryan reported to Brian Kelley, our President and CEO, and received an annual base salary of $375,000. Ms. Ryan also participated in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of her base salary. Under her existing employment agreement, if Ms. Ryan’s employment was terminated without cause, she would continue to receive her base salary and health benefits for one year (or, if earlier, until she obtains other employment). Ms. Ryan also was entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting. We entered into a separation agreement with Ms. Ryan on January 21, 2005, under which she will remain as an employee through June 2006, serving as a financial consultant, and will continue to receive benefits through that date, including vesting of some of the stock options that were issued her in conjunction with her initial investment in SIRVA stock when she was hired as Chief Financial Officer. Ms. Ryan’s salary during this period, consistent with her existing employment agreement, will total $375,000 for the entire period. Her annual salary rate under the separation agreement has been reduced so that the one year’s salary provided in her original employment agreement will be spread evenly over the entire period. We retained the right to terminate Ms. Ryan “for cause” during this period.

Michael P. Fergus.   We were a party to an employment agreement with Michael P. Fergus, who served as President, Moving Services until March 1, 2004, when he was removed as an officer of SIRVA and the Company gave him the required notice under his employment agreement. Mr. Fergus remained an employee of SIRVA until February 28, 2005, reporting directly to Mr. Kelley as an advisor to SIRVA on strategic initiatives and special projects. While he was an employee of SIRVA, Mr. Fergus continued to receive an annual base salary of $300,000. In April 2004, we entered into an Independent Contractor Service Agreement and Release with Mr. Fergus, which provided for our engagement of Mr. Fergus as a consultant for the one year period ending February 28, 2006.

Ann M. Harten.   We were a party to an employment agreement dated August 5, 2005, with Ann M. Harten, who served as our Senior Vice President and Chief Information Officer until we mutually agreed to terminate her employment and her employment agreement on November 11, 2005. Under the employment agreement, we will pay to Ms. Harten severance pay in an amount equal to the sum of (i) twelve months of her then current base salary (less the amount, if any, paid or payable to Ms. Harten under the terms of any other severance plan, policy, or program maintained by us) and (ii) the annual bonus under our Management Incentive Plan, if any, that would otherwise be payable to Ms. Harten for the year in which her employment is terminated (prorated for the number of full or partial months worked in such year).

Compensation of Directors

The following table provides information on SIRVA’s compensation and reimbursement practices during the fiscal year ended December 31, 2004 for outside directors. Directors who are employed by SIRVA or Clayton Dubilier & Rice, Inc. do not receive any compensation for their Board activities.

Compensation Table for the 2004 Fiscal Year

Annual Retainer Fee(1)	$70,000
Minimum Percentage of Annual Retainer Fee to be Paid in SIRVA Stock(2)	50%
Additional Retainer Fee(3)
Audit Committee	$15,000
All Other Committees	$10,000
Lead Independent Director	$30,000

(1)          Ms. Affeldt and Messrs. Dellinger, Mackenzie, and Stocker served throughout 2004. Mr. Yoskowitz joined our Board of Directors on January 5, 2004, Dame Pauline Neville-Jones and Messrs. Brace and Rückert joined our Board of Directors on August 15, 2004, and each individual earned a pro rata portion of the annual retainer fee from that date. Mr. Orzetti resigned from SIRVA’s Board of Directors on September 20, 2004, and earned a pro rata portion of his annual retainer fee until that date. Messrs. Miller and Nelson will join our Board of Directors on December 1, 2005.

(2)          During 2004, outside directors received their compensation pursuant to the SIRVA, Inc. Directors Compensation Policy under the SIRVA, Inc. Omnibus Stock Incentive Plan. Under this policy, the outside directors received at least 50% of their compensation in deferred shares and the balance in cash, as elected by each director. The deferred shares grant and the cash payment were made quarterly in arrears. The deferred shares represent our contractual promise to deliver shares of its common stock when an outside director’s service as a director has terminated.

(3)          The additional retainer for committee chairs and the lead independent director is paid annually in arrears in cash. Effective January 1, 2005, outside directors may elect to receive all or a portion of the additional retainer in deferred shares and the balance in cash.

Compensation Committee Interlocks and Insider Participation

Throughout 2004, Ms. Affeldt and Mr. Mackenzie served on the Compensation Committee of our Board of Directors. Mr. Orzetti served on the committee through August 2004, and Mr. Rückert served on the committee from August 2004, when he joined our Board of Directors. None of the members of our Compensation Committee:

•       was an officer or employee of SIRVA or any of its subsidiaries,

•       was formerly an officer of SIRVA or any of its subsidiaries, or

•       had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Additionally, during 2004, none of our executive officers or directors served as a member of the board of directors, or any compensation committee thereof, of any other entity such that the relationship would require disclosure by SIRVA under Item 404 of Regulation S-K, except that Mr. Kelley also serves as a director and a member of the compensation committee for VWR International, Inc. (“VWR”) beginning August 31, 2004 and Mr. Orzetti, who resigned from our Board of Directors on September 20, 2004, is an executive officer of VWR. Mr. Kelley did not participate in any deliberations concerning Mr. Orzetti’s compensation at VWR while Mr. Orzetti was a member of our Board of Directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, at October 31, 2005, concerning:

•       each stockholder known to us to beneficially own more than 5% of SIRVA’s outstanding common stock,

•       beneficial ownership of our outstanding common stock by each of our current directors,

•       beneficial ownership of our outstanding common stock by each of our Named Executive Officers (as defined below), and

•       beneficial ownership of our outstanding common stock by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	17,085,837	23.11%
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	7,102,498	9.61%
Capital Research and Management Company(4)	5,412,700	7.32%
MLF Offshore Portfolio Company, L.P.(5)	4,523,800	6.12%
Name of Directors and Named Executive Officers(1)
Kathleen J. Affeldt(6)	39,921	*
Frederic F. Brace(7)	6,082	*
Robert J. Dellinger(8)	32,864	*
Brian P. Kelley(9)	696,320	*
Sir Jeremy Mackenzie(10)	12,495	*
James W. Rogers(11)(12)	454,776	*
Axel Rückert(13)	4,082	*
Richard J. Schnall(12)	2,500	*
Carl T. Stocker(14)	27,687	*
Irving B. Yoskowitz(15)	28,947	*
Joan E. Ryan(16)	259,191	*
Michael B. McMahon(17)	18,750	*
Lawrence D. Writt(18)	195,915	*
Ralph A. Ford (19)	372,843	*
Michael P. Fergus(20)	61,392	*
All directors and executive officers as a group (26 persons)(21)	3,406,524	4.61%

*                          Less than 1%.

(1)                The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a “beneficial owner” of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of October 31, 2005 or December 30, 2005. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

(2)                CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership and has the power to direct

Clayton, Dubilier & Rice Fund V Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. CD&R Investment Associates II, Inc., a Cayman Island exempted company, is the managing general partner of CD&R Associates V Limited Partnership and has the power to direct CD&R Associates V Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund V Limited Partnership’s voting and disposition of the shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. No person controls the voting and disposition of CD&R Investment Associates II, Inc. with respect to the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. Each of CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund V Limited Partnership, CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(3)                CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership and has the power to direct Clayton, Dubilier & Rice Fund VI Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund VI Limited Partnership. CD&R Investment Associates VI, Inc., a Cayman Island exempted company, is the general partner of CD&R Associates VI Limited Partnership and has the power to direct CD&R Associates VI Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund VI Limited Partnership’s voting and disposition of the shares held by Clayton, Dubilier & Rice Fund VI Limited Partnership. No person controls the voting and disposition of CD&R Investment Associates VI, Inc. with respect to the shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. Each of CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

(4)                The business address for Capital Research and Management Company (“CRMC”) is 333 South Hope Street, Los Angeles, CA 90071. The address and number of shares of SIRVA common stock beneficially owned by CRMC is based on the Schedule 13G filed by CMRC with the U.S. Securities and Exchange Commission on February 14, 2005.

(5)                The business address for MLF Cayman GP, Ltd. (“MLF Cayman”) is c/o Trident Trust Company (Cayman) Ltd., One Capital Place, P.O. Box 847, Grand Cayman, Cayman Islands, B.W.I. The address and number of shares of SIRVA common stock beneficially owned by MLF Cayman is based on the Schedule 13D filed by MLF Cayman with the U.S. Securities and Exchange Commission on October 19, 2005.

(6)                Includes 18,740 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

(7)                Includes 4,082 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(8)                Includes 9,977 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

(9)                Includes 474,420 shares issuable to Mr. Kelley upon exercise of options exercisable within 60 days.

(10)         Includes 11,430 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

(11)         Does not include 5,000 shares held by a family trust. Mr. Rogers expressly disclaims beneficial ownership of the shares owned by that family trust.

(12)         Does not include 17,085,837 shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership or 7,102,498 shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. Messrs. Rogers and Schnall may be deemed to share beneficial ownership of the shares owned of record by Clayton, Dubilier & Rice Fund V Limited Partnership by virtue of their status as shareholders of CD&R Investment Associates II, Inc., the managing general partner of CD&R Associates V Limited Partnership, and by Clayton, Dubilier & Rice Fund VI Limited Partnership by virtue of their status as shareholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Rogers and Schnall expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, respectively.

(13)         Includes 4,082 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(14)         Includes 6,983 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(15)         Includes 9,947 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(16)         Includes 125,311 shares issuable to Ms. Ryan upon exercise of options exercisable within 60 days. Ms. Ryan resigned as an officer of SIRVA on January 21, 2005.

(17)         Includes 18,750 shares issuable to Mr. McMahon upon exercise of options exercisable within 60 days.

(18)         Includes 138,887 shares issuable to Mr. Writt upon exercise of options exercisable within 60 days

(19)         Includes 255,427 shares issuable to Mr. Ford upon exercise of options exercisable within 60 days.

(20)         Includes 21,392 shares issuable to Mr. Fergus upon exercise of options exercisable within 60 days. Mr. Fergus was removed as an officer of SIRVA on March 1, 2004 and resigned as an employee of SIRVA on February 28, 2005.

(21)         Includes 1,832,151 shares issuable upon exercise of options exercisable within 60 days, and 65,241 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

Equity Compensation Plan Information

The following table sets forth information, as of the fiscal year ended December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

			(c)
			Number of securities
	(a)		remaining for available for
	Number of securities	(b)	future issuance under equity
Plan Category	to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,584,261	$8.95	6,085,234
Equity compensation plans not approved by security holders	—	—	—
Total	5,584,261		6,085,234

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Funds Managed by Clayton, Dubilier & Rice, Inc.

Overview

Fund V and Fund VI own 23.11% and 9.61% of our outstanding common stock, respectively, as of October 31, 2005. They are private investment funds managed by CD&R.

The general partner of Fund V is CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership (“Associates V”). The managing general partner of Associates V is CD&R Investment Associates II, Inc., a Cayman Islands exempted company (“Investment Associates II”).

The general partner of Fund VI is CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership (“Associates VI”). The managing general partner of Associates VI is CD&R Investment Associates VI, Inc., a Cayman Islands exempted company (“Investment Associates VI”).

Two of our directors, James W. Rogers and Richard J. Schnall, are principals of CD&R, limited partners of Associates V and Associates VI, and stockholders and directors of Investment Associates II and Investment Associates VI.

CD&R is a private investment firm organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including Fund V and Fund VI. CD&R generally assists in structuring, arranging financing for and negotiating the transactions with companies in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides management and financial consulting services to the companies. Such services include helping companies to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving their operational, marketing and financial performance.

Consulting Agreement

SIRVA, North American Van Lines and CD&R are parties to an Amended and Restated Consulting Agreement, dated as of January 1, 2001, pursuant to which CD&R provides us with financial advisory and management consulting services. CD&R receives a management fee of approximately $1.1 million annually and reimbursement for certain expenses, which we review on an annual basis.

Indemnification Agreement

SIRVA, North American Van Lines, CD&R and Fund V have entered into an Indemnification Agreement, dated as of March 30, 1998, pursuant to which we have agreed to indemnify CD&R, Fund V, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Corporate Governance Guidelines

We have not adopted formal procedures to specifically protect the interests of our minority stockholders in relation to future transactions with our principal stockholders. However, our board of directors has adopted corporate governance guidelines, which require each director to avoid taking actions or having interests that might result in a conflict of interest with our interests. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees of CD&R, will be required to recuse themselves from any discussion or decision regarding any transaction with our principal stockholders. These guidelines do not, by themselves, prohibit transactions with our principal stockholders.

Arrangements with Our Management

Management Loans

Historically, certain members of our and our subsidiaries’ management borrowed money from a third-party lender to fund their investments in us. North American Van Lines guaranteed loans made by the third-party lender to 16 members of our and our subsidiaries’ management, including one of our executive officers. North American Van Lines would have become liable for such amounts in the event that a member of management failed to pay the principal and interest when due. These loans were scheduled to mature in July 2004, except for the loan to one of our executive officers, Todd W. Schorr, which was to mature in May 2004, and bore interest at the prime rate plus 1%. All loans have been repaid. The loan to Mr. Schorr, which was repaid in October 2004, was made prior to the passage of the Sarbanes-Oxley Act. Subsequent to its passage, we adopted a policy prohibiting us and our subsidiaries from making loans to or guaranteeing loans of directors and executive officers.

Registration and Participation Agreement

Registration Rights

Each holder of shares of our common stock and options to purchase shares of our common stock, including executive officers and key employees, are entitled to the following registration rights for the shares of common stock held by them or issuable upon exercise of options to purchase our common stock under a Registration and Participation Agreement, dated as of March 30, 1998, among SIRVA, Fund V, and Exel plc, as amended:

•       holders constituting at least 20% of the total shares of these registrable securities may request that we use our best efforts to register such securities for public resale, and

•       if we register any common stock at any time, either for our account or for the account of any stockholder, the holders of registrable securities are entitled to request that we use our best efforts to include the number of their shares of common stock, which in the opinion of the underwriters, can be sold.

In most cases, we will bear all registration expenses (other than underwriting discounts), including the fees and expenses of counsel to the selling stockholders. Members of management generally do not have registration rights under the Registration and Participation Agreement for shares of our common stock issued upon exercise of options if we have registered such shares under the Securities Act of 1933, as amended (the “Securities Act”).

If we file a registration statement under the Securities Act with respect to a public offering of our common stock, no holders of our common stock prior to such registration are permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days after the effective date of the registration statement (other than as part of the public offering).

Other Arrangements

On July 1, 2002, we entered into a ten-year agreement for outsourcing services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide outsourcing services for certain application software development. Covansys is a related party, as approximately 16.6% of its outstanding common stock is owned by Fund VI. Effective November 1, 2005, we entered into a Fourth Amendment to the Agreement for Outsourcing Services. The amended outsourcing agreement, among other items, modifies the service levels provided by Covansys and ACS to us and reduces the monthly amount charged for such services. As a result, the total future commitment to Covansys and ACS will be reduced by $14.7 million to $108.8 million as of the same date. At December 31, 2004, the remaining total purchase commitment to Covansys was $63.6 million. We paid $9.7 million to Covansys for the year ended December 31, 2004.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)   Summary of annual audit and tax fees

PricewaterhouseCoopers LLP, Chicago, Illinois was retained to serve as our independent registered public accounting firm for the fiscal years ended December 31, 2003 and 2004. Fees billed to us by PricewaterhouseCoopers LLP for services rendered during fiscal year 2003 and 2004 were as follows:

	2003	2004
	($ in thousands)
Audit fees*	$3,054.6	$3,844.8
Audit-related fees	$1,063.7	$528.9
Tax fees**	$770.0	$832.0
All other fees	$96.9	$77.5

*                    Includes $1,482.0 in 2003 of audit fees associated with our initial public offering and $177.0 in 2004 of audit fees associated with our secondary offering of common stock.

**             Tax fees primarily consist of tax compliance services.

The Audit Committee considered whether the provision of each of the above-referenced non-audit services by PricewaterhouseCoopers LLP was compatible with maintaining the independence of PricewaterhouseCoopers LLP and concluded that such independence has been maintained.

We have not yet retained a firm to act as our independent registered public accounting firm for the year ended December 31, 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial statements and financial statement schedule filed as part of this report

1.                 The following financial statements, together with the Report of Independent Auditors and Notes to Consolidated Financial Statements, are filed as part of this report:

(a)          Consolidated Balance Sheets at December 31, 2004 and 2003

(b)         Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

(c)          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(d)         Notes to Consolidated Financial Statements

2.                 Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002, is filed as part of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits

Exhibits

Exhibit Number	Description of Document	Method of Filing
2.1	Asset Purchase Agreement, dated as of September 9, 2004, by and between Specialized Transportation Agent Group, Inc. and North American Van Lines, Inc.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
2.2	Stock Purchase Agreement, dated as of November 9, 2004, by and among North American International Holding Corporation; SIRVA Worldwide, Inc.; and Standard Federal Bank, N.A.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
3.3	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Previously filed as Exhibit 3.3 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
4.1	Indenture, dated as of November 19, 1999, among North American Van Lines, Inc., State Street Bank and Trust Company and the subsidiary guarantors party thereto	Previously filed as Exhibit 4.1 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.

4.2	13 3/8% Senior Subordinated Note due 2009	Previously filed as Exhibit 4.2 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
4.3	Supplemental Indenture, dated as of November 19, 2003, among North American Van Lines, Inc., U.S. Bank National Association and the outstanding guarantors thereto	Previously filed as Exhibit 4.4 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
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
10.10(a)

First Amendment, dated as of December 8, 2004 and effective as of December 23, 2004, to Credit Agreement, dated as of December 1, 2003, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.10(b)

Second Amendment, dated as of March 28, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 1, 2005 and incorporated herein by reference.
10.10(c)

Third Amendment, dated as of June 29, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed July 1, 2005 and incorporated herein by reference.
10.10(d)

Fourth Amendment, dated as of September 29, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.
10.10(e)

Fifth Amendment, dated as of November 14, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed November 17, 2005 and incorporated herein by reference.

10.11

Acknowledgement and Confirmation, dated as of December 8, 2004 and effective as of December 23, 2004, of SIRVA, Inc., SIRVA Worldwide, Inc. and certain of their subsidiaries, with respect to the First Amendment to Credit Agreement

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.12

Indemnification Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, North American Van Lines, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership

Previously filed as Exhibit 10.6 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.13	Consulting Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, and North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.7 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.14	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among SIRVA, Inc., North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.17 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.
10.15	Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.8 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.16

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
10.18

Guaranty and Collateral Agreement, dated as of November 19, 1999, made by NA Holding Corporation, North American Van Lines, Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as collateral agent and administrative agent

Previously filed as Exhibit 10.4 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.

10.19

Common Stock Purchase Warrant No. 1, dated as of November 19, 1999, for 87,480 shares of NA Holding Corporation’s Common Stock, issued in the name of NFC International Holdings (Netherlands II) BV, now known as Exel International Holdings (Netherlands 2) BV

Previously filed as Exhibit 10.5 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.20	Loan Agreement, dated as of November 19, 1999, between NA Holding Corporation, Blue Ridge Investments, LLC and The Chase Manhattan Bank.	Previously filed as Exhibit 10.23 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.21

First Amendment, dated as of February 16, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., formerly known as NA Holding Corporation (now known as SIRVA, Inc.), Blue Ridge Investments, LLC, and Chase Securities Inc.

Previously filed as Exhibit 10.24 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.22	Second Amendment, dated as of April 14, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.25 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.23	Third Amendment, dated as of June 23, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.26 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.24	Fourth Amendment, dated as of October 11, 2000, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.27 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.25	Fifth Amendment, dated as of January 10, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.28 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.26	Sixth Amendment, dated as of April 5, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.29 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.27	Seventh Amendment, dated as of June, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.30 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.28	Eighth Amendment, dated as of October 2, 2001, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and Chase Securities Inc.	Previously filed as Exhibit 10.31 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.29

Ninth Amendment, dated as of January 2, 2002, to the Loan Agreement dated as of November 19, 1999, among Allied Worldwide, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc., formerly known as Chase Securities Inc.

Previously filed as Exhibit 10.32 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.30	Tenth Amendment, dated as of April 2, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.33 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.31

Eleventh Amendment, dated as of July 1, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., formerly known as Allied Worldwide, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.

Previously filed as Exhibit 10.34 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.32	Twelfth Amendment, dated as of July 29, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.35 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.33	Thirteenth Amendment, dated as of August 14, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.36 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.34	Fourteenth Amendment, dated as of September 10, 2002, to the Loan Agreement dated as of November 19, 1999, among SIRVA, Inc., Blue Ridge Investments, LLC, and J.P. Morgan Securities Inc.	Previously filed as Exhibit 10.37 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
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

10.37

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
10.38

Third Amended and Restated Warehousing Credit and Security Agreement, dated as of September 30, 2002, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, and Washington Mutual Bank, FA, as a lender, lead arranger and agent, and National City Bank of Kentucky, as documentation agent.

Previously filed as Exhibit 10.36 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
10.39

First Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of April 28, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.37 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
10.40

Second Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of June 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.38 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
10.41

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
10.42

Fourth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of October 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and Colonial Bank, N.A.

Previously filed as Exhibit 10.40 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.

10.43

Fifth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated June 18, 2004, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and the lenders party thereto

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.44	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership	Previously filed as Exhibit 10.22 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.45	SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.42 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.46	Form of Stock Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.47	SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.48	First Amendment to the SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.49	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.50	Form of Other Investor Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.48 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.51	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.52	SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.53	First Amendment to the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.54	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.55	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of August 1, 2004	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.56(a)	SIRVA, Inc. Management Incentive Plan	Previously filed as Exhibit 10.52 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.56(b)	2005 SIRVA, Inc. Management Incentive Plan	Filed herewith.
10.57(a)	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.57(b)	Amendment No. 1 to the Employment Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.58(a)	Letter Agreement, dated December 6, 2002, by and between SIRVA, Inc. and Joan E. Ryan	Previously filed as Exhibit 10.55 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
10.58(b)	Separation Agreement, dated January 21, 2005, by and between SIRVA, Inc. and Joan E. Ryan	Filed herewith.
10.59(a)	Employment Agreement, dated as of December 5, 1994, by and between Allied Van Lines, Inc. and Michael P. Fergus	Previously filed as Exhibit 10.56 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.59(b)	Independent Contractor Service Agreement and Release, dated as of April 27, 2004, by and between Michael P. Fergus and SIRVA, Inc.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.59(c)	Letter Agreement, dated March 1, 2004, by and between Michael P. Fergus and SIRVA, Inc., with respect to termination of employment	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.

10.60	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.61	Letter, dated May 18, 2004 and effective July 1, 2004, from SIRVA, Inc. to Michelle Guswiler, with respect to offer of employment	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.62	Letter, dated July 28, 2004 and effective October 1, 2004, from SIRVA, Inc. to Allen Chan, with respect to offer of employment	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.63	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K filed September 21, 2005 and incorporated herein by reference.
10.64	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Ann M. Harten	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K filed September 21, 2005 and incorporated herein by reference.
10.65	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford	Filed herewith.
10.66	Letter Agreement, dated as of October 12, 2005, by and between SIRVA, Inc. and Robert J. Rosing	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K filed October 13, 2005 and incorporated herein by reference.
10.67	Letter Agreement, dated May 30, 2000, by and between Allied Worldwide, Inc. (now SIRVA, Inc.) and Todd W. Schorr	Filed herewith.
10.68	Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.57 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.69	First Amendment, dated as of December 27, 2000, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.58 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.70	Second Amendment, dated as of February 5, 2002, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.59 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.71	Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.60 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.72	First Amendment, dated as of June 20, 2003, to the Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.61 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.73	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.74	Letter, dated April 13, 2004, from Exel Investments Limited to SIRVA, Inc. and Clayton Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.69 to SIRVA, Inc. Form S-1 filed May 7, 2004 and incorporated herein by reference.
10.75(a)	Receivables Sale Agreement, dated as of June 30, 2004, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, LaSalle Bank N.A., and the other Purchasers from time to time party thereto	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.75(b)	Purchase and Sale Agreement, dated as of June 30, 2004, between SIRVA Relocation LLC and SIRVA Relocation Credit, LLC	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.75(c)

Amended and Restated Receivables Sale Agreement, dated December 23, 2004, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, Executive Relocation Corporation, LaSalle Bank National Association, and the other Purchasers from time to time party thereto

Previously filed as Exhibit 99.3 to SIRVA, Inc. Form 8-K filed December 30, 2004 and incorporated herein by reference.
10.75(d)	Amended and Restated Purchase and Sale Agreement, dated December 23, 2004, between SIRVA Relocation LLC, SIRVA Relocation Credit, LLC and Executive Relocation Corporation	Previously filed as Exhibit 99.4 to SIRVA, Inc. Form 8-K filed December 30, 2004 and incorporated herein by reference.
10.75(e)

Waiver and First Amendment to Amended and Restated Receivables Sale Agreement, dated as of March 31, 2005, among SIRVA Relocation Credit, LLC; SIRVA Relocation LLC; Executive Relocation Corporation; General Electric Capital Corporation; and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 5, 2005 and incorporated herein by reference.

10.75(f)

Second Amendment to Amended and Restated Receivables Sale Agreement, dated as of May 31, 2005, among SIRVA Relocation Credit, LLC; SIRVA Relocation LLC; Executive Relocation Corporation; General Electric Capital Corporation; The CIT Group/Business Credit, Inc.; and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed June 2, 2005 and incorporated herein by reference.
10.75(g)

Waiver and Third Amendment to Amended and Restated Receivables Sale Agreement, dated as of June 30, 2005, among SIRVA Relocation Credit, LLC; SIRVA Relocation LLC; Executive Relocation Corporation; General Electric Capital Corporation; The CIT Group/Business Credit, Inc.; and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed July 1, 2005 and incorporated herein by reference.
10.75(h)

Waiver and Fourth Amendment to Amended and Restated Receivables Sale Agreement, dated as of September 30, 2005, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association (“LaSalle”), as purchasers, and LaSalle as agent.

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.
10.75(i)

Waiver and Fifth Amendment to Amended and Restated Receivables Sale Agreement, dated as of November 14, 2005, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association (“LaSalle”), as purchasers, and LaSalle as agent.

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed November 17, 2005 and incorporated herein by reference.
10.76(a)

Agreement for the Sale and Purchase of the Shares in midiData Logistik GmbH, North American (UK) Ltd. and SIRVA Netherlands BV, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.

Filed herewith.
10.76(b)	Amendment and Settlement letter, dated January 31, 2005, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.	Filed herewith.
10.77	Asset Purchase Agreement, dated as of July 14, 2005, by and between NAL Worldwide LLC and North American Van Lines, Inc.	Filed herewith.

10.78	Purchase Agreement, dated as of September 21, 2005 by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.
10.79

Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Asia Pacific) Pty Limited, SIRVA Worldwide, Inc., IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
10.80	Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Australia) Pty Limited, SIRVA Worldwide, Inc., IM New Zealand Holdings ULC and Iron Mountain Incorporated.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
14.1	2003 SIRVA, Inc. Guide to the Code of Business Conduct	Previously filed as Exhibit 14.1 to 2003 Form 10-K of SIRVA, Inc. and incorporated herein by reference.
14.2	2004 SIRVA, Inc. Guide to the Code of Business Conduct	Filed herewith.
21	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.
By:	/s/ Brian P. Kelley
Name: Brian P. Kelley
Title: President and Chief Executive Officer
November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Brian P. Kelley	Director, President and Chief Executive Officer	November 21, 2005
Brian P. Kelley	(principal executive officer)
/s/ James W. Rogers	Director and Chairman of the Board of Directors	November 21, 2005
James W. Rogers
/s/ Kathleen J. Affeldt	Director	November 21, 2005
Kathleen J. Affeldt
/s/ Frederic F. Brace	Director	November 21, 2005
Frederic F. Brace
/s/ Robert J. Dellinger	Director	November 21, 2005
Robert J. Dellinger
/s/ Jeremy Mackenzie	Director	November 21, 2005
Jeremy Mackenzie
/s/ Axel Rückert	Director	November 21, 2005
Axel Rückert
/s/ Richard J. Schnall	Director	November 21, 2005
Richard J. Schnall
/s/ Carl T. Stocker	Director	November 21, 2005
Carl T. Stocker
/s/ Irving B. Yoskowitz	Director	November 21, 2005
Irving B. Yoskowitz
/s/ Ronald L. Milewski	Senior Vice President and	November 21, 2005
Ronald L. Milewski	Acting Chief Financial Officer
(principal financial officer)
/s/ Dennis M. Thompson	Vice President, Corporate Controller	November 21, 2005
Dennis M. Thompson	(principal accounting officer)