Form 10-K/A
period 2004-12-31
SIRVA INC
filed 2007-01-17
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to SIRVA, Inc.’s (“we,” “our,” “us,” or the “Company”) Annual Report on Form 10-K for its fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on November 22, 2005 (the “2004 Form 10-K”), amends and restates Items 1, 6, 7, 8, 9A, 10 and 15 in the 2004 Form 10-K. We are filing this Form 10-K/A to restate our consolidated financial statements for the 2004, 2003 and 2002 fiscal years and the consolidated financial information for the 2001 and 2000 fiscal years to correct accounting errors. The most significant error was to the balance sheet, which resulted from not attributing certain goodwill and trade names, and associated deferred tax liabilities related to foreign operations to the appropriate foreign entities. As a result, the Company failed to translate the balances using the applicable foreign currency translation rates. In addition, the Company used incorrect foreign currency translation rates for goodwill and intangible assets related to other foreign operations. After appropriately attributing deferred tax liabilities to the foreign entities, the Company determined an additional valuation allowance against its U.S. deferred tax asset was necessary in fiscal 2001, which was released and increased the income tax benefit in fiscal 2002. The total impact on the consolidated statements of operations from all of the adjustments is summarized below:

	Year Ended December 31,
	2004	2003	2002
	(In millions, except earnings per share)
Operating revenues	$5.6	$2.9	$1.2
Gross margin	—	0.8	0.6
Operating income (loss) from continuing operations	(1.6)	(1.1)	0.2
Income (loss) from continuing operations	(0.7)	(0.1)	18.1
Loss from discontinued operations	(0.2)	(0.1)	(0.1)
Net income (loss)	(0.9)	(0.2)	18.0
Diluted earnings per share:
Continuing operations	$(0.01)	$0.01	$0.34
Discontinued operations	$—	$(0.01)	$—
Net income (loss)	$(0.01)	$—	$0.34

For a more detailed discussion of the corrections and their effects on the consolidated financial statements, see Note 2 “Restatement” to the consolidated financial statements in Item 8 of this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2004 Form 10-K. However, this Form 10-K/A only amends and restates the items described above to reflect the effects of the restatement and no other disclosures presented in the 2004 Form 10-K have been restated or updated. Accordingly, this amendment is not intended to update other information presented in the annual report as originally filed, and except for the foregoing amended information, this Form 10-K/A speaks as of November 22, 2005 (the filing date of the 2004 Form 10-K). This Form 10-K/A does not reflect events occurring after the filing of the 2004 Form 10-K and does not restate or update those disclosures affected by subsequent events. Forward-looking statements made in the 2004 Form 10-K have not been revised to reflect events, results or developments that have become known to us after the date of the filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context.

When we refer to “SIRVA”, “our company”, “the Company”, “our”, “we” or “us”, we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

ITEM 1.                BUSINESS

General

Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.sirva.com and can be found by clicking on “Investors” or “For Investors” and then “SEC Filings.” Our SEC filings are available as soon as reasonably practicable after we electronically submit this material to the SEC. Last year, we filed our annual Chief Executive Officer certification, dated June 1, 2004, with the New York Stock Exchange. Attached as exhibits to this Form 10-K/A, you will find certifications of our Chief Executive Officer and Chief Financial Officer as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

We are also a world leader in handling the movement of household goods. We operate in more than 40 countries under well-recognized brand names, including Allied®, northAmerican®, and Global® in North America; Pickfords, Hoults and Allied Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Allied Arthur Pierre in Belgium, Luxembourg, and France; Allied Varekamp in the Netherlands; Rettenmayer in Germany and Allied Pickfords in the Asia Pacific region. Our moving services for corporate, military/government and consumer clients are provided through our worldwide proprietary agent network. In North America, we provide moving services through our branded network of 735 agents who own the trucks and trailers used in moves and are responsible for the packing, hauling, storage and distribution of household goods. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. Outside of North America, we provide moving services through a network of company-operated, agent-owned and franchised locations in Europe and the Asia Pacific region.

We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. Our relocation and moving services are provided by a team of more than 6,000 employees around the world.

Historical Development

We were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership (“Fund V”) and our largest stockholder, to acquire North American Van Lines, Inc. in March 1998. North American Van Lines, originally organized in 1933, is one of the leading providers of household goods moving services in North America. We then acquired the Allied Van Lines, Inc. (“Allied”) and the Pickfords and Allied Pickfords businesses from Exel Investments Limited (formerly NFC plc) in November 1999. Allied is a leading provider of household goods moving services in North America, and the Pickfords and Allied Pickfords brands operate in Europe and the Asia Pacific region. The combination of North American Van Lines, Allied Van Lines, Pickfords and Allied Pickfords created one of the largest household goods moving companies globally. As we expanded our moving services footprint, we identified a significant opportunity to leverage our services to become a leading provider of comprehensive relocation solutions for our corporate moving customers. To take advantage of this opportunity, in 2002, we received additional capital from Clayton, Dubilier & Rice Fund VI Limited Partnership, a Cayman Islands exempted limited partnership (“Fund VI”), to acquire the relocation services businesses of Cooperative Resource Services, Ltd. (“CRS”). We acquired Rowan Simmons Relocation Ltd. later in 2002, which in combination with CRS, established the basis for the Global Relocation Services segment.

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

Revenue from continuing operations	Type of Business— Region(3)	Acquisition Date	Restated(1) 2004	Restated(1) 2003	Restated(1) 2002
North American Van Lines, Allied Van Lines, Pickfords and Allied Pickfords	MS—NA, EU, AP	March 1998 and November 1999	$1,712.3	$1,578.4	$1,507.8
Percentage change from prior year			8.5%	4.7%	(11.5)%
Cooperative Resource Services (CRS)	RS—US	May 2002	1,449.5	988.0	455.3
Rowan Simmons(2)	RS—EU	July 2002	9.0	8.3	3.2
Core Relocation Services Business			1,458.5	996.3	458.5
Insurance Services	NS—US	November 1999	119.9	95.7	74.7
Fleet and Driver Services	NS—US	March 1998	52.9	52.0	43.5
Core Network Services Business			172.8	147.7	118.2
National Association of Independent Truckers (NAIT)	NS—US	April 2002	24.2	21.6	9.3
Maison Huet	MS—EU	June 2002	9.2	8.5	4.8
Scanvan (Kungsholms, Adams, MajorTrans)	MS—EU	June 2003	57.6	37.0	—
PRS Europe NV	RS—EU	December 2003	4.1	—	—
Move-Pak	NS—US	December 2003	14.0	—	—
Relocation Dynamics, Inc. (RDI)	RS—US	March 2004	3.5	—	—
Rettenmayer(2)	MS—EU	April 2004	16.5	—	—
D.J. Knight & Co., Ltd. (DJK)	RS—US	September 2004	2.0	—	—
Executive Relocation Corporation (ERC)	RS—US	December 2004	1.2	—	—
Total SIRVA			$3,475.9	$2,789.5	$2,098.6

(1)                SIRVA’s financial statements contained within this report have been restated to reflect the correction of errors in previously issued financial statements. For a full explanation of the restatement, together with the circumstances and processes surrounding the restatement, please refer to Item 7, Management’s Discussion and Analysis of Financial Results, Note 2 in the consolidated financial statements contained in Item 8 and in Management’s Assessment of Internal Controls located in Item 9A of this annual report on Form 10-K/A.

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

Our goal is to meet the needs of transferees with a full suite of customer-focused, innovative service offerings. These services include:

Home Sale.   On behalf of our corporate customers, we manage the appraisal process and arrange for the sale of a transferring employee’s home. In most cases, we provide an advance on the equity in the home enabling the employee to purchase a new home before the existing home is sold. In addition, under some programs, if an employee’s home is not sold within a specified time frame, we purchase the home based on an objective appraised value and continue to market the property until it is sold. We provide these services under two different product offerings. Under a traditional model, we provide all services on a cost plus basis, and any loss on the home sale and all holding costs incurred while the house is “in inventory” are borne by the corporate customer. Under a “fixed fee” model, we provide all of these services to our U.S. corporate customers for a fixed fee, set as a percentage of the transferee’s home value.

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

Agent Network.   We have developed long-term relationships with our branded agent network, which on an individual basis have often extended to a multi-generation affiliation with us. Our relationship with the agent network is governed by an agency contract that defines the terms and conditions of the agents’ exclusive representation of us in all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, which typically extend from 3 to 15 years in duration, with selected agents. Our long-term contracts provide security to both parties and ensure us long-term representation and operating revenues in key markets. We have long-term contracts in place with agents who represent approximately 81% of the 2004 operating revenues for our Moving Services North America business. Our Allied agents have been included within this classification of agents with long-term contracts. In May 2005, a new three-year contract was signed by more than94% of our Allied agents representing 96% of the transportation revenue. As a result of these arrangements, we have historically experienced relatively low agent turnover. No single agent accounted for more than 4% of our operating revenues for our Moving Services North America business in 2004.

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

Insurance Services

Through Transguard Insurance Company of America, Inc. (“TransGuard”), we offer U.S. insurance services, such as auto liability, occupational accident, physical damage, worker’s compensation and inland marine coverages to moving agents, small fleet owners, and owner-operators. Due to the historical relationship with our moving services companies, TransGuard has focused on insurance services that meet the needs of our U.S. fulfillment network. We have used the market knowledge acquired from serving our network to extend insurance offerings to non-affiliated agents, drivers and small fleet owners. The acquisition of the National Association of Independent Truckers (“NAIT”) in April 2002 opened up a new customer channel of independent owner-operators. Our insurance products are distributed primarily through a network of third-party insurance brokers. In November 2004, we discontinued our small fleet program, as this business offered unacceptable returns on invested capital. For the year ended December 31, 2004, this unit represented $19.3 million, or 12.5%, of operating revenue for our Network Services segment. As discussed below in “Disposal Plan,” we entered into a definitive agreement on September 21, 2005 to sell our U.S. insurance operations.

NAIT

NAIT is an association of independent owner-operators, fleet owners, couriers and limo drivers. In exchange for annual membership dues, NAIT offers access to a broad array of services, designed to improve the profitability and quality of life of the independent driver. These services include fuel and tire discounts, emergency breakdown assistance, calling cards and overnight delivery. TransGuard also offers NAIT members a range of insurance services. Since we acquired NAIT in April 2002, we have been successful in selling its services both to our network and to non-affiliated customers. Membership has grown from approximately 10,700 in April 2002, when we acquired NAIT, to approximately 32,000 at December 31, 2004. NAIT membership has declined slightly to approximately 30,000 during 2005 due in part to the ratings downgrade actions taken by A. M. Best.

Fleet Services and Group Purchasing

We use the scale of our fulfillment network to offer our own, as well as non-affiliated, agents and drivers discount purchase programs and emergency breakdown assistance through a nationwide network of independent repair centers to meet their needs when on the road. Historically, we have also offered tractor/trailer maintenance and repair services through Fleet Services Operations in two owned facilities in Fontana, California and Fort Wayne, Indiana. We sold the Fontana facility in the second quarter of 2004 and the Fort Wayne facility in the first quarter of 2005 (see “Disposal Plan” below). In early 2005, we transferred the group purchasing and emergency breakdown assistance activities into the Moving Services North America business segment, leaving the Network Services business segment to consist of solely U.S. insurance related activities and NAIT.

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

On October 14, 2005, we entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd., IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell our Australian and New Zealand operations of Pickfords Records Management, part of our Moving Services Europe and Asia Pacific segment.

The completion of our 2004 Disposal Plan, combined with the 2005 transactions referenced above, completes a strategic restructuring that allows us to focus on our Relocation Redefined® business model.

Discontinued Operations

Each of the above referenced divested business units were identifiable components of our company, as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of our business. As a result of the Disposal Plan, the assets and liabilities of HVP, STEU and TS were classified as held for sale at September 30, 2004, and the results of these businesses have been reported in discontinued operations in our consolidated financial statements for all periods presented in which they were owned. As part of the classification of these businesses as discontinued operations, general corporate overhead expenses, that were previously allocated to these businesses but will remain after their disposal, have been reclassified to other segments in our consolidated financial statements for all periods presented.

As a result of the Board of Directors’ approval in the first quarter of 2005 to sell Fleet Service, Blanketwrap and Flatbed operations, the assets and liabilities of those businesses will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations beginning in our first quarter 2005 consolidated financial statements for all periods presented.

As a result of the Board of Directors’ approval in the third quarter of 2005 to sell our U.S. insurance related businesses and the Australia and New Zealand operations of Pickfords Records Management, the assets and liabilities of these businesses will be reclassified as held for sale, and the results of these businesses will be reported in discontinued operations beginning in our third quarter 2005 consolidated financial statements for all periods presented.

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

In Europe, including the United Kingdom, we hold operator licenses and international transport licenses in 11 of the countries in which we run trucks. Across Europe, we are required to comply with data protection legislation to ensure the safe guarding of customers’ information. In the United Kingdom since January 2005, we are authorized and regulated under the Financial Services Authority in order to sell insurance-style products to our customers. In the United Kingdom, SIRVA Conveyancing Limited is licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of real property. Operating licenses are not required in all European countries in which we operate. Operating licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence concerning their management of the business’s fleet of vehicles. In the United Kingdom and continental Europe, we hold licenses for bonded warehouses at certain major ports of entry in connection with our receipt of imported goods.

In the Asia Pacific region, we hold various commercial vehicle licenses. In Australia, we hold licenses for international relocation for our customs, quarantine and air freight operation and to store dangerous goods in connection with our management and operation of gas refueling tanks. We are licensed under Australia’s Financial Services Reform Act to comply with a 2004 requirement that applies to our sale of insurance-style products within our moving business. In New Zealand, we hold a goods service license to operate as a removalist, licenses for bonded warehouses at major ports of entry in connection with our receipt of imported goods, and government approvals in connection with our establishment as a customs bonded area and an approved facility for exams.

TransGuard and our other insurance subsidiaries such as The Baxendale Insurance Company Ltd., which is part of our Moving Services Europe and Asia Pacific segment, are subject to extensive supervision and regulation by insurance regulators in their respective jurisdictions, including regulations limiting the transfer of assets, loans or the payments of dividends from such insurance subsidiaries to their affiliates, including us. Such regulation could limit our ability to draw on these insurance subsidiaries’ assets to repay our indebtedness.

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

Environmental Matters

Our facilities and operations are subject to environmental laws and regulations in the various foreign, U.S., state and local jurisdictions in which we operate. These requirements govern, among other things, discharges of pollutants into the air, water and land, the management and disposal of solid and hazardous substances and wastes and the cleanup of contamination. In some parts of Europe, we are subject to regulations governing the extent to which we recycle waste. Some of our operations require permits intended to prevent or reduce air and water pollution and these may be reviewed, modified or revoked by the issuing authorities.

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

We have also been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), or similar state statutes. Based on all known information, we estimate that the cost to resolve liability at these sites would not be materially or significantly larger than the reserves established. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur unanticipated costs, however, if additional contamination is found at these sites or if we are named as a PRP in other proceedings.

Based on our assessment of facts and circumstances now known, management believes it is unlikely that any identified environmental matters, either individually or in aggregate, will have a materially adverse effect on our financial position, results of operations or liquidity. As conditions may exist on our properties related to environmental problems that are latent or as yet unknown, however, there can be no assurance that we will not incur liabilities or costs, the amount and significance of which cannot be reliably estimated at this time.

Trademarks

We have registered the marks SIRVA®, northAmerican®, Allied®, Relocation Redefined®, Home Touch!® and Worldtrac®. Other brand or product names used in this report are trademarks or registered trademarks of their respective companies.

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

Business Risks

If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results could be materially and adversely affected. The trading price of our common stock could decline. In addition, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

Material weaknesses in internal control over financial reporting resulted in a restatement of our financial statements, and the transitional changes to our control environment may be insufficient to effectively remediate these deficiencies.

Management has identified a number of material weaknesses in our internal control over financial reporting. As a result of these weaknesses, we have restated our audited consolidated financial statements for the years ended December 31, 2002, 2003 and 2004, the financial data for 2000 and 2001, as well as our unaudited condensed consolidated financial information for the quarters ended March 31, June 30, September 30 and December 31, 2004 and 2003. Although we have begun to remediate these weaknesses by implementing changes to our control environment, the process is not yet complete. Consequently, there remains a risk that the transitional procedures on which we currently rely will fail to be sufficiently effective to assess the effectiveness of our internal controls. The ineffectiveness of these remedial measures, or a delay in their implementation, could affect the timing of our future filings with the SEC or other regulatory authorities. See Item 9A, “Controls and Procedures” for a further discussion on these matters.

Because we have not filed our annual report for the year ended December 31, 2004, or any of our quarterly reports in 2005 on a timely basis with the SEC and with the insurance regulatory commissions, we may suffer adverse business consequences, including the delisting of our common stock by the New York Stock Exchange, suspension of our authority to conduct our insurance business, defaulting on our credit facilities, loss of customers and a loss of liquidity.

We have not filed any of our periodic reports with the SEC on a timely basis since we last filed our quarterly report on Form 10-Q for the quarter ended September 30, 2004. As a result, we have had to amend the covenants in both our credit agreement and our receivables sale agreement to provide us with more time to make these filings. If we cannot meet these extended deadlines for filing our quarterly reports for 2005, we will have to seek further amendments and waivers. Although we have previously received such amendments and waivers, we cannot give assurance that we will be able to do so again.

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

Furthermore, our continued failure to timely file our quarterly and annual reports for 2005 exposes us to the risk that the New York Stock Exchange (the “NYSE”) may delist our common stock from trading. If our common stock were delisted from trading on the NYSE, investors would be adversely affected because our common stock would be less liquid.

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

The occurrence of any of these events, or other unanticipated events resulting from our failure to timely file our quarterly and annual reports in 2005, could harm our overall business and financial results.

Our insurance operations expose us to some of the risks of the insurance industry.

As part of our Network Services segment, we have a wholly-owned subsidiary TransGuard, which is an insurance company organized under the laws of Illinois. The potential for growth of our Network Services business may be offset by the risks of engaging in the insurance business. Investment returns are an important part of the overall profitability of our insurance business, and therefore, fluctuations in the fixed income or equity markets could have a materially adverse effect on our results of operations. Our investment returns are also susceptible to changes in the general creditworthiness of the specific issuers of debt securities and equity securities held in our portfolio. Where the credit rating of an issuer falls so low that we are forced to dispose of our investment, we may realize a significant loss on our investment.

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

TransGuard is a party to reinsurance agreements pursuant to which it cedes the liabilities under a portion of its issued insurance policies. These agreements may be terminated by the reinsurer upon notice or upon a change of control of our insurance subsidiary. If any of these reinsurance agreements are terminated, we cannot assure you that we can replace them on short notice or on favorable terms, in which case our exposure to claims under the underlying policies would be increased. Endurance Re, with whom we have a quota-share agreement on workers’ compensation for 80% of the first $1.0 million of exposure, recently cancelled the agreement and we agreed an effective cancellation date of September 23, 2005 due to our claims loss development and the recent downgrades by A.M. Best described below. Upon cancellation of the Endurance Re agreement, its coverage still applies to existing policies in-force and also any policies for which we are obligated to offer renewal due to our inability to comply with cancellation notification periods. For any new business or renewals that do not fit the condition previously described, we have entered into a reinsurance agreement with three participating carriers for losses of $0.75 million in excess of $0.25 million to limit our exposure for our workers’ compensation program.

On September 21, 2005, we announced a definitive agreement to sell the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group to IAT Reinsurance Company Ltd. (“IAT”). At that time, we also announced that an affiliate of IAT will provide a cut-through endorsement for all lines of business, including workers’ compensation (excluding the small fleet program) to provide TransGuard’s customers with A- rated paper through closing of the transaction. The Hanover 100% quota share arrangement, previously put in place, will be replaced with the cut-through endorsement arrangement. Both the signing of the definitive agreement and the cut-through are intended to mitigate the marketability risk caused by the A.M. Best downgrades. Customers may react unfavorably to these arrangements and opt to move their insurance coverage to another provider.

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

After the April 2005 downgrade, to reduce the impact of the rating action on its customers, TransGuard entered into two new arrangements. As a solution for its customers doing business with the military, TransGuard entered into an agreement with Avalon Risk Management to place the military portion of its Moving and Storage line with Lincoln General Insurance Company, part of the Kingsway Financial Group. We entered into a contract with Hannover Reinsurance Ltd. (“Hannover”) and E & S Reinsurance Ltd. (“E & S”) as of June 1, 2005, reinsuring our net retention for all lines other than workers’ compensation and transportation services. Hannover, rated A by A.M. Best, assumes 100% of TransGuard’s business risk on a first-dollar basis for coverage provided to the members of NAIT and for the moving and storage (non-military) business. We received approval by the Illinois Department of Financial and Professional Regulation, Department of Insurance (“DOI”) on September 29, 2005, and we are in the process of commutation with Hannover for a final payment amount of $2.1 million. Customers may react unfavorably to these arrangements and opt to move their insurance coverage to another provider.

We are subject to litigation and governmental investigations as a result of our operations.

We are subject to litigation resulting from our operations, including litigation resulting from accidents involving our agents and drivers. These accidents have involved, and in the future may involve, serious injuries or the loss of lives. This litigation may result in liability to us or harm our reputation. While the impact of this litigation has been immaterial to our operations and financial condition, there can be no assurance that its impact will not be material in the future.

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

Furthermore, we are the subject of a securities class action filed in November 2004 on behalf of all persons who acquired our common stock between November 25, 2003, and November 9, 2004, as well as a second lawsuit brought by an individual plaintiff against us and certain of our directors and officers. Each complaint alleges, among other things, that we made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. Each case is in the preliminary stages. The outcome of each is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to either lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in either case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

For a more detailed discussion of these and other legal proceedings, see Item 3, “Legal Proceedings” below.

Our ability to engage in certain businesses may be impaired by the regulatory investigations described above.

The regulatory investigations described above may reduce the willingness of counterparties to engage in business with us. Uncertainty concerning the ultimate outcome of these actions and proceedings may also make our products and services less attractive in the marketplace. In addition, as discussed in Item 3, “Legal Proceedings,” we are under a formal investigation by the SEC related to our January 31, 2005, earnings guidance.

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

We had net losses of $69.1 million, $39.7 million and $21.9 million for the years ended December 31, 2004, 2001 and 2000, respectively. We cannot assure you that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

At December 31, 2004, we have total outstanding debt of $681.4 million and stockholders’ equity of $402.0 million. We may incur additional debt in the future, which would result in a greater portion of our cash flow from operations being dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes.

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

In addition, our senior secured credit facility imposes deadlines for providing our annual and quarterly financial statements to our lenders. Unless we further amend the terms of our senior secured credit facility, our failure to timely provide our lenders with annual and quarterly financial statements would result in an event of default under the credit facility. Although we have been able to amend our senior secured credit facility in the past to extend these deadlines, we can give no assurance that we will be able to do so in the future.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. There can be no assurance that we would be able to comply with such covenants or restrictions. The breach of these covenants or restrictions could result in a default or cross default under our debt instruments and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of our senior secured lenders to make further extensions of credit under our senior secured credit facility could be terminated. If we were unable to repay our indebtedness to our senior secured lenders, these lenders could proceed against the collateral securing that indebtedness.

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

We may not be able to recruit and retain a sufficient number of agents, representatives or owner-operators to carry out our growth plans.

Our Moving Services North America operations rely on the services of agents to market our services and to act as intermediaries with customers, and on agents and owner-operators to provide a significant portion of our packing, warehousing and hauling services. Although we believe our relationships with our agents and owner-operators are good, we and our agents have had some difficulty obtaining or retaining qualified owner-operators in the past due to industry conditions.

Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 735 agents account for approximately 32% of our moving and storage business in North America. If an agent were to terminate its relationship with us, we might not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business, and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

Owner-operators are independent contractors who own their own trucks and provide hauling and other services. Fluctuations in the economy and fuel prices, as well as a lifestyle that requires drivers to often be away from home from four to eight weeks at a time, create challenges for new entrants to that business. Further, competition for long-haul owner operators is strong among competing moving companies.

We cannot assure you that we will be successful in retaining our agents or owner-operators or that agents or owner-operators that terminate their contracts can be replaced by qualified personnel. A loss in the number of experienced drivers could lead to an increased frequency of accidents, potential claims exposure and result in increased insurance costs. Because agents have the primary relationship with customers, we expect that some customers would terminate their relationship should there be a separation between the agent and ourselves. In addition, a loss of agents could impair our ability to guarantee moving capacity to our relocation customers.

Actions taken by our agents may harm our brands or reputation, or result in legal actions against us.

We believe that our strong brand names, including Allied® and northAmerican®, are among our most valuable assets. Our proprietary network of agents in North America operate their businesses using our brand names and, in the case of most intrastate moves, without our involvement. Our agents are independent third parties with their own financial objectives, and actions taken by them, including breaches of their contractual obligations to us, could harm our brands or reputation or result in legal actions against us. Any negative publicity associated with our agents may affect our reputation and thereby adversely impact our results of operations.

We are a holding company with no significant independent operations and therefore rely on our subsidiaries to make funds available to us.

We are a holding company with no significant independent operations and no significant assets other than the capital stock of our subsidiaries, including SIRVA Worldwide. Therefore, we are dependent upon the receipt of dividends or other distributions from our subsidiaries. Our senior credit facility contains a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the senior credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. In addition, under our senior secured credit facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. Our inability to receive funds from our operating subsidiaries could adversely affect our ability to meet our obligations and to make dividend payments and other distributions to holders of our common stock.

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

We utilize numerous trucks and tractor trailers that are dependent upon fuel in the performance of day to day services in the household goods and office moving lines of our business, which are parts of our Moving Services North America and Moving Services Europe and Asia Pacific segments. We often employ the services of third-party transportation providers, particularly owner-operators in the U.S. domestic moving business, who also depend on fuel and as a result are subject to variations in fuel prices. We cannot assure you that fuel prices will remain stable, or that supplies of fuel will always be available. Should costs escalate, we may be unable to fully recover the cost increase by increasing the price for our services. Third parties who provide transportation services to us may be unwilling to continue to do so without an increase in compensation. As a result, our operating margins could decrease, thereby adversely affecting our profitability.

Contingent or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances and the cleanup of contaminated sites. In certain European locations, we are required to recycle specified portions of our waste products. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for, investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See “Environmental Matters” above.

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

Our owner-operators are currently not considered to be employees by taxing and other regulatory authorities. Should these authorities change their position and consider our owner-operators to be our employees, our costs related to our tax, unemployment compensation and workers’ compensation obligations could increase significantly.

From time to time, certain parties, including the Internal Revenue Service, state authorities and the owner-operators themselves, have sought to assert that owner operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner operators to be independent contractors. We cannot assure you that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner operators were deemed to be employees, our costs related to tax, unemployment compensation, and workers’ compensation could increase significantly. In addition, these changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

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

A large portion of our operating revenues are from operations outside of the United States. These operating revenues are denominated in the local currency of the country in which our international subsidiaries own their primary assets. Although the majority of expenses are incurred in the same currency in which corresponding operating revenues are generated, we are exposed to fluctuation in foreign currencies in the translation of the applicable currencies into U.S. dollars. We utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations; however, any appreciation in the value of the U.S. dollar relative to these currencies could have an adverse effect on us.

ITEM 2.                PROPERTIES

We lease executive and administrative office space at our headquarters at 700 Oakmont Lane, Westmont, Illinois. We also own executive and administrative office space at 5001 U.S. Highway 30 West, Fort Wayne, Indiana. We also own or lease major facilities in Mayfield Heights, Ohio, used by our relocation services operations; in Canada, used by Moving Services North America; and throughout Europe, Australia and New Zealand, each used by Moving Services Europe and Asia Pacific; and own or lease facilities at significant Global Relocation Services and Moving Services locations in many countries throughout the world. All the other properties used in our operations consist of freight forwarding offices, administrative offices and warehouse and distribution facilities.

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

ITEM 3.                LEGAL PROCEEDINGS

Suit Against Insurers

We were a defendant in a personal injury suit resulting from a 1996 accident involving one of our agent’s drivers. The case was tried in 1998, and we were found liable. After appeals, a final judgment of $15.2 million was rendered in 2002, which has been fully paid. After insurance payments and reimbursements, we have paid $7.6 million, which we believe is fully reimbursable by insurance; however, TIG Insurance Co. (“TIG”), one of our excess insurers, filed suit against us, one of our subsidiaries and several other parties in the 191st Judicial District of Dallas County, Texas in September 2002, contesting TIG’s coverage obligation and seeking declaratory judgment. We filed a counterclaim against TIG, seeking reimbursement for all remaining amounts that we paid in satisfaction of the judgment and associated costs and expenses. We filed a motion for summary judgment in August 2003, and in December 2003, the court rendered a judgment awarding us $2.4 million plus interest and attorneys’ fees. We recorded an amount receivable to reflect this judgment at December 31, 2003. TIG filed an appeal with the Fifth Court of Appeals in Dallas, Texas, and we filed a cross-appeal. The appeals court issued a decision on

August 26, 2005, and lowered the trial court’s award to $0.3 million, plus interest and attorneys’ fees.We adjusted the amount receivable at December 31, 2004, to reflect the reduced award.

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

The revenues that we derived from our international military business during the years ended December 31, 2004, 2003 and 2002, were small and declining, representing less than 2% of our consolidated operating revenues in 2002, and declining to less than 1% in 2004. While the investigation is ongoing and potentially exposes us to potential criminal, civil and administrative penalties, it is difficult to predict its outcome with certainty at this time before the government makes its decisions and advises us of them.

For the year ended December 31, 2004, we incurred legal fees and expenses that were not material in relation to this matter. In addition, we have established a reserve in accordance with the guidelines set forth in SFAS 5 that we consider appropriate in the circumstances. We are also subject to other issues that may be raised by government agencies in connection with our government contracts.

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

Securities Class Action

In November 2004, two purported securities class action complaints were filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. Titled Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, and Hiatt v. SIRVA, Inc., et al., No. 04-CV-7532, both complaints purported to be brought on behalf of all persons who acquired our common stock between November 25, 2003, and November 9, 2004. On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit. On March 29, 2005, the court appointed Central Laborers’ Pension Fund lead plaintiff in the remaining case, and approved its choice of counsel, Milberg Weiss Bershad & Schulman LLP, as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint, retaining the same class period, and alleging, among other things, that defendants had made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. The statements subject to the complaint generally relate to our insurance claims reserves, European operations, and restatement accounts and are said to constitute violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks unspecified damages. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (“Amended Complaint”), a corrected version of which was filed on October 19, 2005. The Amended Complaint adds ten new defendants, including an additional director, the seven underwriters which participated in the initial and secondary public offerings, our independent auditor and our controlling shareholder. The Amended Complaint extends the class period, purporting to be brought on behalf of all those who acquired our common stock between November 25, 2003, and January 31, 2005. It retains all causes of action contained in the prior complaint and adds a new claim against our controlling shareholder for violation of Section 20(a) of the Securities Exchange Act of 1934. The Amended Complaint also contains additional allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through

2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls. The case is in the preliminary stages. The outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

Dr.   Richard Bassin filed a complaint on February 17, 2005, against us and certain of our directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. Bassin v. SIRVA, Inc., et al., No. 05 L 120 (the “Bassin case”). The complaint alleges facts similar to the Central Laborers’ case. On April 28, 2005, all defendants in the Bassin case filed a joint removal petition in the U.S. District Court for the Southern District of Illinois under the Securities Law Uniform Standards Act (“SLUSA”), 15 U.S. C. § 77v.(a). Bassin v. SIRVA, Inc., et al., No. 05-314-GPM. Plaintiffs subsequently filed a motion to remand the case to state court. Defendants later filed a motion to transfer the case to the Northern District of Illinois under 28 U.S. C. § 1404. On October 7, 2005, counsel for the plaintiff withdrew its motion to remand, and counsel for all parties notified the Court of an agreement to transfer the Bassin case to the U.S. District Court of the Northern District of Illinois. The case is in the preliminary stages. The outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.                SELECTED FINANCIAL DATA

We derived our selected consolidated financial data for the years 2000 through 2004 from our financial statements for the periods then ended. As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this annual report, we restated our financial statements for the years ended December 31, 2004, 2003 and 2002 and as discussed in note (b) to the selected financial data below, restated the financial data for the fiscal years 2001 and 2000 and for periods prior to 2000 due to accounting errors.

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

	Years Ended December 31,
	Restated(a)	Restated(a)	Restated(a)	Restated(b)	Restated(b)
	2004	2003	2002	2001	2000
	(Dollars in millions except percentage, share and per share data)
Statement of Operations Data:
Operating revenues from continuing operations(1)
Global Relocation Services	$1,469.3	$996.2	$458.5	$2.1	$1.8
Moving Services North America	1,313.3	1,222.4	1,162.3	1,340.0	1,473.3
Moving Services Europe and Asia Pacific	482.3	401.5	350.2	330.4	323.4
Network Services	211.0	169.4	127.6	84.6	75.2
	3,475.9	2,789.5	2,098.6	1,757.1	1,873.7
Purchased transportation expense(1)	1,217.1	1,111.2	1,042.7	1,195.3	1,306.5
Cost of homes sold	1,232.3	830.8	374.7	—	—
Other direct expense	605.8	453.8	344.2	277.6	284.8
Gross margin from continuing operations	$420.7	$393.7	$337.0	$284.2	$282.4
Operating income (loss) from continuing operations(2)
Global Relocation Services	$27.7	$18.2	$10.3	$(1.5)	$—
Moving Services North America	33.1	37.8	34.7	10.0	0.5
Moving Services Europe and Asia Pacific	6.4	29.3	24.7	25.4	22.9
Network Services	(61.8)	33.5	22.2	18.5	16.5
Corporate	(10.7)	(4.6)	(1.3)	(1.0)	(0.1)
	$(5.3)	$114.2	$90.6	$51.4	$39.8
Income (loss) from continuing operations before cumulative effect of accounting change(2)(3)	$(36.0)	$15.9	$55.7	$(33.9)	$(22.7)
Income (loss) from discontinued operations	(33.1)	(1.6)	(5.2)	(5.5)	0.8
Cumulative effect of accounting change, net of tax(4)	—	—	—	(0.3)	—
Net income (loss)(2)(3)(6)	$(69.1)	$14.3	$50.5	$(39.7)	$(21.9)
Per Share Data(2)(3):
Basic income (loss) per share—continuing operations(5)	$(0.50)	$0.24	$1.01	$(0.88)	$(0.65)
Diluted income (loss) per share—continuing operations	$(0.50)	$0.24	$1.00	$(0.88)	$(0.65)
Basic income (loss) per share—discontinued operations	$(0.46)	$(0.03)	$(0.10)	$(0.13)	$0.02
Diluted income (loss) per share—discontinued operations	$(0.46)	$(0.03)	$(0.10)	$(0.13)	$0.02
Basic net income (loss) per share(5)(6)	$(0.96)	$0.21	$0.91	$(1.02)	$(0.64)
Diluted net income (loss) per share(5)(6)	$(0.96)	$0.21	$0.90	$(1.02)	$(0.64)
Weighted-average common shares outstanding:
Basic	72,122	58,105	51,713	42,308	39,066
Diluted	72,122	59,717	51,832	42,308	39,066
Balance Sheet Data:
Cash and cash equivalents	$72.1	$60.2	$44.1	$32.1	$43.5
Property and equipment	163.6	182.4	171.3	165.3	158.6
Total assets	1,819.1	1,586.3	1,390.0	1,060.3	1,191.9
Short-term debt(7)	129.9	100.5	99.7	68.2	99.1
Long-term debt(8)	551.5	446.3	571.8	505.0	504.8
Total liabilities	1,417.1	1,174.1	1,231.3	1,011.3	1,074.2
Redeemable common stock(9)	—	—	7.6	3.5	10.0
Redeemable junior preferred stock(10)	—	—	30.4	28.3	26.4
Stockholders’ equity(c)	402.0	412.2	120.7	17.2	81.3
Other Data:
EBITDA from continuing operations(11)	$39.0	$116.0	$124.2	$88.9	$82.9
Depreciation and amortization from continuing operations(12)	45.4	38.8	34.3	38.1	42.6
Gross margin as a percentage of operating revenues	12.1%	14.1%	16.1%	16.2%	15.1%

(a)              See Note 2 to the consolidated financial statements contained in Item 8 of this report for a discussion of the restatement.

(b)             The effect of the restatement on the statement of operations for the years ended December 31, 2001 and 2000, respectively, has been summarized in the table below. Such information has been restated for items similar to those described in Note 2 to the consolidated financial statements contained in Item 8 of this report.

	Originally Reported 2001	Previous Restatement 2001	Restated 2001	Originally Reported 2000	Previous Restatement 2000	Restated 2000
	(Dollars in Millions, except per share data)
Operating revenues	$1,772.2	$1,757.1	$1,757.1	$1,854.5	$1,874.1	$1,873.7
Purchased transportation expense	1,210.8	1,195.3	1,195.3	1,286.7	1,306.5	1,306.5
Total direct expenses	1,488.0	1,472.9	1,472.9	1,571.5	1,591.3	1,591.3
General and administrative expenses	227.7	222.7	222.5	229.1	229.2	228.8
Operating income from continuing operations	51.2	51.1	51.4	44.2	39.8	39.8
Loss from continuing operations before cumulative effect of accounting change	(13.3)	(17.0)	(33.9)	(21.9)	(22.7)	(22.7)
Net loss	$(16.9)	$(22.7)	$(39.7)	$(21.9)	$(21.9)	$(21.9)
Basic income (loss) per share—continuing operations	$(0.48)	$(0.48)	$(0.88)	$(0.68)	$(0.66)	$(0.65)
Diluted income (loss) per share—continuing operations	$(0.48)	$(0.48)	$(0.88)	$(0.68)	$(0.66)	$(0.65)
Basic net income (loss) per share	$(0.48)	$(0.61)	$(1.02)	$(0.68)	$(0.64)	$(0.64)
Diluted net income (loss) per share	$(0.48)	$(0.61)	$(1.02)	$(0.68)	$(0.64)	$(0.64)

(c)              A reconciliation of stockholder’s equity, as previously reported to stockholder’s equity, as restated at December 31, 2001 and 2000, respectively, is as follows:

	Previous Restatement 2001	Restated 2001	Previous Restatement 2000	Restated 2000
Stockholder’s equity at December 31, as previously reported	$61.9	$61.9	$94.0	$94.0
Reclassification between redeemable common stock and treasury stock	—	—	(3.9)	(3.9)
Cumulative effect of restatements on stockholder’s equity	(15.1)	(44.7)	(0.8)	(8.8)
Stockholder’s equity at December 31, as restated	$46.8	$17.2	$89.3	$81.3

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

(6)             We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), with effect from January 1, 2002. In accordance with SFAS 142, we no longer amortize goodwill and indefinite-lived intangibles, but rather test such assets at least annually for impairment. We completed the impairment test under the transitional requirements of SFAS 142 and no impairment of goodwill or indefinite-lived intangibles was indicated at that time. However, at September 30, 2004, when we were able to estimate the sale proceeds of the High Value Products Division, we determined that goodwill associated with discontinued operations was impaired. Such impairment resulted from an analysis of expected business unit sale proceeds compared to the carrying value of the underlying assets to be sold. In addition, at December 31, 2004, we determined that goodwill associated with the Network Services segment was impaired. Such impairment resulted from deteriorating operating results during 2004 and the consequences of anticipated additional capital requirements necessary to continue to support operations and maintain insurance ratings. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill and indefinite-lived intangibles amortization for the years ended December 31, 2004 and 2003 is presented below for the periods reported prior to adoption of SFAS 142. Earnings per ordinary share adjusted for goodwill charges is calculated by adding back the goodwill and indefinite-lived intangibles charges to net income and dividing by the weighted-average ordinary shares outstanding for all periods presented.

	Restated
	2001	2000
	(Dollars in millions except per share data)
Net loss	$(39.7)	$(21.9)
Amortization of goodwill and trade names	9.2	9.4
Income tax benefit	(0.4)	(1.5)
Adjusted net loss	$(30.9)	$(14.0)
Basic net loss per share	$(1.02)	$(0.64)
Amortization of goodwill and trade names	0.22	0.24
Income tax benefit	(0.01)	(0.04)
Adjusted basic net loss per share	$(0.81)	$(0.44)
Diluted net loss per share	$(1.02)	$(0.64)
Amortization of goodwill and trade names	0.22	0.24
Income tax benefit	(0.01)	(0.04)
Adjusted diluted net income (loss) per share	$(0.81)	$(0.44)

          (7)   Short-term debt consists of the current portion of long-term debt, amounts outstanding under our mortgage warehouse credit facility and our relocation financing facility, and other short-term debt.

          (8)   Long-term debt consists of long-term debt and capital lease obligations excluding the current portions of long-term debt and capital lease obligations.

          (9)   Prior to the initial public offering of SIRVA common stock, which began on November 25, 2003, certain of our key employees could have required us to repurchase at fair value all of the shares and the exercisable portion of options held upon death, disability, retirement at normal age or termination without “Cause” (as defined in the SIRVA, Inc. Stock Incentive Plan). Such securities were classified as “Redeemable Shares of Common Stock” within mezzanine equity. This repurchase right terminated upon the consummation of the initial public offering and as a result, these securities were reclassified to common stock.

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

EBITDA from continuing operations is calculated as follows:

	Restated(a)	Restated(a)	Restated(a)	Restated(b)	Restated(b)
	2004	2003	2002	2001	2000
	(Dollars in millions)
Net income (loss)	$(69.1)	$14.3	$50.5	$(39.7)	$(21.9)
(Income) loss on discontinued operations	33.1	1.6	5.2	5.5	(0.8)
Interest expense, net	25.5	54.5	55.2	62.9	66.4
Provision (benefit) for income taxes	4.1	6.8	(21.0)	22.1	(3.4)
Depreciation and amortization	45.4	38.8	34.3	38.1	42.6
EBITDA from continuing operations	$39.0	$116.0	$124.2	$88.9	$82.9

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

	2001	2000
	(Dollars in millions)
Net income (loss)	$(17.0)	$—
(Income) loss on discontinued operations	0.1	—
Interest expense, net	0.1	—
Provision (benefit) for income taxes	17.1	0.1
Depreciation and amortization	(0.6)	(0.4)
EBITDA from continuing operations	$(0.3)	$(0.3)

(12)       Includes depreciation expense for property and equipment and amortization expense for intangible assets and deferred agent contract expenditures. Excludes amortization expense for deferred debt issuance costs, which are recorded as part of interest expense.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the global relocation industry, providing our solutions to a well-established and diverse customer base, including transferring corporate and government employees and moving individual consumers. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France and Luxembourg; Allied Varekamp in the Netherlands; and Allied Pickfords in the Asia Pacific region. We are redefining the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination is driving our growth by addressing our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

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

Our Historical Development

In 1998, Clayton, Dubilier & Rice Fund V Limited Partnership organized us to acquire North American Van Lines, Inc. from Norfolk Southern Corporation. As measured by the number of shipments, North American Van Lines was one of the largest U.S. moving services companies and was a significant provider of specialty transportation services. In 1999, we acquired the Allied and Pickfords businesses from

NFC plc, now known as Exel Investments Limited. The integration of this acquisition drove substantial operating synergies as a result of back-office rationalization, significant economies of scale and an expanded international service offering. The Allied and Pickfords acquisition also brought us additional specialized transportation businesses and TransGuard, a provider of insurance services to moving agents, fleet owners and owner operator drivers. We have since completed a number of acquisitions to fill out our global moving footprint. In June 2002, we acquired Maison Huet, solidifying our market position in France. In June 2003, we acquired Scanvan, a leading moving services company in Scandinavia, operating with the brand names of Kungsholms in Sweden, ADAM in Denmark and Majortrans Flytteservice in Norway and employing a more asset light model than the rest of Europe. In April 2004, we acquired Rettenmayer Internationale, a German-based moving and relocation business. The integration of these market-leading businesses into a single company has created a proprietary moving services fulfillment network withsuperior global reach and capabilities.

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

Throughout the course of the Audit Committee’s Independent Review, PwC was kept informed of the Review’s progress and interim results. PwC also was advised of the scope of the Independent Review for certain matters and reviewed the conclusions of the Independent Review.

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

In January 2005, management substantially expanded its internal review and engaged FTI Consulting, Inc., who have extensive financial experience and expertise in generally accepted accounting principles (“GAAP”), to supplement management’s efforts. Their combined effort was conducted under the direction of senior financial management with the oversight of the Audit Committee. This internal review covered all of our major business units globally, and included a review of our 2004 year-end balance sheets, as well as a review of numerous transactions, account reconciliations, and other relevant information. The results of the internal review provided the basis for the Board of Director’s decision to restate the previously issued financial statements for the years 2002 and 2003 and the financial information for years 2000, 2001 and the first nine months of 2004.

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

2005 Closing Procedures

During management’s review of the 2005 financial results, the Company identified various accounting errors. The most significant error resulted from using improper foreign currency translation rates for goodwill and intangible assets related to foreign operations. As a result, we are issuing this Amendment No.1 on Form 10-K/A for the year ended December 31, 2004 to restate our consolidated financial statements for the years 2002 through 2004 and financial data for the years 2000, 2001 and the first three quarters of 2004 to correct those accounting errors.

Financial Statement Adjustments

Restatements

As discussed above, the Audit Committee of the Board of Directors and our management conducted comprehensive reviews of our accounting practices and policies in relation to our previously issued financial statements. The results of those reviews and subsequent other errors noted during our 2005 closing procedures have prompted us to restate our financial statements for the years ended December 31, 2004, 2003 and 2002 and the quarterly information for the periods ended March 31, June 30, September 30 and December 31, 2004 and 2003. The most significant errors discovered during the 2005 closing procedures include corrections to the balance sheet which resulted from not attributing certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the appropriate foreign entities. As a result, the Company failed to translate the balances using the applicable foreign currency translation rates. In addition, the Company used incorrect foreign currency translation rates for goodwill and intangible assets related to other foreign operations. After appropriately attributing deferred tax liabilities to the foreign entities, the Company determined an additional valuation allowance against its U.S. deferred tax asset was necessary in fiscal 2001, which was released, and increased the income tax benefit in fiscal 2002. See Note 2 to the consolidated financial statements contained in Item 8 of this report for a reconciliation of previously reported annual amounts to the restated amounts, and Note 31 for the restated quarterly information.

All of the information contained in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been restated for the errors previously discussed. The table below reflects the pre-tax impact of the errors for each year and the impact of the errors on net income (loss) and diluted income (loss) per share. We also identified certain corrections that did not affect net income, but did result in correction to the presentation of previously reported balances in the consolidated statements of operations or consolidated balance sheets. Further description of these adjustments on an individual basis is also included in Note 2 to the consolidated financial statements contained in Item 8 of this report.

Income (Expense)	2004	2003	2002	Total	%
Network Services	$(0.7)	$(3.0)	$(4.1)	$(7.8)	50.0%
Moving Services Europe and Asia Pacific	(1.6)	(1.9)	(1.1)	(4.6)	29.5%
Moving Services North America	0.4	(2.0)	(0.5)	(2.1)	13.5%
Discontinued Operations	(0.2)	(1.0)	(0.1)	(1.3)	8.3%
Global Relocation Services	0.3	(1.6)	1.5	0.2	(1.3)%
	$(1.8)	$(9.5)	$(4.3)	$(15.6)	100.0%
Net income (loss)	$(0.9)	$(4.6)	$29.7
Diluted net income (loss) per share	$(0.01)	$(0.07)	$0.57

Fourth Quarter 2004 Change in Earnings Guidance

As we conducted our 2004 year-end closing procedures and internal review, we identified the need to increase certain accruals, or otherwise record expenses which were not known at the time we had provided earnings guidance with respect to the fourth quarter of 2004. As we became aware of these pre-tax charges, we disclosed them in press releases dated January 31, 2005, March 15, 2005, and June 20, 2005. We determined that these net pre-tax charges amounted to $53.5 million, $17.4 million of which were properly recorded in the fourth quarter of 2004. The balance of $36.1 million represented accounting errors that require restatement of prior quarterly and annual financial statements, $33.7 million of which relate to continuing operations.

Approximately $17.4 million of the pre-tax charges, which relate to fourth quarter operating activities or changes in estimates, are included within reported results for the quarter ended December 31, 2004. A brief explanation of the cause for these charges is summarized below. Material items are also noted, as appropriate, below.

•       $6.3 million related to updated information and analysis that indicated the need to further increase the loss reserves in our insurance business.

•       $2.3 million of fees associated with the expansion of the securitization facility for our relocation-related receivables.

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

In addition, during the fourth quarter of 2004, we recorded a $66.4 million impairment charge to write-down goodwill associated with our U.S. insurance group. The impairment was partly due to lower 2004 operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during our internal 2004 year-end review. The lower 2004 operating results were driven by a changing mix to a higher risk customer base and lines of business into which the Company recently entered. The lower operating outlook, and consideration of the estimated financial impact of a likely ratings downgrade of our U.S. insurance operations, caused us to perform a critical assessment of the fair value of our U.S. insurance group at December 31, 2004. The analysis revealed that the fair value of the U.S. insurance group was less than its carrying value, causing the impairment write-down described above.

During the 2005 closing procedures, we identified additional errors that had not been corrected in the quarterly and annual financial statements for 2004 and prior periods. The 2004 pre-tax adjustments for continuing operations identified were $1.6 million, of which $0.9 million related to the fourth quarter.

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

Network Services:   We offer a variety of services for truck drivers, fleet owners and agents, both inside and outside of our network. Services offered include U.S. insurance coverage such as vehicle liability, occupational accident, physical damage and inland marine insurance coverage, as well as truck maintenance and repair services and group purchasing. In addition, we offer a suite of services, including fuel, cell phone, tire services, legal assistance and retirement programs to the members of NAIT. At December 31, 2004, the association had approximately 32,000 owner-operator members.

Corporate:   This segment contains costs associated with corporate governance activities that are not allocated to the other four operating segments. These costs include board of director expenses, stock compensation expenses, Sarbanes-Oxley compliance costs and other costs of a corporate nature.

Prior year segment information has been restated to conform to our new segment presentation.

Critical Accounting Policies and Estimates

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

Revenue recognition:   For our moving services, we recognize gross operating revenues to be invoiced to the transportation customer and all related transportation expenses on the date a shipment is delivered or services are completed. Delivered not processed (“DNP”) is the estimated service revenue associated with shipments delivered or services completed and not invoiced. Purchased transportation expense (“PTE”) is the associated expense the Company pays to third parties who provide transportation and moving services. The Company estimates PTE associated with DNP revenue, both of which are based on historical data.

U.S. insurance loss reserves:   Claim and claim adjustment expense reserves related to our U.S. operations, except reserves for structured settlements, are not discounted and are based on 1) case basis estimates for losses reported on direct business; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries; and 6) estimates of amounts due from insureds related to losses under high deductible policies. We consider current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, are implicitly considered in the reserve process and are part of the recorded reserve balance.

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

At December 31, 2004 and 2003, our combined U.S. and foreign insurance loss reserves totaled $88.1 million and $52.5 million, respectively; however, actual results may be materially different from our current estimates. The increase in loss reserves is due to higher levels of insurance business volume and adverse claim development.

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

Customer and agent incentives:   We offer certain incentives to our moving agents and corporate customers. Incentives offered to moving agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of other direct expense. Incentives offered to corporate customers are based upon meeting certain revenue thresholds, and are recognized as a reduction in operating revenues ratably over the period of incentive. We estimate and accrue both incentives based upon actual progression towards achievement of the incentive targets. We recognized moving agent incentives of $3.6 million, $3.5 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, we recognized customer incentives of $6.5 million, $6.8 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Allowance for doubtful accounts:   An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers or agents to make required payments. We record a specific reserve for all receivables with known collection issues and a general allowance for all other receivables based on their aging and historical experience. If the financial condition of our customers and agents were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable at December 31, 2004 and 2003 amounted to $24.8 million and $21.8 million, representing 6.3% and 5.7% of our accounts receivable balances, respectively. Actual results may be materially different from our current estimates.

Relocation properties held for resale:   The Company purchases homes under certain relocation programs. These properties are held for resale and consist of residential homes recorded in current assets at net realizable value. Net realizable value includes the initial cost (based on appraised value) less an estimate for loss on sale and costs to sell the property. These estimates are based on historical actual results, as well as a quarterly home by home analysis taking into account management’s judgment of market value based on days in inventory, condition of the home and other relevant metrics. If we experience a further reduction in the market value of the homes in inventory, additional adjustments may be required. Our adjustments related to properties in inventory at December 31, 2004 and 2003 amounted to $13.1 million and $8.2 million, respectively.

Goodwill and intangible assets:   The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names (indefinite life), customer relationships, member relationships and covenants not to compete. Customer and member relationships and covenants not to compete are amortized from 5 to 18 years and 1 to 5 years, respectively. Commencing October 1, 2003, customer and member relationship intangible assets are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Under this method, approximately 56% of the intangible asset will be amortized over the first five years of their respective lives, which average 14.9 years, thereby resulting in approximately half of the amortization expense being recognized over the first third of the intangible’s useful life.

Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company performs its impairment tests utilizing the two step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.

Intangibles with indefinite lives are reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge would be recognized to reduce the asset to its estimated fair value. Intangible assets with finite lives are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

Fair value of the Company’s goodwill and indefinite lived intangible assets are estimated based upon a present value technique using discounted future cash flows, forecasted over a five-year period, with residual growth rates forecasted at 2.5% thereafter and weighted average cost of capital ranging from 7.5% to 10.0%. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite lived intangible assets and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. residential real estate market, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations. See Item 1 “Business Risks” for other factors that have the potential to impact estimates of future cash flows.

Our goodwill and other intangible assets totaled $655.6 million at December 31, 2004 and $607.9 million at December 31, 2003, which included $381.8 million and $424.9 million, respectively, related to the original purchase of North American Van Lines, Inc. and the Allied and Pickfords businesses.

Pensions and other postretirement benefits:   We provide a range of benefits to our current and retired employees, including defined benefit retirement plans, postretirement medical and life insurance benefits and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles (“GAAP”), which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. See Note 17 to the consolidated financial statements for further information. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by GAAP, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries.

Impairment of long-lived assets:   We periodically assess impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above impairment indicators, we estimate the future operating undiscounted cash flows of the business expected to result from the use of the asset and its eventual disposition. If the sum of these expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we calculate an impairment loss. An impairment loss is equal to the difference between the fair value of the asset and its carrying value. Fair value is generally determined using a discounted cash flow methodology.

Commitments and contingencies:   We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances, and in some instances, based in part on the advice of outside counsel.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. We recorded a valuation allowance of $4.0 million on $14.7 million of foreign deferred tax assets at December 31, 2004, due to uncertainties related to our ability to utilize some of the deferred tax assets in jurisdictions outside the United States. The amount of the valuation allowance has been determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred tax assets will be recoverable.

We concluded that a valuation allowance on the remaining $109.9 million of U.S. deferred tax assets at December 31, 2004, was not required. Our methodology for determining the realizability of deferred tax assets involves estimates of future taxable income from our U.S. operations, as well as estimated operating expenses to support that anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

In concluding that a valuation allowance was not required on the U.S. deferred tax assets, we considered both the positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes in the U.S. operations since 2002. Other positive evidence included projected earnings (including the negative impact of interest expense) of at least $288.0 million attributable to the core business through 2009. Further positive evidence included the fact that the U.S. net operating losses will not begin to expire until 2019, while projected earnings indicate that the deferred tax assets will be offset by taxable earnings a full ten years prior to that expiration. Negative evidence included a history of net operating losses in the core business prior to 2002, as well as a history of losses due to special charges and discontinued operations in the current and prior years as well as additional projected losses from special charges and discontinued operations in 2005. Negative evidence also included the Business Risks described in Item 1 of this Annual Report, entitled “Business”. This additional negative evidence includes, but is not limited to the material weakness in internal controls over financial reporting, ongoing litigation and governmental investigations, acceptance of our relatively new strategy of offering a global comprehensive relocation solution to customers, the presence of substantial existing debt and the prospect of incurring substantial additional debt in the future.

In weighing the positive and negative evidence above, we considered the more likely than not criteria pursuant to SFAS 109 as well as the risk factors related to its future business described above. Based on this analysis we concluded that it was more likely than not that the U.S. deferred tax assets of $109.9 million would be realized. At December 31, 2004, we would require approximately $280.0 million in cumulative U.S. taxable income to be generated at various times over the next fifteen years to realize the U.S. deferred tax assets recognized at December 31, 2004.

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

The seasonal impact on our quarterly operating revenues and operating income from continuing operations is illustrated by the following table showing quarterly operating revenues and operating income from continuing operations as a percent of the total for the indicated full fiscal years. All quarters of 2003 and 2004 have been restated to reflect changes to the historically presented financial statements. The restatement has been explained more fully in Items 1 and 7 of this annual report, as well as Note 2 to the consolidated financial statement contained in Item 8 of this report.

	2004				2003
	Restated				Restated
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating revenues	18%	26%	32%	24%	18%	25%	33%	24%
Operating income from continuing operations	N/M	N/M	N/M	N/M	11%	19%	50%	20%

Because the 2004 earnings from continuing operations is a small loss, calculation of quarterly earnings as a percentage of total annual earnings is not meaningful (N/M).

Foreign Currency Translation

The future magnitude and direction of foreign currency translation adjustments depends on the relationship of the U.S. dollar to other foreign currencies. The effects of foreign currency fluctuations in our foreign operations are somewhat mitigated by the fact that the vast majority of our operations incur expenses in the same currency in which the corresponding operating revenues are generated. As a consequence, the effects of foreign currency fluctuations on our operating results are limited principally to the translation of our activities outside of the United States from their local currency into the U.S. dollar. Operating income from continuing operations for 2004 from non-U.S. operations amounted to $6.8 million. In addition, a total of 44.0% of our long-lived assets at December 31, 2004, were denominated in currencies other than the U.S. dollar. The functional currency for our non-U.S. subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. We have operations in several foreign countries, including those that use the Canadian dollar, the British pound sterling, the Australian dollar or the euro as their functional currencies.

The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The effect of U.S. dollar currency exchange rates in Canada, the United Kingdom, the Euro zone, Australia and other countries in which we operate have produced a net currency translation adjustment gain of $55.6 million, net of tax, which was recorded as an element of other comprehensive income in stockholders’ equity as of December 31, 2004.

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

	Restated			Restated
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)			(Percentage of operating revenues)
Operating revenues:
Service revenue	$2,248.6	$1,962.5	$1,725.8	64.7%	70.4%	82.2%
Home sale revenue	1,227.3	827.0	372.8	35.3%	29.6%	17.8%
Total operating revenues	3,475.9	2,789.5	2,098.6	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation expense	1,217.1	1,111.2	1,042.7	35.0%	39.8%	49.7%
Cost of homes sold	1,232.3	830.8	374.7	35.5%	29.8%	17.8%
Other direct expenses	605.8	453.8	344.2	17.4%	16.3%	16.4%
Gross margin	420.7	393.7	337.0	12.1%	14.1%	16.1%
General and administrative expense	351.4	277.1	244.5	10.1%	9.9%	11.7%
Intangibles amortization	8.6	6.2	3.8	0.2%	0.2%	0.2%
Impairments and other charges	70.2	—	4.7	2.0%	—%	0.2%
Curtailments and other gains	(7.0)	(3.8)	(6.6)	(0.2)%	(0.1)%	(0.3)%
Restructuring expense	2.8	—	—	0.1%	—%	—%
Operating income (loss) from continuing operations	(5.3)	114.2	90.6	(0.1)%	4.1%	4.3%
Other income (expense) and minority interest	0.7	0.6	(0.7)	—%	—%	—%
Debt extinguishment expense	1.8	37.6	—	0.1%	1.3%	—%
Interest expense	25.5	54.5	55.2	0.7%	1.9%	2.6%
Provision (benefit) for income taxes	4.1	6.8	(21.0)	0.1%	0.3%	(1.0)%
Income (loss) from continuing operations	$(36.0)	$15.9	$55.7	(1.0)%	0.6%	2.7%

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

Operating revenues from our Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific operations are comprised of amounts billed to each of our corporate, government and military and consumer customers upon the completion of relocation or transportation services. These include the provision of relocation and global mobility services such as home sale and purchase, realty and mortgage assistance, as well as comprehensive moving and storage services both at origin and destination. In our U.S. and Canadian moving operations, a high percentage of the operating revenues generated are for services provided under exclusive contracts with our affiliated agents and owner-operators, the costs of which are included in purchased transportation expense.

Operating revenues from our Network Services segment include premiums earned for the provision of insurance coverage such as auto liability, occupational accident, physical damage and inland marine insurance coverage. Our operating revenues also include certain earned commissions for referring our clients to other insurance providers. Additionally, our operating revenues also include fees charged to independent truck drivers as members of NAIT for access to a suite of services that includes fuel, cell phone, tire services, legal assistance and retirement programs and the provision of maintenance and repair services.

Purchased transportation expense:   Purchased transportation expense, or PTE, represents amounts paid by us to independent third parties, such as agents, owner-operators and third-party carriers for providing capabilities for the fulfillment of our customer moving and transportation needs.

•       In our Moving Services North America segment, PTE consists of amounts paid to owner-operators for transportation services; packing and loading service fees as well as associated accessorial services; agent commissions; and other third-party transportation services.

•       In our Moving Services Europe and Asia Pacific segment; where we own most of our fulfillment network; our PTE consists of amounts paid to third parties for supplemental transportation, packing and loading services provided during peak periods and costs associated with other modes of transportation, such as ocean freight.

Given the structure of our overall business model, which uses independent agents, owner-operators and third-party carriers of various modes to provide transportation, including trucks and trailers, as well as warehouse facilities for storage and delivery programs, a high proportion of overall operating expenses are represented by PTE. The level of PTE generally increases or decreases in proportion to the operating revenues generated from moving and transportation services provided by our independent agent network, as PTE compensation rates are typically determined based on a percentage of revenue that is set by contracts between us and our agents and owner-operators.

Cost of homes sold:   Our cost of homes sold represents the price we paid to purchase the home from the transferee. These costs are recognized when we close on the sale of the home with the ultimate third-party buyer.

Other direct expense:   Other direct expenses are comprised of our own facility and equipment costs, employee labor costs, commissions paid to realtors, home closing costs and other relocation service fees. In addition, transportation cargo loss and damage expenses and claims costs and loss adjustment expenses associated with our various insurance offerings are included in other direct expense. Moving Services Europe and Asia Pacific have more significant levels of other direct expense than our moving services operations in North America.

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

Gross margin in our Global Relocation Services segment is comprised of fee revenue for various services provided, less certain direct costs associated with those service revenues. Gross margin in our Global Relocation Services segment is also comprised of home sale revenues, representing proceeds from the sale of properties to a third-party buyer less the cost of homes sold, representing the amount paid to purchase the home from a relocating transferee. For the majority of our property transactions, there is a third-party buyer contracted to purchase the home at the same time we contract to buy the home from a transferee. In these instances, home sale revenue and cost of homes sold are the same and result in zero gross margin. For approximately 11% of our property transactions, we do not have a third-party buyer contracted to purchase the home at the same time we contract to buy the home from a transferee. In these instances, the property enters our held for resale inventory and we continue to market the property. Historically, the ultimate sale of these properties results in a loss on sale of between 3 to 4% resulting in a negative gross margin associated with home sale revenues.

Gross margin as a percentage of operating revenues in our Network Services business also differs from that experienced in our Moving Services North America operations. Traditionally, the gross margin rate in our Network Services segment, which is predominantly an insurance business (premiums less claim expenses) has been higher, with a proportionally higher general and administrative expense compared to our Moving Services North America operations.

General and administrative expense:   General and administrative expense, or G&A, expense includes employee compensation and benefit costs, which account for over 50% of expenses in this category, as well as Information Technology infrastructure and communication costs, office rent and supplies, professional services and other general corporate expenses. Global Relocation Services, Moving Services Europe and Asia Pacific and Network Services have a more significant level of G&A expense than do our operations in Moving Services North America.

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

Acquisition impact:   The change due to acquisitions is the amount of operating revenues and expenses that were generated or incurred for the periods following our acquisitions. Acquisitions in Global Relocation Services include Relocation Dynamics in March 2004, D.J. Knight in September 2004, and Executive Relocation in December 2004. Acquisitions in Moving Services Europe and Asia Pacific include Scanvan in June 2003, PRS in December 2003, and Rettenmayer in April 2004. Acquisitions in Network Services include NAIT in April 2002, and Move-Pak in December 2003.

Organic impact:   The organic change is calculated as the total change less the change due to acquisitions and the change due to currency.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Operating revenues:   Our operating revenues from continuing operations were $3,475.9 million for the year ended December 31, 2004, which represents a $686.4 million, or 24.6%, increase compared to $2,789.5 million for the year ended December 31, 2003. The increase in operating revenues was primarily the result of organic growth in our Global Relocation Services, Moving Services North America and Network Services segments, as well as favorable currency exchange impacts within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $36.6 million, $10.7 million and $14.0 million to our Moving Services Europe and Asia Pacific, Global Relocation Services and Network Services segments’ growth in operating revenues, respectively.

Gross margin:   Gross margin from continuing operations was $420.7 million for the year ended December 31, 2004, which represents a $27.0 million, or 6.9%, increase compared to $393.7 million for the year ended December 31, 2003. Gross margin increased in Global Relocation Services, Moving Services North America and Moving Services Europe and Asia Pacific by $17.9 million, $5.2 million and $23.6 million, respectively. Mitigating these increases was a decline in gross margin of $18.9 million within our Network Services segment. The increases within Global Relocation Services and Moving Services North America resulted from strong organic growth during the period. The increase in margin in Moving Services Europe and Asia Pacific was primarily attributable to favorable currency exchange rates for much of the year. Complementing the currency exchange rate impact on gross margin within Moving Services Europe and Asia Pacific were gross margin improvements attributable to the acquisitions of Scanvan in June 2003 and Rettenmayer in April 2004. Moving Services Europe and Asia Pacific experienced a slight decline in organic, or existing businesses, volume which offset the operating revenue increases due to currency fluctuations and acquisitions for the year. Our Network Services segment experienced an erosion of margin during the year primarily due to significant increases in loss reserves.

Our gross margin as a percentage of operating revenues for the year ended December 31, 2004, was 12.1%, which represents a 2.0 percentage point decrease compared to 14.1% for the year ended December 31, 2003. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

General and administrative expense:   G&A expense attributable to continuing operations for the year ended December 31, 2004, were $351.4 million, which represents a $74.3 million, or 26.8%, increase compared to $277.1 million for the year ended December 31, 2003. The dollar increase in G&A expense is primarily due to a $28.5 million increase in salaries and benefits, a $15.8 million increase in professional fees, a $2.7 million increase in depreciation, with the remaining $27.3 million attributable to other general and administrative expenses within our Moving Services Europe and Asia Pacific segment. Costs within this segment rose $46.7 million due to increases in organic or existing operations, currency fluctuations and acquisitions that contributed $24.8 million, $13.0 million and $8.9 million to the increase, respectively. G&A expense also increased in Global Relocation Services, Network Services, the Corporate Segment and Moving Services North America where costs increased by $3.5 million, $10.1 million, $5.3 million and $10.0 million, respectively.

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

Our G&A expense as a percentage of operating revenues were 10.1% and 9.9% for the years ended December 31, 2004 and 2003, respectively. G&A costs were unfavorably impacted by the effect of growth in businesses with a higher proportion of G&A as a percentage of operating revenues, as well as a $14.3 million impact from acquisitions. Our consolidated headcount within continuing operations was 6,532 at December 31, 2004, which represents a 124 person, or 1.9%, increase from 6,408 at December 31, 2003. Operating revenues per employee at December 31, 2004 were $532,000, which represents a $97,000, or 22.3%, increase compared to $435,000 at December 31, 2003.

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

Intangibles amortization:   Amortization for the year ended December 31, 2004 was $8.6 million, which represents a $2.4 million increase, compared to $6.2 million for the year ended December 31, 2003. This increase is directly related to acquisitions made in the current and previous years.

Impairments and other charges:   For the year ended December 31, 2004, we recognized $70.2 million in impairments and other charges. The charge primarily relates to a $66.4 million impairment charge to write-down goodwill within our Network Services segment due to lower operating results associated with adverse claims development and reinsurance, commission and bad debt expense, along with a lower operating outlook and likely impact of a rating downgrade of the insurance operations. The deterioration of the value of the business in 2004 was driven by a changing mix to a higher risk customer base and lines of business into which the Company recently entered. In addition, these charges included a $0.6 million impairment charge to write-down assets to fair value within our Fleet Services business unit within Network Services and a $3.2 million expense to establish and expand our receivables securitization program within Global Relocation Services. There were no impairment charges to continuing operations for the year ended December 31, 2003.

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

Operating income (loss) from continuing operations:   Operating loss from continuing operations was $5.3 million for the year ended December 31, 2004, which represents a $119.5 million, or 104.6%, decrease compared to operating income from continuing operations of $114.2 million for the year ended

December 31, 2003. Included in operating income in 2004 was $17.4 million of unanticipated charges in the fourth quarter of 2004 and $15.6 million in charges to increase insurance loss reserves during the first three quarters of 2004 due to adverse claims development and a $66.4 million impairment charge to write-down goodwill within our Network Services segment.

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

Interest expense:   Interest expense was $25.5 million for the year ended December 31, 2004, which represents a $29.0 million, or 53.2%, decrease compared to $54.5 million for the year ended December 31, 2003. The decrease is due primarily to the retirement of our Senior Subordinated Notes and our Senior Discount Notes, which were retired using the proceeds of our initial public offering. The retirements resulted in a $25.9 million favorable impact. The remainder of the decrease resulted from the payment of various acquisition loans and the effect of interest rate swap agreements. For the year ended December 31, 2003, we recorded $1.8 million of interest expense that had been previously treated as accretion of junior preferred stock dividends as a result of our adoption of SFAS 150. For the year ended December 31, 2003, we wrote off $1.3 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

Provision for income taxes:   For the year ended December 31, 2004, our provision for income taxes was $4.1 million based on a pre-tax loss of $31.9 million, an effective rate that is not meaningful due to the impairment of non-deductible goodwill associated with our U.S. insurance group. For the year ended December 31, 2003, our provision for income tax was $6.8 million based on pre-tax income of $22.7 million, an effective rate of 30.0%. The increase in the 2004 tax rate was primarily attributable to the write-off of non-deductible goodwill associated with our U.S. insurance group. Exclusive of the goodwill impairment charge, our provision for income taxes would have been $4.1 million based on pre-tax income of $13.8 million, an effective rate of 29.7%. In October 2004, the President signed the American Jobs Creation Act of 2004 (“the Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our Overall Domestic Reinvestment Plan as required by the Jobs Act. Our Overall Domestic Reinvestment Plan authorizes up to $500.0 million of repatriation of unremitted foreign earnings. Some of the individual dividends have not yet been finalized. We expect to repatriate an amount ranging from $79.0 million to $103.0 million with the respective tax liability ranging from $6.0 million to $8.0 million. The tax liabilities will be recorded in 2005 in the quarter in which the individual dividends were approved.

Income (loss) from continuing operations:   Loss from continuing operations was $36.0 million, or $(0.50) per diluted share, for the year ended December 31, 2004, which represents a $51.9 million, or $0.74 per diluted share, decrease compared to income from continuing operations of $15.9 million, or $0.24per diluted share, for the year ended December 31, 2003. The success of our strategy to focus on relocation services and the associated growth in operating revenues and income from continuing operations, along with the impact of our acquisitions that continue to enhance our global service offerings was offset by the goodwill impairment charge of $66.4 million recorded in our Network Services segment.

Loss from discontinued operations:   Loss from discontinued operations was $33.1 million, or $(0.46) per diluted share, for the year ended December 31, 2004, which represents a $31.5 million, or $(0.43) per diluted share, increase in loss compared to a $1.6 million, or $(0.03) per diluted share, loss from discounted operations for the year ended December 31, 2003. This increase was due primarily to our Disposal Plan adopted on September 9, 2004 by our Board of Directors which committed us to an exit of our North American High Value Products and homeExpress business (High Value Products Division), as well as certain other logistics businesses, including Specialized Transportation in Europe and our Transportation Solutions segment in North America. The Disposal Plan has been described more fully in Item 1 and in Note 4 of the consolidated financial statements included in Item 8 of this annual report.

Net income (loss):   Net loss was $69.1 million, or $(0.96) per diluted share, for the year ended December 31, 2004, which represents an $83.4 million, or $1.17 per diluted share, decrease compared to net income of $14.3 million, or $0.21 per diluted share, for the year ended December 31, 2003. This decrease was due to the $31.5 million, or $(0.43)per diluted share, increase in loss on discontinued operations and the $58.4 million net of tax benefit, or $(0.81) per diluted share, impairment charge to write-off goodwill within our Network Services segment.

Segment Analysis

The following table sets forth information with respect to our segments for the years ended December 31, 2004 and 2003:

	2004 Restated
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues:
Service revenue	$242.0	$1,313.3	$482.3	$211.0	$—	$2,248.6
Home sale revenue	1,227.3	—	—	—	—	1,227.3
Total operating revenues	1,469.3	1,313.3	482.3	211.0	—	3,475.9
Operating expenses:
Purchased transportation expense	—	1,089.7	127.4	—	—	1,217.1
Cost of home sales	1,232.3	—	—	—	—	1,232.3
Other direct expenses	157.7	90.8	184.3	171.8	1.2	605.8
Gross margin	$79.3	$132.8	$170.6	$39.2	$(1.2)	$420.7
Gross margin as a percentage of operating revenues	5.4%	10.1%	35.4%	18.6%	—	12.1%
Operating income (loss) from continuing operations	$27.7	$33.1	$6.4	$(61.8)	$(10.7)	$(5.3)

	2003 Restated
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues:
Service revenue	$169.2	$1,222.4	$401.5	$169.4	$—	$1,962.5
Home sale revenue	827.0	—	—	—	—	827.0
Total operating revenues	996.2	1,222.4	401.5	169.4	—	2,789.5
Operating expenses:
Purchased transportation expense	—	1,015.7	95.5	—	—	1,111.2
Cost of home sales	830.8	—	—	—	—	830.8
Other direct expenses	104.0	79.1	159.0	111.3	0.4	453.8
Gross margin	$61.4	$127.6	$147.0	$58.1	$(0.4)	$393.7
Gross margin as a percentage of operating revenues	6.2%	10.4%	36.6%	34.3%	—	14.1%
Operating income (loss) from continuing operations	$18.2	$37.8	$29.3	$33.5	$(4.6)	$114.2
Key Performance Indicators, 2004 vs. 2003:
Percent change in operating revenues	47.5%	7.4%	20.1%	24.6%	—	24.6%
Percentage point change in gross margin as a percentage of operating revenues	(0.8)	(0.3)	(1.2)	(15.7)	—	(2.0)

Global Relocation Services

Operating revenues were $1,469.3 million for the year ended December 31, 2004, which represents a $473.1 million, or 47.5%, increase compared to $996.2 million for the year ended December 31, 2003.

The strong revenue growth was primarily the result of a 35.0% increase in the number of fixed fee home closings (the completion of a relocation transaction) in the year ended December 31, 2004, as we continued to gain share in the relocation market. Average fixed fee home values rose 11.7% in 2004, a reflection of both general housing market strength and the mix impact that resulted from winning large accounts with transaction volumes between geographic areas with higher average home values. In 2004, we added companies such as Dell, CSX, Delphi, Textron and 3M to our client base.

		2004	2003	Change
Fixed Fee	Initiations	5,716	4,132	38.3%
	Closings	4,309	3,193	35.0%
Traditional	Initiations	5,374	4,741	13.4%
	Closings	3,836	3,640	5.4%

Gross margin was $79.3 million for the year ended December 31, 2004, representing a $17.9 million, or 29.2%, increase compared to $61.4 million for the year ended December 31, 2003. Gross margin as a percentage of operating revenues was 5.4% for the year ended December 31, 2004, which represents a 0.8 percentage point decrease compared to 6.2% for the year ended December 31, 2003. This reflects a shift in product mix toward fixed fee relocations, which, despite contributing higher gross margin dollars per transaction, carry a lower gross margin rate than our traditional relocation services.

Gross margin on our home sale revenue for the year ended December 31, 2004 was a loss of $5.0 million, which represents a $1.2 million decrease compared to a loss of $3.8 million for the year ended December 31, 2003, and reflects our loss on homes sold. Gross margin on service revenue was $84.3 million in 2004, representing a $19.1 million or a 29.3% increase compared to $65.2 million in 2003.

G&A expenses were $42.7 million for the year ended December 31, 2004, which represents a $3.5 million, or 9.1%, increase compared to $39.2 million for the year ended December 31, 2003. The majority of this increase was driven by the impact of acquisitions of $3.8 million. Intangibles amortization expense increased from $3.9 million for the year ended December 31, 2003 to $5.7 million for the year ended December 31, 2004 due to our acquisitions of PRS, RDI, DJK and ERC. We incurred $3.2 million of other charges for the year ended December 31, 2004 to establish and expand our receivables securitization program.

Operating income from continuing operations was $27.7 million for the year ended December 31, 2004, which represents a $9.5 million, or 52.6%, increase compared to $18.2 million for the year ended December 31, 2003. Operating income from continuing operations as a percent of operating revenues was 1.9% for the year ended December 31, 2004, compared to 1.8% for the year ended December 31, 2003.

Moving Services North America

Operating revenues were $1,313.3 million for the year ended December 31, 2004, which represents a $90.9 million, or 7.4%, increase compared to $1,222.4 million for the year ended December 31, 2003. The increase in operating revenues was driven primarily by an organic increase of $87.3 million, as discussed below. The remainder of the increase was due to favorable currency impacts.

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

Gross margin was $132.8 million for the year ended December 31, 2004, which represents a $5.2 million, or 4.1%, increase compared to $127.6 million for the year ended December 31, 2003. The gross margin as a percentage of operating revenues was 10.1% for the year ended December 31, 2004, which represents a 0.3 percentage point decrease compared to 10.4% for the year ended December 31, 2003. The decline in gross margin rate was primarily driven by higher claims expense experienced in the fourth quarter of 2004. Our network resources (transportation equipment, drivers and crews) were insufficient to handle the strong volumes experienced in the peak summer season, resulting in the use of alternative capacity sources to service a portion of the demand, which required more handling and typically result in a higher claim rate.

G&A expenses were $99.6 million for the year ended December 31, 2004, which represents a $10.0 million, or 11.2%, increase compared to $89.6 million for the year ended December 31, 2003. In the fourth quarter of 2004, we incurred $2.1 million of unanticipated charges associated with certain legal matters. The remainder of the increase was driven by higher allocated support costs, as well as incremental investments in sales and marketing. In addition, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million for the year ended December 31, 2003.

Operating income from continuing operations was $33.1 million for the year ended December 31, 2004, which represents a $4.7 million, or 12.2%, decrease compared to $37.8 million for the year ended December 31, 2003. Driving the decrease was higher G&A costs, which offset an increase in gross margin.

Moving Services Europe and Asia Pacific

Operating revenues were $482.3 million for the year ended December 31, 2004, which represents an $80.8 million, or 20.1%, increase compared to $401.5 million for the year ended December 31, 2003.

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

Gross margin was $170.6 million for the year ended December 31, 2004, which represents a $23.6 million, or 16.0%, increase compared to $147.0 million for the year ended December 31, 2003. The gross margin as a percentage of operating revenues was 35.4% for the year ended December 31, 2004, which represents a 1.2 percentage point decrease compared to 36.6% for the year ended December 31, 2003, reflecting high fixed costs associated with the fixed asset intensive moving business in the United Kingdom.

G&A expenses were $166.9 million for the year ended December 31, 2004, which represents a $46.9 million, or 39.1%, increase compared to $120.0 million for the year ended December 31, 2003. Contributing to the increase in expenses was $13.0 million of unfavorable currency movements and a $9.0 million increase related to acquisitions. In the fourth quarter of 2004, we incurred $2.2 million of unanticipated charges to write-off a receivable related to a previous asset sale due to an obligor’s bankruptcy. The remainder of the increase was driven primarily by investments made in our European business to enhance sales and marketing capability and centralize operating activities. Intangibles amortization expense increased from $0.3 million for the year ended December 31, 2003 to $0.5 million for the year ended December 31, 2004 due to our acquisitions of Scanvan and Rettenmayer. For the year ended December 31, 2004, we recognized $5.9 million in other gains due to the sale of land and buildings. For the year ended December 31, 2003, we recognized $2.6 million in other gains due to the sale of a building and our interest in a joint venture.

Operating income from continuing operations was $6.4 million for the year ended December 31, 2004, which represents a $22.9 million, or 78.2%, decrease, compared to $29.3 million for the year ended December 31, 2003.

Network Services

Operating revenues were $211.0 million for the year ended December 31, 2004, which represents a $41.6 million, or 24.6%, increase compared to $169.4 million for the year ended December 31, 2003. This growth is primarily attributable to a 21.1% increase in membership in the National Association of Independent Truckers (“NAIT”), as well as the impact of the acquisition of the Move-Pak Insurance Brokers business (“Move-Pak”) from Hayden-Boettcher & Co., Inc.

Gross margin was $39.2 million for the year ended December 31, 2004, which represents an $18.9 million, or 32.5%, decrease compared to $58.1 million for the year ended December 31, 2003. The decline in gross margin dollars was primarily attributable to $21.5 million in charges to increase insurance loss reserves due to adverse claims development, a result of a change in mix to a higher risk customer base and lines of business. As a result, gross margin as a percentage of operating revenues was 18.6% for the year ended December 31, 2004, which represents a 15.7 percentage point decrease compared to 34.3% for the year ended December 31, 2003.

G&A expenses were $32.8 million for the year ended December 31, 2004, which represents a $10.1 million, or 44.6%, increase compared to $22.7 million for the year ended December 31, 2003. The increase in G&A expenses was primarily attributable to an increase in bad debt provisions, the Move-Pak acquisition, and additional IT-related depreciation. Intangibles amortization expense increased from $1.9 million for the year ended December 31, 2003 to $2.4 million for the year ended December 31, 2004 due to our acquisition of Move-Pak. For the year ended December 31, 2004, we recognized a $0.6 million impairment charge to write-down assets to fair value within our Fleet Services business unit, a $66.4 million impairment charge to write-down goodwill within our U.S. insurance group and recorded a $1.1 million gain on a maintenance facility we sold within the Fleet Services business unit. The goodwill impairment of our U.S. insurance group was due to lower 2004 operating results related to adverse claims development and reinsurance commission and bad debt expenses resulting from a higher risk customer base and lines of business which the Company had recently entered, combined with consideration of the estimated financial impact of a likely ratings downgrade of our U.S. insurance operations.

Operating loss from continuing operations was $61.8 million for the year ended December 31, 2004, representing a $95.3 million, or 284.6%, decrease compared to operating income from continuing operations of $33.5 million for the year ended December 31, 2003.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Operating revenues:   Our operating revenues were $2,789.5 million for the year ended December 31, 2003, which represents a $690.9 million, or 32.9%, increase compared to $2,098.6 million for the year ended December 31, 2002.

Revenue increased across all operating segments. Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Network Services experienced growth in revenue of $537.7 million, $60.1 million, $51.3 million, and $41.8 million, respectively, during the year ended December 31, 2003, as compared to the previous year. Our Global Relocation Services segment experienced strong growth from continued expansion of organic operations, which accounted for $537.5 million of the year over year revenue growth within this segment. The revenue increase in Moving Services North America was due to an increase in revenue per shipment, which offset a decline of 3.1% in the volume of shipments within our U.S. based moving services channels. Within our Moving Services Europe and Asia Pacific segment, increases in revenue were primarily attributable to the favorable currency exchange rates we experienced throughout most of 2003. Also contributing to the revenue increase in Moving Services Europe and Asia Pacific was the June 2003 acquisition of Scanvan. Revenue increased in Network Services due to strong organic growth within the insurance services business.

Gross margin:   Gross margin was $393.7 million for the year ended December 31, 2003, which represents a $56.7 million, or 16.8%, increase compared to $337.0 million for the year ended December 31, 2002. The growth in gross margin dollars was due to an overall increase in operating revenues driven by the growth in our Relocation Services and Network Services segments, an overall improvement in gross margin rate and a $14.4 million favorable currency impact.

Our gross margin as a percentage of operating revenues for the year ended December 31, 2003 was 14.1%, which represents a 2.0 percentage point decrease compared to 16.1% for the year ended December 31, 2002. The change in gross margin as a percentage of operating revenues is explained later in our segment analysis.

General and administrative expense:   G&A expenses for the year ended December 31, 2003 were $277.1 million, which represents a $32.6 million, or 13.3%, increase compared to $244.5 million for the year ended December 31, 2002. The dollar increase in G&A expense is primarily due to additional costs due to acquisitions of $5.3 million, as well as $12.0 million of unfavorable currency impact. In addition, for the year ended December 31, 2003, we recognized $3.5 million of non-cash stock compensation expense in relation to stock subscription and stock option grants made to certain managers and directors in 2003. The expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of our common and redeemable common stock on the date of grant in accordance with APB 25. There was no equity-based compensation expense for the year ended December 31, 2002.

Our G&A expenses as a percentage of operating revenues were 9.9% and 11.7% for the years ended December 31, 2003 and 2002, respectively. The improvement in G&A expenses was partially due to the favorable impact of $2.8 million from the reversal to income of unclaimed accounts receivable credits. Our consolidated headcount within continuing operations was 6,408 at December 31, 2003, which represents a 220 person, or 3.6%, increase from 6,188 at December 31, 2002. Operating revenues per employee at December 31, 2003 were $435,000, which represents a $96,000, or 28.3%, increase compared to $339,000 at December 31, 2002.

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

Intangibles amortization:   Amortization for the year ended December 31, 2003 was$6.2 million, which represents a $2.4 million increase compared to $3.8 million for the year ended December 31, 2002. This increase is directly related to the acquisitions made in the current and prior years.

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

Operating income from continuing operations:   Operating income from continuing operations was $114.2 million for the year ended December 31, 2003, which represents a $23.6 million, or 26.0%, increase compared to $90.6 million for the year ended December 31, 2002. The increase is due to the improved operating results in most of our businesses, caused, in part, by the year-over-year operating revenue growth following our acquisitions, and a reduction in G&A expenses as a percentage of operating revenues.

Debt extinguishment expense:   In connection with our initial public offering of our common stock, for the year ended December 31, 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on our senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

Interest expense:   Interest expense was $54.5 million for the year ended December 31, 2003, which represents a $0.7 million, or 1.4%, decrease compared to $55.2 million for the year ended December 31,

2002. The decrease is due primarily to lower interest rates. For the year ended December 31, 2003, we recorded $1.8 million of interest expense that had been previously treated as accretion of junior preferred stock dividends as a result of our adoption of SFAS 150. For the year ended December 31, 2003, we wrote off $1.3 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

Provision (benefit) for income taxes:   For the year ended December 31, 2003, our estimated provision for income taxes was $6.8 million based on pre-tax income of $22.7 million, an effective tax rate of 30.0%. For the year ended December 31, 2002, our estimated benefit for income taxes was $21.0 million based on pre-tax income of $34.7 million. Excluding a reversal of a U.S. tax valuation allowance of $32.1 for the year ended December 31, 2002, the effective tax rate was 32.3%. The increase in our tax rate is primarily due to differences in the statutory rates between the United States and countries where we have reinvested earnings.

Income from continuing operations:   Income from continuing operations was $15.9 million, or $0.24 per diluted share, for the year ended December 31, 2003, which represents a $39.8 million, or $0.76 per diluted share, decrease compared to a $55.7 million, or $1.00 per diluted share, income from continuing operations for the year ended December 31, 2002. This decrease was due to the reversal of the tax valuation allowance in 2002, an increase in debt extinguishment and stock compensation expense in 2003, partially offset by the success of our strategy of focusing on relocation services and its associated growth in operating revenues and income from continuing operations, along with the impact of our acquisitions, which continue to enhance our global service offering. The expenses related to our November 2003 initial public offering and recapitalization were $28.0 million after tax, or $0.46 per diluted share.

Loss on discontinued operations:   Loss from discontinued operations was $1.6 million, or $(0.03) per diluted share, for the year ended December 31, 2003, which represents a $3.6 million, or $0.07 per diluted share, increase compared to a $5.2 million, or $(0.10) per diluted share, loss from discontinued operations for the year ended December 31, 2002. This increase was due primarily to a reduction in general and administrative expenses in 2003 compared to 2002.

Net income:   Net income was $14.3 million, or $0.21 per diluted share, for the year ended December 31, 2003, which represents a $36.2 million, or $0.69 per diluted share, decrease compared to net income of $50.5 million, or $0.90 per diluted share, for the year ended December 31, 2002. This decrease was due to a decline in operating income, the results of discontinued operations and the tax valuation allowance reversal in 2002 offset by a slight reduction in interest expense.

Segment Analysis

The following table sets forth information with respect to our segments for the years ended December 31, 2003 and 2002:

	2003 Restated
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues:
Service revenue	$169.2	$1,222.4	$401.5	$169.4	$—	$1,962.5
Home sale revenue	827.0	—	—	—	—	827.0
Total operating revenues	996.2	1,222.4	401.5	169.4	—	2,789.5
Operating expenses:
Purchased transportation expense	—	1,015.7	95.5	—	—	1,111.2
Cost of home sales	830.8	—	—	—	—	830.8
Other direct expenses	104.0	79.1	159.0	111.3	0.4	453.8
Gross margin	$61.4	$127.6	$147.0	$58.1	$(0.4)	$393.7
Gross margin as a percentage of operating revenues	6.2%	10.4%	36.6%	34.3%	—	14.1%
Operating income (loss) from continuing operations	$18.2	$37.8	$29.3	$33.5	$(4.6)	$114.2

	2002 Restated
	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	Total SIRVA
	(Dollars in millions)
Operating revenues:
Service revenue	$85.7	$1,162.3	$350.2	$127.6	$—	$1,725.8
Home sale revenue	372.8	—	—	—	—	372.8
Total operating revenues	458.5	1,162.3	350.2	127.6	—	2,098.6
Operating expenses:
Purchased transportation expense	—	957.7	85.0	—	—	1,042.7
Cost of home sales	374.7	—	—	—	—	374.7
Other direct expenses	48.3	76.1	135.1	84.5	0.2	344.2
Gross margin	$35.5	$128.5	$130.1	$43.1	$(0.2)	$337.0
Gross margin as a percentage of operating revenues	7.7%	11.1%	37.1%	33.8%	—	16.1%
Operating income (loss) from continuing operations	$10.3	$34.7	$24.7	$22.2	$(1.3)	$90.6
Key Performance Indicators, 2003 vs. 2002:
Percent change in operating revenues	117.3%	5.2%	14.7%	32.7%	—	32.9%
Percentage point change in gross margin as a percentage of operating revenues	(1.5)	(0.7)	(0.5)	0.5	—	(2.0)

Global Relocation Services

Operating revenues were $996.2 million for the year ended December 31, 2003, which represents a $537.7 million, or 117.3%, increase compared to $458.5 million for the year ended December 31, 2002.

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

Gross margin was $61.4 million for the year ended December 31, 2003, representing a $25.9 million, or 72.8%, increase compared to $35.5 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the year-over-year effect of the CRS acquisition, which occurred in May 2002, and the margin associated with the growth that has been achieved since the acquisition. Gross margin as a percentage of operating revenues was 6.2% for the year ended December 31, 2003, which represents a 1.5 percentage point decrease compared to 7.7%for the year ended December 31, 2002. This reflects a shift in product mix within our relocation services towards a higher percentage of fixed fee relocations, which have a lower margin than our traditional relocation services.

Gross margin on our home sale revenue for the year ended December 31, 2003 was a loss of $3.8 million, which represents a $1.9 million decrease compared to a loss of $1.9 million for the year ended December 31, 2002, and reflects our loss on homes sold. Gross margin on service revenue was $65.2 million in 2003, representing a $27.8 million, or 74.4%, increase from $37.4 million in 2002. Results in 2003 reflect a full year of activity, following the purchase of Rowan Simmons in July 2002.

G&A expenses were $39.2 million for the year ended December 31, 2003, which represents a $16.4 million, or 71.9%, increase compared to $22.8 million for the year ended December 31, 2002. The majority of this increase was driven by additional staffing to support organic revenue growth, as well as, the full year affect of the CRS acquisition that occurred in May 2002. Intangibles amortization expense increased from $2.4 million for the year ended December 31, 2002 to $3.9 million for the year ended December 31, 2003 due to our acquisitions of CRS and Rowan Simmons.

Operating income from continuing operations was $18.2 million for the year ended December 31, 2003, which represents a $7.9 million, or 76.5%, increase compared to $10.3 million for the year ended December 31, 2002, reflecting the gross margin gains associated with the CRS acquisition and the subsequent growth of SIRVA Relocation offset in part by the G&A costs associated with the acquired business.

Moving Services North America

Operating revenues were $1,222.4 million for the year ended December 31, 2003, which represents a $60.1 million, or 5.2%, increase compared to $1,162.3 million for the year ended December 31, 2002.

The increase in operating revenues is primarily a result of strong increases in revenue within our Allied and North American brands.Offsetting this increase was a decrease of $20.3million in operating revenue within our non-household goods moving businesses.

Gross margin was $127.6 million for the year ended December 31, 2003, which represents a $0.9 million, or 0.8%, decrease compared to $128.5 million for the year ended December 31, 2002. The margin decline is primarily the result of a change in the mix of revenue types. While overall revenue increased $60.1 million, linehaul revenue decreased $9.9 million, with accessorial revenue increasing

$70.0 million. Linehaul revenue is the revenue associated with the core household goods move from origin location to destination location and is the revenue stream from which we retain the van line’s margin. Because this revenue declined in 2003, our margins also declined. Accessorial services are additional services associated with a household goods move such as packing, unpacking and storage. These services are principally provided by our agents, with nearly all revenue commissioned to them. Gross margin as a percentage of operating revenues was 10.4% for the year ended December 31, 2003, which represents a 0.7 percentage point decrease compared to 11.1% for the year ended December 31, 2002. The margin rate decline is primarily the result of a higher percentage of accessorial revenues to total revenues. Accessorial revenues as a percentage of total revenues were 36.6% for the year ended December 31, 2003 as compared to 32.5% for the year ended December 31, 2002.

G&A expenses were $89.6 million for the year ended December 31, 2003, which represents a $0.5 million, or 0.6%, decrease compared to $90.1 million for the year ended December 31, 2002. The majority of this improvement was due to cost containment initiatives and the favorable impact of $2.8 million from the reversal to income of unclaimed accounts receivable credits and $2.7 million associated with standardizing employee benefit programs. G&A costs were negatively impacted by $1.6 million of outside legal expenses associated with the DOJ investigation and severance costs of $1.7 million. We recognized $3.8 million in other charges for the year ended December 31, 2002, related to the December 2002 SIRVA headquarters move. There were no impairments or other charges in 2003. For the year ended December 31, 2003, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million. For the year ended December 31, 2002, we recognized a $2.9 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits.

Operating income from continuing operations was $37.8million for the year ended December 31, 2003, which represents a $3.1 million, or 8.7%, increase compared to $34.7 million for the year ended December 31, 2002. The improvement was primarily due to G&A costs that were lower for the year ended December 31, 2003.

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

Gross margin was $147.0 million for the year ended December 31, 2003, which represents a $16.9 million, or 13.1%, increase compared to $130.1 million for the year ended December 31, 2002. The dollar increase is primarily due to $13.6 million of favorable currency impact and the Scanvan acquisition, which offset organic declines in other European business units. Gross margin as a percentage of operating revenues was 36.6% for the year ended December 31, 2003, which represents a 0.5 percentage point decrease compared to 37.1% for the year ended December 31, 2002, reflecting U.K. domestic business price pressures partially offset by growth in records management and the 2002 divestiture of a low-margin industrial moving business in the United Kingdom.

G&A expenses were $120.0 million for the year ended December 31, 2003, which represents an $11.6 million, or 10.7%, increase compared to $108.4 million for the year ended December 31, 2002.

Contributing to the increase in expenses was $11.3 million of unfavorable currency movements and $1.0 million in outside legal expenses in relation to the European antitrust investigation. Intangibles amortization expense increased from $0.0 million for the year ended December 31, 2002 to $0.3 million for the year ended December 31, 2003 due to our acquisitions of Maison Huet and Scanvan. For the year ended December 31, 2003, we recognized $2.6 million in other gains due to the sale of our Sydney, Australia facility and our investment in a joint venture. For the year ended December 31, 2002, we recognized $3.0 million in other gains due to the divestiture the industrial moving business in the United Kingdom.

Operating income from continuing operations was $29.3 million for the year ended December 31, 2003, which represents a $4.6 million, or 19.0%, increase compared to $24.7 million for the year ended December 31, 2002. This increase was primarily driven by higher gross margins and lower G&A costs as a percentage of operating revenues, reflecting the results of a strict cost-control program imposed.

Network Services

Operating revenues were $169.4 million for the year ended December 31, 2003, which represents a $41.8 million, or 32.7%, increase compared to $127.6 million for the year ended December 31, 2002. This growth is primarily attributable to the inclusion of NAIT for a full twelve months in the 2003 period compared to only nine months in 2002, and the integration of NAIT into SIRVA, which has enabled us to offer our pre-existing range of fleet and insurance services to the NAIT membership base. In addition to the growth in our client base, operating revenues increased due to the insurance environment subsequent to September 11, 2001, which generally resulted in certain premiums increasing in the year ended December 31, 2003 compared to the year ended December 31, 2002.

Gross margin was $58.1 million for the year ended December 31, 2003, which represents a $15.0 million, or 34.8%, increase compared to $43.1 million for the year ended December 31, 2002. Growth in gross margin dollars was primarily attributable to the significant growth of NAIT since its acquisition by us, which occurred at the beginning of April 2002. NAIT membership grew from approximately 11,000 members in April 2002 to more than 23,000 members by December 2003. Gross margin as a percentage of operating revenues was 34.3% for the year ended December 31, 2003, which represents a 0.5 percentage point increase compared to 33.8% for the year ended December 31, 2002. This impact was driven by the substantial increase in our independent contractor insurance portfolio, which has higher gross margin rate characteristics than our agent and small fleet insurance packages as well as our fleet maintenance operations.

G&A expenses were $22.7 million for the year ended December 31, 2003, which represents a $3.4 million, or 17.6%, increase compared to $19.3 million for the year ended December 31, 2002. The majority of this increase was driven by additional staffing to support organic revenue growth, as well as, the full year affect of the NAIT acquisition that occurred in April 2002. Intangibles amortization expense increased from $1.4 million for the year ended December 31, 2002 to $1.9 million for the year ended December 31, 2003 due to our acquisition of NAIT. For the year ended December 31, 2002, we recognized $0.8 million in other charges related to the December 2002 SIRVA headquarters move. There were no impairments or other charges in 2003. For the year ended December 31, 2002, we recognized a $0.7 million curtailment gain resulting from the freezing of the U.S. pension plan and the reduction of retiree medical benefits. There were no curtailment or other gains in 2003.

Operating income from continuing operations was $33.5 million for the year ended December 31, 2003, representing an $11.3 million, or 50.9%, increase compared to $22.2 million for the year ended December 31, 2002. This increase reflects the gross margin gains associated with the acquisition and subsequent growth of NAIT, growth in our existing business, higher overall premium rates due to market conditions and G&A expense efficiencies driven by our progressive integration of our network services operations and increased investment income.

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

	Restated			Restated
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)			(Percentage of operating revenues)
Operating revenues	$370.0	$401.2	$404.0	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation expense	187.4	193.1	196.3	50.7%	48.1%	48.6%
Other direct expenses	112.6	123.3	123.1	30.4%	30.7%	30.5%
Gross margin	70.0	84.8	84.6	18.9%	21.2%	20.9%
General and administrative expense	76.4	82.3	85.2	20.6%	20.5%	21.0%
Discontinued operations charges	44.0	—	—	11.9%	—%	—%
Operating income (loss)	(50.4)	2.5	(0.6)	(13.6)%	0.7%	(0.1)%
Interest and non-operating expense	1.8	6.1	6.0	0.5%	1.5%	1.5%
(Benefit) for income taxes	(19.1)	(2.0)	(1.4)	(5.2)%	(0.4)%	(0.3)%
Net loss from discontinued operations	$(33.1)	$(1.6)	$(5.2)	(8.9)%	(0.4)%	(1.3)%

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

Revenues:   Revenues were $370.0 million for the year ended December 31, 2004, a decline of $31.2 million, or 7.8%, from $401.2 million for the year ended December 31, 2003. The decline was due to a $39.2 million decrease in organic operations, partially offset by an $8.0 million currency gain. There was no impact from acquisitions. Revenue declined $1.6 million, $34.7 million, and $2.9 million in TS, HVP and STEU, respectively.

Operating income (loss) from discontinued operations:   The operating loss from discontinued operations was $50.4 million for the year ended December 31, 2004, a decline of $52.9 million from the $2.5 million income from discontinued operations for the prior year. Operating income declined $8.9 million organically with the remainder of the decrease due to $44.0 million of discontinued operations charges. Excluding charges, operating income from discontinued operations declined $3.2 million for TS, $1.3 million for STEU and $4.4 million from HVP. Discontinued operations charges include $20.2 million of asset impairments (Goodwill, trailers, software and long-lived assets), $10.5 million of facilities lease accruals, $3.4 million in severance accruals, $4.7 million in trailer lease accruals and $5.2 million in contract termination and other accrued closing costs.

Income tax:   For the year ended December 31, 2004, our estimated income tax benefit for discontinued operations was $19.1 million based on a pre-tax loss of $52.2million, producing an effective tax rate of 36.7%. For the year ended December 31, 2003, our estimated income tax benefit for discontinued operations was $2.0 million on a pretax loss of $3.6 million, producing an effective tax rate of 55.2%. The high effective tax rate in 2003 was due to the reversal of a tax contingency reserve of $0.7 million in the STEU business unit.

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

Operating income (loss) from discontinued operations:   The operating income from discontinued operations was $2.5 million for the year ended December 31, 2003, an increase of $3.1 million from the $0.6 million operating loss from discontinued operations for the prior year. The increase was primarily due to organic operations.

Income tax:   For the year ended December 31, 2003, our estimated income tax benefit for discontinued operations was $2.0 million based on a pre-tax loss of $3.6million, producing an effective tax rate of 55.2%. For the year ended December 31, 2002, our estimated income tax benefit for discontinued operations was $1.4 million on a pretax loss of $6.6 million, producing an effective tax rate of 21.5%.The high effective tax rate in 2003 was due to the reversal of a tax contingency reserve of $0.7 million in the STEU business unit.

Financial Condition

The information provided below about our cash flows, debt, credit facilities, capital and operating lease obligations and future commitments is included here to facilitate a review of our liquidity.

Cash flows from operating activities

Net cash provided by operating activities was $159.3 million, $79.6 million and $67.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Our operating cash flows increased by $79.7 million in 2004, driven primarily by a $94.7 million source of funds as a result of the initial securitization of certain accounts and notes receivables purchased in conjunction with our acquisition of Executive Relocation Corporation in December 2004. Net income, adjusted for the non-cash impact of depreciation and amortization, stock compensation expense, deferred income taxes and impairment of goodwill and other assets decreased by $20.4 million from 2003 to 2004 partially offsetting the impact of the receivable securitization. Adjustments to reconcile net income for the impact of the amortization and write-off of deferred debt issuance expense and loss on bond extinguishment were $37.4 million lower in 2004 than in 2003. There was a $53.2 million increase in cash flow from operating activities due to changes in accounts and notes receivable (excluding the initial impact of Executive Relocation acquisition) and changes in relocation properties related assets and liabilities used $7.8 million more cash in 2004 than in 2003. All other impacts resulted in a net decrease in cash flow of $2.4 million versus the prior year.

Net cash from operating activities increased $12.2 million in 2003 compared with 2002. Net income, adjusted for the non-cash impact of depreciation and amortization, stock compensation expense, deferred income taxes and impairment of goodwill and other assets decreased by $0.4 million. The 2003 results also reflected an impact of $37.6 million in adjustments for the increase in the amortization and write-off of deferred debt issuance expense and the loss on bond extinguishment. The 2003 results reflected a $12.6 million increase in net cash used to grow accounts and notes receivable and an increase of $20.3 million to finance relocation properties related assets and liabilities. All other impacts resulted in a net increase in cash flow of $7.9 million versus 2002.

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

These equity advances, purchased homes and mortgages are classified as current assets in our consolidated balance sheets, and movements in these assets are reflected in our cash flow from operations through changes in accounts and notes receivable, relocation related assets and liabilities and originations and sales of mortgages held for resale, respectively. The cash needed to finance these assets is largely provided by mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities in borrowings and repayments in mortgage and relocation facilities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes and mortgage loans is low. For internal purposes, we treat the associated financing as a current liability, not as debt. This current liability moves in tandem with the corresponding current assets, with minimal resulting net effect on cash flow.

For internal management purposes, we use a measure of “free cash flow”. This measure starts with cash flow provided from operating activities as reported in our statements of cash flows and prepared in accordance with GAAP. To cash flow from operations, we add the net change in mortgage facilities, the changes in relocation facilities and capital expenditures on property and equipment. Cash proceeds from the sale of property and equipment are netted in the measure of free cash flow with cash expenditures for these same capital items. We include the cash flows from mortgage warehouse facilities and relocation financing activities within the measure of cash flow activity, because we feel these activities are essentially cash flow neutral since they move in tandem with the change in mortgage and relocation properties held for sale.

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

In the year ended December 31, 2003, we had free cash flow of $89.9 million compared to $55.6 million in the year ended December 31, 2002, an increase of $34.3 million. This increase was primarily driven by the $12.2 million increase in cash flow provided by operating activities, a $16.5 million net increase in our mortgage and relocation facilities due to the growth in our relocation services business, and the $6.1 million decrease in capital expenditures, net of sale proceeds.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable securitization facility. Our senior credit facility includes a $425 million term loan and a $175 million revolving credit facility. Our senior credit facility contains a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the senior credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. In addition, under our senior secured credit facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. We executed a series of amendments to the revolving credit facility with effective dates of March 28, July 1, September 30 and November 14, 2005, and March 23, August 15, and September 29, 2006. The amendments, among other things, extended the time period for the filing of financial statements and restated the financial covenants relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the facility. The amended senior credit facility does not require the debt leverage or interest coverage test be measured for any period prior to the third quarter of 2006. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. While we believe the current financial covenant levels are now appropriate, if it becomes necessary to further amend the financial covenants, we would also expect that we would have to amend other terms and conditions in the agreement.

Our short-term and long-term liquidity needs will arise primarily from:

•       interest expense, which was $27.3 million in 2004 ($25.5 million from continuing operations and $1.8 million from discontinued operations). Of this, $26.8 million was settled in cash and $0.5 million relates to non-cash charges. We expect our interest expense to be approximately $39.3 million in 2005. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest rate expense by approximately $4.4 million in the next year;

•       principal repayments of debt and capital leases, which were $16.4 million in 2004 and are scheduled to be $5.4 million in 2005, $10.5 million in 2006, $9.7 million in 2007, $8.7 million in 2008, $6.5 in 2009 and $474.1 million thereafter; principal repayment of $42.1 million in outstanding borrowings under our revolving credit facility scheduled in 2009. We expect to make significant prepayments of our term debt in 2005 with the proceeds from the sale of our insurance and records management businesses;

•       operating lease payments, which were $64.8 million in 2004 and are scheduled to total $63.3 million in 2005, $49.1 million in 2006, $42.0 million in 2007, $34.4 million in 2008, $28.1 million in 2009 and $88.4 million thereafter;

•       unconditional purchase commitments, which are scheduled to total $21.7 million in 2005, $19.4 million in 2006, $18.0 million in 2007, $18.1 million in 2008, $18.4 million in 2009 and $48.7 million thereafter (see Note 32 “Subsequent Events”);

•       capital expenditures, which were$35.5 million in 2004 and are expected to range between $20.0 million and $25.0 million in 2005;

•       cash tax payments, which were $7.8 million in 2004, due primarily to the utilization of accumulated net operating losses in the United States and which are expected to be between$7.0 million and$8.0 million in 2005. After 2005, net operating losses in the United States will have been substantially utilized and cash tax payments will be expected to more closely approximate the provision for income taxes;

•       contributions to our pension plans;

•       funding needs associated with our restructuring plans and the Disposal Plan;

•       one time fees and expenses. Given the scope of work required to complete the Audit Committee’s review, the incremental audit procedures undertaken by our public accounting firm and the additional professional resources we utilized to support the review of the 2004 balance sheet and its restatement process, we expect expenses associated with these activities during 2005 to be approximately $60.0 million; and

•       working capital requirements as may be needed to support business growth. As Global Relocation Services adds new customers, we expect to increase the utilization of our relocation securitization facility to fund relocation related receivables. While this $200.0 million facility was only 53% utilized at December 31, 2004, we expect that in the long-term this facility will need to be increased to meet incremental funding requirements as new customers are added. In addition, when the Company is required to purchase a relocating employee home, this purchase must be funded primarily by servicing the existing mortgages and by borrowing under the revolver.

At December 31, 2004, the Company has $89.9 million of homes in its inventory as relocation properties held for sale. The Company’s net investment in these homes was $31.3 million after considering the existing mortgages on the homes. This net investment grew $14.4 million during 2004 as the Company’s fixed fee relocation product offering grew rapidly. Continued growth or a downturn in the U.S. real estate market would require the Company to fund larger amounts of purchased homes as well as expand the use of other financing sources, if available.

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

The following table provides a summary, at December 31, 2004, of our contractual obligations related to long-term debt, leases and other commercial commitments:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in millions)
Long-Term Debt	$532.6	$0.2	$10.1	$51.9	$470.4
Interest Payments on Long-term Debt(1)	167.4	30.6	61.7	60.1	15.0
Capital Lease Obligations	24.3	5.2	10.1	5.3	3.7
Interest Payments on Capital Leases	6.7	1.2	1.5	0.7	3.3
Operating Leases	305.3	63.3	91.1	62.5	88.4
U.S. Insurance Loss Reserves	85.6	45.1	26.6	6.7	7.2
Cargo Claims Reserves	24.9	22.9	2.0	—	—
Unconditional Purchase Obligations	144.3	21.7	37.4	36.5	48.7
Total Contractual Cash Obligations	$1,291.1	$190.2	$240.5	$223.7	$636.7

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

Debt Service.   Principal and interest payments under our credit facilities represent significant liquidity requirements for us. Our senior credit facility is composed of a term loan and a revolving credit facility. At December 31, 2004, we had $681.4 million of indebtedness composed of indebtedness for borrowed money and capital leases consisting of:

•       $490.0 million outstanding under our term loan;

•       $42.1 million debt and $14.1 million of letters of credit outstanding under our $175.0 million revolving credit facility, leaving available capacity of $118.8 million at December 31, 2004;

•       $24.3 million of capital leases;

•       $124.4 million of short-term debt, consisting of $77.1 million of our mortgage warehouse facility, $43.4 million of our relocation financing facilities, $1.6 million of foreign subsidiaries’ operating lines of credit, $2.3 million of insurance policy financing; and

•       $0.6 million of other debt.

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

Securities Class Action

In November 2004, two purported securities class action complaints were filed in the United States District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. Titled Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, and Hiatt v. SIRVA, Inc., et al., No. 04-CV-7532, both complaints purported to be brought on behalf of all those who acquired our common stock between November 25, 2003, and November 9, 2004. On January 25, 2005, the plaintiff in Hiatt v. SIRVA, Inc. voluntarily dismissed his suit. On March 29, 2005, the court appointed Central Laborers’ Pension Fund lead plaintiff in the remaining case, and approved its choice of counsel, Milberg Weiss Bershad & Schulman LLP, as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint, retaining the same class period, and alleging, among other things, that defendants had made false and misleading statements in certain SEC filings, including the prospectuses to our initial and secondary public offerings, and press releases. The statements subject to the complaint generally relate to our insurance claims reserves, European operations, and restatement accounts and are said to constitute violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks unspecified damages. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (“Amended Complaint”), a corrected version of which was filed on October 19, 2005. The Amended Complaint adds ten new defendants, including an additional director, the seven underwriters which participated in the initial and secondary public offerings, our independent auditor and our controlling shareholder. The Amended Complaint extends the class period, purporting to be brought on behalf of all those who acquired our common stock between November 25, 2003, and January 31, 2005. It retains all causes of action contained in the prior Complaint and adds a new claim against our controlling shareholder for violation of Section 20(a) of the Securities Exchange Act of 1934. The Amended Complaint also contains additional allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls.

Dr. Richard Bassin filed a complaint on February 17, 2005, against us and certain of our directors and officers in the Circuit Court for St. Clair County, Illinois alleging violations of Sections 11 and 15 of the 1933 Act. Bassin v. SIRVA, Inc., et al., No. 05 L 120 (the “Bassin case”). The Complaint alleges facts similar to the Central Laborers’ case. On April 28, 2005, all defendants in the Bassin case filed a joint removal petition in the United States District Court for the Southern District of Illinois under the Securities Law Uniform Standards Act (“SLUSA”), 15 U.S. C. § 77v.(a). Bassin v. SIRVA, Inc., et al., No. 05-314-GPM. Plaintiffs subsequently filed a motion to remand the case to state court. Defendants later filed a motion to transfer the case to the Northern District of Illinois under 28 U.S. C. § 1404. On or about September 26, 2005, counsel for the plaintiff withdrew its motion to remand, and counsel for all parties notified the Court of an agreement to transfer the Bassin case to the United States District Court of the Northern District of Illinois. The case is in the preliminary stages, the outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

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

2005 SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005, earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had recently been converted into a formal investigation. We are cooperating with the investigation.

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

In 2004, for our domestic defined benefit pension plan, we maintained the expected return on plan assets at 9%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.2%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. A reduction in the expected return on plan assets from 9.0% to 8.5% would increase pension expense by approximately $0.4 million. The discount rate assumption was lowered to 5.75% from 6.25%. The discount rate we utilize for determining pension obligations is based on the plan’s projected cash flow utilizing Citigroup Pension Liability Index spot rate. A reduction in the discount rate from 5.75% to 5.50% would increase pension expense by approximately $0.3 million. Pension expense in 2005 is expected to increase by approximately $0.2 million primarily due to the change in the discount rate assumption. During 2004, we recorded a minimum pension liability adjustment of $3.9 million, net of tax, to accumulated other comprehensive income (loss). If the equity markets decline, we could be required to record a charge to accumulated other comprehensive income (loss).

In 2004 for our U.K. pension plan, the expected return on plan assets was lowered from 7.75% to 7.4% based upon the expected yield on both government and corporate bonds being 0.3% lower at the end of 2004 as compared to year end 2003. In developing our expected long-term rate of return assumption, we evaluated input from our actuary, including its review of our asset allocation strategy whose benchmark indices returned 8.3% over the last 10 years. We anticipate that our investment managers will generate long-term returns of at least 7.4%. A reduction in the expected return on plan assets from 7.4% to 6.9% would increase pension expense by approximately $0.5 million. The discount rate assumption was lowered to 5.4% from 5.6%. The discount rate we utilize for determining pension obligations is based on the plan’s projected cash flow utilizing corporate spot rates. A reduction in the discount rate from 5.4% to 5.15% would increase pension expense by approximately $0.2 million. Pension expense in 2005 is expected to increase by approximately $0.5 million primarily due to the change in discount rate and expected rate of return on asset assumptions. During 2004, we recorded a minimum pension liability adjustment of $6.5 million, net of tax, to accumulated other comprehensive loss. If the equity markets decline, we could be required to record a charge to accumulated other comprehensive loss.

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

We do not intend, and we are under no obligation, to update any particular forward-looking statement included in this report. The information referred to above, as well as the business risks contained in this report, should be considered when reviewing forward-looking statements contained in this report.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

As described in Note 21, the Company changed its accounting for redeemable junior preferred stock upon adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” on July 1, 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain an effective control environment, (2) the Company did not maintain effective controls over the financial reporting process, (3) the Company did not maintain effective controls over the complete and accurate recording of leases, (4) the Company did not maintain effective controls over the complete and accurate recording of purchase business combinations, (5) the Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment, (6) the Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment, (7) the Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment, (8) the Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities, (9) the Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment, (10) the Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals, (11) the Company did not maintain effective controls over reconciliations of certain financial statement accounts, (12) the Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring, (13) the Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts, (14) the Company did not maintain effective controls over spreadsheets and (15) the Company did not maintain effective controls over income taxes based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1)               The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 12 below. This control deficiency contributed to the material weaknesses discussed in items 2 to 15 below, the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 and 2003 interim consolidated financial statements, as well as audit adjustments to the 2004 consolidated financial statements.

2)               The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in items 3 to 15 below and the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

3)               The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to evaluate and accurately record (i) lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, (ii) amortization expense over the remaining lease term for leasehold improvements, (iii) impairment expense related to leased assets associated with discontinued operations, and (iv) costs to remediate or return leased facilities to initial condition at the end of the lease term. Additionally, effective controls were not designed and in place to appropriately classify leases as either operating or capital in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: property and equipment, other current liabilities, current portion of long-term debt, current portion of capital lease obligations, unearned premiums and other deferred credits, long-term debt, capital lease obligations, other long-term liabilities, general and administrative expense, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

4)               The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the foreign currency translation of goodwill, the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, other current assets, property and equipment, deferred income taxes, goodwill, intangible assets, accounts payable, unearned premiums and other deferred credits, other current liabilities, other long-term liabilities, additional paid in capital, accumulated deficit, accumulated other comprehensive income (loss), service revenue, purchased transportation expense, other direct expense, intangibles amortization, general and administrative expense and interest expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

5)               The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment.   Specifically, effective controls were not designed and in place to ensure that contracts were appropriately evaluated for re-insurance, eligible service fees, profit sharing commission or stop loss clauses and an appropriate risk transfer analysis was performed in order to select the appropriate method of income recognition and the establishment of liabilities due to customers, state regulatory agencies or re-insurers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, other current assets, goodwill, insurance loss and cargo claim reserves, other current liabilities, service revenue, other direct expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

6)               The Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment.   Specifically, the Company’s controls over the selection and application of accounting policies related to the timing of revenue recognition for corporate and referral fee revenue upon the closing date and other management fee revenue upon the date services are earned and realizable were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company’s controls over the selection of accounting policies relating to the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, as well as the presentation of interest income as revenue and interest expense as cost of sales related to home equity advances were ineffective to ensure that such transactions were accounted for and presented in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, relocation properties held for resale, goodwill, accounts payable, relocation properties related payables, unearned premiums and other deferred credits, other current liabilities, service revenue, home sale revenue, other direct expense and cost of homes sold. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

7)               The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, the presentation of net interest income as revenue and the recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, short-term investments, service revenue, general and administrative expense, other expense (income) and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 interim and annual consolidated financial statements.

8)               The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts payable, other current liabilities, purchased transportation expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

9)               The Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment.   Specifically, effective controls were not designed and in place to evaluate the collectibility of accounts receivable and accuracy of the related allowance for doubtful accounts in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

10)        The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: other current liabilities and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

11)        The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

12)        The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support or sufficient documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

13)        The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, nor were intercompany confirmations and reconciliations completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

14)        The Company did not maintain effective controls over spreadsheets.   Specifically, the Company failed to maintain effective version control and cell protection surrounding spreadsheets in accordance with established company policies for spreadsheet design within the Network Services segment and Discontinued Operations. This control deficiency affected the following accounts and their related disclosures: insurance loss and cargo claims reserves, other current liabilities, other long-term liabilities, service revenue, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004 interim and annual consolidated financial statements.

15)        The Company did not maintain effective controls over income taxes.   Specifically, the Company did not maintain effective controls over the preparation and review of the income tax provision and related income tax balances, including applying appropriate tax rates, monitoring differences between the income tax basis and financial reporting basis of assets and liabilities necessary to record accurate deferred income tax balances and monitoring the accuracy of the components of the income tax provision. This control deficiency affected the following accounts and their related disclosures: deferred income taxes, accrued income taxes, provision for income taxes, accumulated other comprehensive income (loss) and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

Additionally, each of these control deficiencies could result in a material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Executive Relocation Corporation (ERC) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded ERC from our audit of internal control over financial reporting. ERC is a wholly owned subsidiary whose total assets and total revenues represent 7.4% and 0.03%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in items 1-14 above. Management has determined that the restatement described in Note 2 to the consolidated financial statements was an additional effect of the material weaknesses described in items 1-14 above. However, management has subsequently determined that the material weakness described in item 15 above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.

PricewaterhouseCoopers LLP
Chicago, Illinois
November 18, 2005, except for Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is January 16, 2007

SIRVA, INC.
Consolidated Balance Sheets
At December 31, 2004 and 2003
(Dollars in thousands except share and per share data)

	Restated
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$72,101	$60,154
Short-term investments	161,557	92,494
Accounts and notes receivable, net of allowance for doubtful accounts of $24,842 and $21,786, respectively	371,275	360,525
Relocation properties related receivables	79,993	62,224
Mortgages held for resale	79,050	58,063
Relocation properties held for resale	89,925	48,604
Deferred income taxes	35,474	35,736
Assets held for sale	13,117	—
Other current assets	41,821	34,212
Total current assets	944,313	752,012
Investments	5,118	5,726
Property and equipment, net	163,624	182,409
Goodwill, net	391,410	374,452
Intangible assets, net	264,239	233,413
Assets held for sale	16,633	—
Other long-term assets	33,727	38,285
Total long-term assets	874,751	834,285
Total assets	$1,819,064	$1,586,297
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$222	$377
Current portion of capital lease obligations	5,224	5,055
Short-term debt	124,431	95,076
Accounts payable	98,703	78,582
Relocation properties related payables	92,201	75,054
Accrued purchased transportation expense	76,718	71,762
Insurance loss and cargo claims reserves	82,248	64,864
Unearned premiums and other deferred credits	79,436	57,383
Accrued income taxes	38,104	35,368
Liabilities associated with assets held for sale	11,345	—
Other current liabilities	117,405	120,236
Total current liabilities	726,037	603,757
Long-term debt	532,411	426,590
Capital lease obligations	19,066	19,724
Insurance loss and cargo claims reserves	44,063	29,316
Deferred income taxes	—	21,452
Liabilities associated with assets held for sale	5,205	—
Other long-term liabilities	90,315	73,246
Total long-term liabilities	691,060	570,328
Total liabilities	1,417,097	1,174,085
Commitments and contingencies (Note 23)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,264,696 issued and 73,670,717 outstanding at December 31, 2004 and 73,029,346 issued and 70,435,367 outstanding at December 31, 2003, respectively	763	730
Additional paid-in-capital	486,448	446,522
Common stock purchase warrant	—	655
Unearned compensation	(1,312)	(3,229)
Accumulated other comprehensive income (loss)	14,523	(3,074)
Accumulated deficit	(88,337)	(19,274)
Total paid-in-capital and accumulated deficit	412,085	422,330
Less cost of treasury stock, 2,593,979 shares at December 31, 2004 and 2003	(10,118)	(10,118)
Total stockholders’ equity	401,967	412,212
Total liabilities and stockholders’ equity	$1,819,064	$1,586,297

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands except share and per share data)

	Restated
	2004	2003	2002
Operating revenues:
Service revenue	$2,248,630	$1,962,489	$1,725,817
Home sale revenue	1,227,312	826,978	372,790
Total operating revenues	3,475,942	2,789,467	2,098,607
Operating expenses:
Purchased transportation expense	1,217,096	1,111,178	1,042,718
Cost of homes sold	1,232,294	830,793	374,656
Other direct expense	605,855	453,811	344,229
Total direct expenses	3,055,245	2,395,782	1,761,603
Gross margin	420,697	393,685	337,004
General and administrative expense	351,413	277,070	244,576
Intangibles amortization	8,589	6,209	3,801
Impairments and other charges	70,182	—	4,658
Curtailment and other gains	(7,027)	(3,772)	(6,630)
Restructuring expense	2,816	—	—
Operating income (loss) from continuing operations	(5,276)	114,178	90,599
Other expense (income), net	(611)	(580)	678
Debt extinguishment expense	1,769	37,588	—
Interest expense, net	25,471	54,424	55,218
Income (loss) from continuing operations before income taxes	(31,905)	22,746	34,703
Provision (benefit) for income taxes	4,097	6,764	(20,978)
Income (loss) from continuing operations	(36,002)	15,982	55,681
Loss from discontinued operations, net of income tax benefit of $19,108, $1,984 and $1,402	(33,061)	(1,634)	(5,176)
Net income (loss)	$(69,063)	$14,348	$50,505
Per share data:
Basic income (loss) per share—continuing operations	$(0.50)	$0.24	$1.01
Basic loss per share—discontinued operations	(0.46)	(0.03)	(0.10)
Basic net income (loss) per share	(0.96)	0.21	0.91
Diluted income (loss) per share—continuing operations	(0.50)	0.24	1.00
Diluted loss per share—discontinued operations	(0.46)	(0.03)	(0.10)
Diluted net income (loss) per share	(0.96)	0.21	0.90
Average number of common shares outstanding—basic	72,121,950	58,104,742	51,712,625
Average number of common shares outstanding—diluted	72,121,950	59,716,846	51,832,236

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Restated
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(69,063)	$14,348	$50,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,690	48,131	43,895
Amortization and write-off of deferred debt issuance costs	2,580	15,861	3,171
Loss on bond extinguishment	803	24,951	—
Change in provision for losses on accounts and notes receivable	9,712	4,819	7,248
Stock compensation expense	3,448	3,537	—
Deferred income taxes	(24,126)	2,536	(32,571)
Impairment of goodwill and other assets	87,170	—	7,092
Gain on sale of assets, net	(7,569)	(2,468)	(2,283)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	121,390	(19,784)	2,227
Originations of mortgages held for resale	(1,035,052)	(836,570)	(481,091)
Sales of mortgages held for resale	1,014,065	821,305	464,312
Relocation properties related assets and liabilities	(42,398)	(34,586)	(14,331)
Accounts payable	11,193	4,312	4,366
Other current assets and liabilities	1,439	25,396	(2,937)
Other long-term assets and liabilities	35,066	7,795	17,755
Net cash provided by operating activities	159,348	79,583	67,358
Cash flows from investing activities:
Additions of property and equipment	(35,454)	(28,583)	(33,462)
Proceeds from sale of property and equipment	14,336	6,537	5,282
Purchases of investments	(120,962)	(120,568)	(68,317)
Proceeds from sale or maturity of investments	97,638	98,950	63,277
Acquisitions, net of cash acquired	(104,973)	(33,035)	(102,625)
Other investing activities	(1,527)	(2,440)	(1,763)
Net cash used for investing activities	(150,942)	(79,139)	(137,608)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	826,097	889,883	380,668
Repayments on short-term and long-term debt	(866,655)	(1,065,548)	(362,559)
Borrowings on mortgage and relocation facilities	1,070,282	887,767	492,951
Repayments on mortgage and relocation facilities	(1,046,812)	(853,017)	(474,728)
Repayments on capital lease obligations	(4,444)	(6,028)	(4,983)
Redemption of junior preferred obligation	—	(32,633)	—
Call premium on bond extinguishment	(803)	(24,951)	—
Proceeds from issuance of common stock	—	250,658	66,315
Proceeds from exercises of warrants	34,999	—	—
Payment of initial public offering costs	(2,431)	(20,594)	—
Other stock transactions and financing activities	(4,500)	(13,036)	(16,910)
Net cash provided by financing activities	5,733	12,501	80,754
Effect of translation adjustments on cash	(651)	3,087	1,492
Cash included in assets held for sale	(1,541)	—	—
Net increase in cash and cash equivalents	11,947	16,032	11,996
Cash and cash equivalents at beginning of period	60,154	44,122	32,126
Cash and cash equivalents at end of period	$72,101	$60,154	$44,122
Supplemental disclosure of cash flow information—cash paid during the years ended December 31, 2004, 2003 and 2002:
Interest	$26,719	$47,382	$45,386
Income taxes	$7,782	$7,969	$4,883

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

Relocation Properties Held for Resale

The Company purchases homes under certain relocation programs. These properties are held for resale and consist of residential homes recorded in current assets at net realizable value. Adjustments to record the properties at net realizable value include an estimate for loss on sale and costs to sell the property. These estimates are based on historical actual results, as well as a quarterly home by home analysis taking into account management’s judgment of market value based on days in inventory, condition of the home and other relevant metrics.

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

Interest Expense, Net

The Company records interest expense net of interest income. Interest expense consists primarily of interest paid on the Company’s term loan, revolving credit facility, senior subordinated notes and other debt agreements, as well as the amortization of deferred debt issuance costs. Interest expense was $26,334,

$54,669 and $55,370 for the years ended December 31, 2004, 2003 and 2002. Interest income consists of amounts received on short-term investments, primarily bank cash deposits. Interest income was $863, $245 and $152 for the years ended December 31, 2004, 2003 and 2002.

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

•       The Company records relocation properties held for resale at net realizable value. In determining net realizable value, the Company makes estimates relating to market value and costs to sell, which amounted to $13,109 and $8,163 for 2004 and 2003, respectively. If the Company experienced a further reduction in the market value of the homes in inventory, additional adjustments may be required.

•       The Company offers certain incentives to its agents and corporate customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of other direct expense. Incentives offered to corporate customers are based upon meeting certain revenue thresholds, and are recognized as a reduction in operating revenues ratably over the period of incentive. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $3,633, $3,459 and $3,273 in the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company recognized customer incentives of $6,463, $6,750 and $7,048 in the years ended December 31, 2004, 2003 and 2002, respectively.

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

•       The Company maintains a Paid Time Off (“PTO”) policy in which eligible employees are allotted a number of compensated absences each year dependent upon years of service with the Company. For U.S. employees, the PTO days are earned and used in the same calendar year and unused PTO days may not be carried over into the following year unless otherwise required by state law. Due to the inability to carry unused PTO days from one year to the next year, there is no accrued vacation liability reflected at year-end for the U.S. employees. There are numerous variations of compensated absence policies in place for the non-U.S. work force, which in total carry liability amounts of $7,191 and $6,702 at December 31, 2004 and 2003, respectively.

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

Had the Company elected to apply the provisions of SFAS 123 and SFAS 148 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, net income (loss) would have changed for the years ended December 31, 2004, 2003 and 2002 as follows:

	Restated
	2004	2003	2002
Income (loss) from continuing operations	$(36,002)	$15,982	$55,681
Stock compensation expense included in income (loss) from continuing operations, net of tax	2,106	2,179	—
Pro forma compensation cost under fair value method, net of tax	(5,817)	(3,068)	(630)
Pro forma income (loss) from continuing operations	(39,713)	15,093	55,051
(Loss) from discontinued operations, net, as reported	(33,061)	(1,634)	(5,176)
Pro forma net income (loss)	$(72,774)	$13,459	$49,875
Basic net income (loss) per share, as reported	$(0.96)	$0.21	$0.91
Basic net income (loss) per share, pro forma	$(1.01)	$0.20	$0.90
Diluted net income (loss) per share, as reported	$(0.96)	$0.21	$0.90
Diluted net income (loss) per share, pro forma	$(1.01)	$0.19	$0.89
Basic weighted average common shares outstanding	72,121,950	58,104,742	51,712,625
Assumed conversion of stock options and awards per SFAS 123/148	—	1,694,662	124,024
Diluted weighted average common shares outstanding	72,121,950	59,799,404	51,836,649

Potentially dilutive securities totaling 2,447,445 shares for the year ended December 31, 2004 have not been included in the determination of diluted loss per share, as their inclusion would be anti-dilutive in that period.

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

In June 2004, the EITF issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The impairment methodology for various types of investments accounted for in accordance with the provisions of APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”, and SFAS 115 is predicated on the notion of other-than-temporary that is ambiguous and has led to inconsistent application. The Task Force reached a consensus that the application guidance in EITF 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance of EITF 03-1 was delayed by

Financial Accounting Standards Board Staff Position EITF Issue No. 03-1-1. However, the disclosure requirements of EITF 03-1, which the Company adopted as of December 31, 2003, have not been deferred.

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

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, “Share-Based Payment.” Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company must adopt the provisions of SFAS 123R as of the beginning of the first interim reporting period that begins after June 15, 2005 (i.e. the third quarter of 2005), with early adoption encouraged. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after June 30, 2005. The Securities and Exchange Commission has further delayed implementation of the standard until January 1, 2006.

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

(2)   Restatement

The 2003 and 2002 consolidated financial statements were previously restated (“Previously Restated”) to reflect the accounting errors primarily in the Company’s Insurance business unit, a component of its Network Services segment. The following table summarizes the pre-tax impact of the errors by segment, as well as the impact on net income (loss) and diluted net income (loss) per share recorded in the previous restatement.

Income (Expense)	2003	2002	Total	%
Network Services	$(2,688)	$(4,025)	$(6,713)	53.4%
Moving Services Europe and Asia Pacific	(1,549)	(1,052)	(2,601)	20.7%
Moving Services North America	(1,866)	(679)	(2,545)	20.2%
Discontinued Operations	(852)	9	(843)	6.7%
Corporate	(1)	—	(1)	—
Global Relocation Services	(1,244)	1,364	120	(1.0)%
	$(8,200)	$(4,383)	$(12,583)	100.0%
Net income (loss)	$(4,483)	$11,679
Diluted net income (loss) per share	$(0.07)	$0.23

During the 2005 closing procedures, other errors were identified. The most significant correction resulted from using the incorrect exchange rates to translate goodwill and intangible assets in the balance sheets. The 2004, 2003 and 2002 consolidated financial statements have been restated to correct these errors. The following table summarizes the pre-tax impact of the errors by segment, as well as the impact on net income (loss) and diluted net income (loss) per share.

Income (Expense)	2004	2003	2002	Total	%
Network Services	$(658)	$(347)	$(64)	$(1,069)	34.1%
Moving Services Europe and Asia Pacific	(1,600)	(382)	(88)	(2,070)	66.0%
Moving Services North America	362	(95)	201	468	(14.9)%
Discontinued Operations	(237)	(177)	(105)	(519)	16.5%
Corporate	(25)	(38)	(50)	(113)	3.6%
Global Relocation Services	322	(318)	162	166	(5.3)%
	$(1,836)	$(1,357)	$56	$(3,137)	100.0
Net income (loss)	$(910)	$(119)	$18,005
Diluted net income (loss) per share	$(0.01)	$—	$0.34

The Company has identified the following accounting errors impacting the years ended December 31, 2004, 2003 and 2002:

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

3.      Overstated premium revenue:   The Company maintains systems to invoice its customers for insurance premiums and other services. The Company did not administer an effective process to reconcile the general ledger account balances to the detailed accounts receivable trial balance. Upon review, the Company determined that certain customer refund payments and certain customer billing adjustments were not accurately recorded in the general ledger and recorded an adjustment to reduce accounts receivable, which also reduced amounts previously recorded as revenue or increased amounts previously recorded as bad debt expense.

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

5.      Intercompany accounts:   The Company recorded an adjustment to increase expense to eliminate all intercompany account balances. These accounts had not been fully eliminated in the past.

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

7.      Income tax:   The Company recorded an adjustment to reflect the tax impact of the restatement of the Company’s consolidated financial statements. The Company also recorded an adjustment to properly reflect the effect of annual tax rate changes in the income tax provision, which relate to deferred taxes established on accumulated other comprehensive income, as well as deferred taxes on intangible assets established in foreign jurisdictions. In addition, at December 31, 2001, a valuation allowance was established due to the uncertainty of realization of the net U.S. deferred tax asset position, as manifested by cumulative U.S. losses for the three-year period ended December 31, 2001. The Company had incorrectly attributed certain intangible assets and the associated deferred tax liabilities to U.S. operations rather than to the foreign entities to which they relate. As a result, the deferred tax liabilities were used as sources of income when the Company determined the valuation allowance to establish against its U.S. deferred tax asset at December 31, 2001, thereby understating the valuation allowance. Appropriately attributing the deferred tax liabilities to foreign entities required the Company increase its valuation allowance by $13,221 at December 31, 2001, which is included as an income tax benefit upon release of the valuation allowance in fiscal 2002. This valuation allowance was eliminated at December 31, 2002, due to the existence of U.S. profits for the year ended December 31, 2002, and forecasted U.S. profits for future years. See Note 13 to the consolidated financial statements for further detail.

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

9.      Presentation of home sales on a gross basis:   For homes purchased through its fixed fee product, the Company historically recorded revenues and costs of home sales at a net amount recorded in cost of sales. The Company now reports revenue from the sales of homes and related costs gross on the consolidated statement of operations, as described in Note 1. The amounts related to Global Relocation Services home sale revenues and related costs of homes sold for those homes the Company takes into inventory and assumes ownership risk.

10.   Presentation of interest and investment income:   The Company corrected the classification of interest and investment income and expense from general and administrative expense to operating revenues and other direct expense on the consolidated statement of operations. The Company generates investment income from the Network Services segment, as well as interest on mortgages and equity advances and expenses from the Global Relocation Services segment as part of its business operations. These amounts had inappropriately been presented on a net basis in either general and administrative expense or other direct expense.

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

12.   Reconciliation and analysis:   The Company recorded adjustments resulting from the failure to appropriately reconcile account balances to subledgers or other support as well as appropriately adjust account balances for unreconciled differences relating to substantially all accounts and their related disclosures. Additionally, estimates used for various accrual and allowance accounts were not updated on a timely, recurring basis.

13.   Contract accounting:   The Company determined that contracts within its Network Services segment were not appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and accordingly did not appropriately account for these items. Such adjustments impacted income recognition and required the establishment of liabilities due to customers, state regulatory agencies or reinsurers. The Company recorded adjustments to the following accounts and their related disclosures: accounts and notes receivable, other current assets, goodwill, insurance loss and cargo claim reserves, other current liabilities, service revenue, other direct expense and general and administrative expense to correct for these errors for insurance and reinsurance related transactions.

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

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on operating revenues for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Operating revenues originally reported	$3,470,278	$1,948,753	$1,781,486
(1)	Overstated commission income	—	(157)	(1,952)
(3)	Overstated premium revenue	—	(738)	(592)
(6)	Global Relocation Services revenue	—	(811)	4,061
(8)	Presentation of accessorial revenue and PTE	—	2,120	(65,591)
(9)	Presentation of home sales on a gross basis	—	826,978	372,789
(10)	Presentation of interest and investment income	—	10,695	7,204
(16)	Other	—	(254)	(36)
	Total previous restatement impact	—	837,833	315,883
	Operating revenues previously reported/restated	3,470,278	2,786,586	2,097,369
(6)	Global Relocation Services revenue	207	—	—
(10)	Presentation of interest and investment income	2,942	3,034	1,238
(12)	Reconciliation and analysis	1,938	—	—
(13)	Contract accounting	703	—	—
(16)	Other	(126)	(153)	—
	Total current restatement impact	5,664	2,881	1,238
	Operating revenues restated	$3,475,942	$2,789,467	$2,098,607

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on purchased transportation expense for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Purchased transportation expense originally reported	$1,214,912	$1,106,759	$1,106,927
(4)	Understated customer incentives or agent commissions liability	—	645	1,394
(5)	Intercompany accounts	—	531	76
(8)	Presentation of accessorial revenue and PTE	—	2,120	(65,591)
(12)	Reconciliation and analysis	—	267	(98)
(14)	Agent revenue distribution	—	770	25
(16)	Other	—	(207)	(199)
	Total previous restatement impact	—	4,126	(64,393)
	Purchased transportation expense previously reported/restated	1,214,912	1,110,885	1,042,534
(12)	Reconciliation and analysis	2,185	293	184
(16)	Other	(1)	—	—
	Total current restatement impact	2,184	293	184
	Purchased transportation expense restated	$1,217,096	$1,111,178	$1,042,718

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on total direct expenses for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Total direct expenses originally reported	$3,049,530	$1,559,754	$1,447,623
(2)	Facility lease accounting	—	135	654
(4)	Understated customer incentives or agent commissions liability	—	645	1,394
(5)	Intercompany accounts	—	531	76
(6)	Global Relocation Services revenue	—	(207)	2,853
(8)	Presentation of accessorial revenue and PTE	—	2,120	(65,591)
(9)	Presentation of home sales on a gross basis	—	826,978	372,789
(10)	Presentation of interest and investment income	—	1,636	962
(12)	Reconciliation and analysis	—	1,002	2
(14)	Agent revenue distribution	—	770	25
(16)	Other	—	321	140
	Total previous restatement impact	—	833,931	313,304
	Total direct expenses previously reported/restated	3,049,530	2,393,685	1,760,927
(10)	Presentation of interest and investment income	2,013	1,662	526
(12)	Reconciliation and analysis	2,457	435	150
(13)	Contract accounting	565	—	—
(16)	Other	680	—	—
	Total current restatement impact	5,715	2,097	676
	Total direct expenses restated	$3,055,245	$2,395,782	$1,761,603

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on general and administrative expense for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	General and administrative expense originally reported	$350,059	$260,210	$237,202
(2)	Facility lease accounting	—	257	(33)
(3)	Overstated premium revenue	—	185	60
(5)	Intercompany accounts	—	401	49
(10)	Presentation of interest and investment income	—	9,059	6,242
(11)	Presentation of curtailment and other gains	—	3,772	—
(12)	Reconciliation and analysis	—	689	(140)
(15)	Bad debt reserve analysis	—	384	214
(16)	Other	—	246	537
	Total previous restatement impact	—	14,993	6,929
	Total general and administrative expense previously reported/restated	350,059	275,203	244,131
(2)	Facility lease accounting	4	45	53
(10)	Presentation of interest and investment income	929	1,372	712
(12)	Reconciliation and analysis	(283)	196	(150)
(13)	Contract accounting	369	—	—
(15)	Bad debt reserve analysis	222	193	64
(16)	Other	113	61	(234)
	Total current restatement impact	1,354	1,867	445
	Total general and administrative expense restated	$351,413	$277,070	$244,576

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on income from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Income (loss) from continuing operations before income taxes originally reported	$(30,306)	$31,274	$38,935
(1)	Overstated commission income	—	(157)	(1,952)
(2)	Facility lease accounting	—	(392)	(622)
(3)	Overstated premium revenue	—	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	—	(645)	(1,394)
(5)	Intercompany accounts	—	(961)	(168)
(6)	Global Relocation Services revenue	—	(604)	1,208
(12)	Reconciliation and analysis	—	(1,942)	133
(13)	Contract accounting	—	(331)	(413)
(14)	Agent revenue distribution	—	(855)	(65)
(15)	Bad debt reserve analysis	—	(384)	(214)
(16)	Other	—	(154)	(254)
	Total previous restatement impact	—	(7,348)	(4,393)
	Income (loss) from continuing operations before income taxes previously reported/restated	(30,306)	23,926	34,542
(2)	Facility lease accounting	(4)	(45)	(53)
(6)	Global Relocation Services revenue	207	—	—
(12)	Reconciliation and analysis	(261)	(669)	(50)
(13)	Contract accounting	(231)	—	—
(15)	Bad debt reserve analysis	(222)	(193)	(64)
(16)	Other	(1,088)	(273)	328
	Total current restatement impact	(1,599)	(1,180)	161
	Income (loss) from continuing operations before income taxes restated	$(31,905)	$22,746	$34,703

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on income from continuing operations for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Income (loss) from continuing operations originally reported	$(35,253)	$19,919	$25,921
(1)	Overstated commission income	—	(157)	(1,952)
(2)	Facility lease accounting	—	(392)	(622)
(3)	Overstated premium revenue	—	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	—	(645)	(1,394)
(5)	Intercompany accounts	—	(961)	(168)
(6)	Global Relocation Services revenue	—	(604)	1,208
(7)	Income tax	—	3,392	16,065
(12)	Reconciliation and analysis	—	(1,942)	133
(13)	Contract accounting	—	(331)	(413)
(14)	Agent revenue distribution	—	(855)	(65)
(15)	Bad debt reserve analysis	—	(384)	(214)
(16)	Other	—	(154)	(253)
	Total previous restatement impact	—	(3,956)	11,673
	Income (loss) from continuing operations previously reported/restated	(35,253)	15,963	37,594
(2)	Facility lease accounting	(4)	(45)	(53)
(6)	Global Relocation Services revenue	207	—	—
(7)	Income tax	850	1,199	17,926
(12)	Reconciliation and analysis	(261)	(669)	(50)
(13)	Contract accounting	(231)	—	—
(15)	Bad debt reserve analysis	(222)	(193)	(64)
(16)	Other	(1,088)	(273)	328
	Total current restatement impact	(749)	19	18,087
	Income (loss) from continuing operations restated	$(36,002)	$15,982	$55,681

The following table reflects the impact of the accounting errors as described above (referenced in parenthesis) on net income for the years ended December 31, 2004, 2003 and 2002:

		2004	2003	2002
	Net income (loss) originally reported	$(68,153)	$18,950	$20,821
(1)	Overstated commission income	—	(157)	(1,952)
(2)	Facility lease accounting	—	(488)	(530)
(3)	Overstated premium revenue	—	(923)	(652)
(4)	Understated customer incentives or agent commissions liability	—	(645)	(1,394)
(5)	Intercompany accounts	—	(961)	(168)
(6)	Global Relocation Services revenue	—	(604)	1,208
(7)	Income tax	—	3,717	16,062
(12)	Reconciliation and analysis	—	(2,314)	133
(13)	Contract accounting	—	(331)	(413)
(14)	Agent revenue distribution	—	(1,065)	(115)
(15)	Bad debt reserve analysis	—	(384)	(214)
(16)	Other	—	(328)	(286)
	Total previous restatement impact	—	(4,483)	11,679
	Net income (loss) previously reported/restated	(68,153)	14,467	32,500
(2)	Facility lease accounting	(4)	(45)	(53)
(6)	Global Relocation Services revenue	207	—	—
(7)	Income tax	926	1,238	17,949
(12)	Reconciliation and analysis	(180)	(787)	(102)
(13)	Contract accounting	(231)	—	—
(15)	Bad debt reserve analysis	(222)	(193)	(64)
(16)	Other	(1,406)	(332)	275
	Total current restatement impact	(910)	(119)	18,005
	Net income (loss) restated	$(69,063)	$14,348	$50,505

Correction of Balance Sheet Presentation

In addition to the impact of the aforementioned adjustments, the Company recorded additional adjustments that did not affect net income, but corrected the presentation of previously reported balances in the consolidated balance sheets. A brief description of the presentation corrections greater than $1,000 is included below.

1.   Short-term investments and other long-term assets:   The Company corrected the classification of marketable security investments from long-term assets to short-term investments on the consolidated balance sheets as the Company’s policy is to classify these securities as current or noncurrent based on their maturities and/or the security’s availability for current operations. The impact of the restatement was $84,735 in 2003 and $62,134 in 2002.

2.   Home equity advances:   The Company reclassified home equity advances from relocation properties held for resale to relocation properties related receivables on the consolidated balance sheets to correct for a categorization error in the consolidation ledger. The impact of the restatement was $38,935 in 2003 and $15,432 in 2002.

In addition, the Company had previously aggregated amounts related to home equity advances that were due to customers with amounts due from customers based on individual customer account balances. The Company has corrected the consolidated balance sheet to record these receivables separate from the payables. The impact of the restatement was $12,393 in 2004, $16,200 in 2003 and $8,642 in 2002.

3.   Accretion of Redeemable Common Stock:   The Company adjusted redeemable common stock from its value at date of issuance to its fair value at the time the redemption feature expired. The adjustment resulted in an increase to redeemable common stock and an equivalent decrease to accretion of redeemable common stock, both of which are components of additional paid in capital of $28,465 in 2003.

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

6.   Negative cash balances:   The Company had previously classified certain book overdrafts as a reduction of cash. The Company recorded an adjustment to increase cash and other current liabilities. The impact of the restatement was $2,911 in 2003 and $1,382 in 2002.

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

10.   Currency translation:   The Company had incorrectly attributed certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the United States and translated other goodwill and intangible assets related to foreign operations using historical exchange rates instead of current exchange rates. The Company corrected goodwill and intangible balances in the restated financial statements. The Company also recorded an adjustment to deferred income tax liabilities for the future tax consequences attributable to the financial and tax basis differences associated with the intangible assets. The fluctuation in the required deferred income tax liabilities for each year is caused by changes in the jurisdictional tax rates and by exchange rate differences. The following table summarizes the impact of these changes on the following balance sheet line items:

	2004	2003	2002
Increase (decrease) in goodwill, net	$25,734	$12,181	$(6,184)
Increase (decrease) in intangible assets, net	10,133	5,054	(310)
Decrease in deferred income tax liabilities	(2,355)	(3,085)	(4,678)
Increase (decrease) in accumulated other comprehensive income	35,373	17,509	(4,336)
Decrease in accumulated deficit	2,849	2,811	2,520

11.   Capital leases:   The Company had previously classified certain equipment leases as operating leases that have now been determined to be capital leases. The Company has corrected the consolidated balance sheets to record property and equipment assets and the associated capital lease obligation liabilities. In addition, certain liabilities associated with capital leases were previously recorded as debt rather than capital lease obligations. The impact of the capital lease restatement was to increase property and equipment and capital lease obligation by $1,242 in 2004 and $1,166 in 2003. The impact of the debt to capital lease obligation reclassification was $873 in 2004 and $1,056 in 2003, inclusive of both short-term and long-term components.

12.   Deferred credits:   The Company had previously recorded certain facility lease reserves and deferred lease credits associated with lease incentives or step rent provisions as short-term liabilities; however, the nature of the facility lease reserves and deferred lease credits was long-term. The Company has corrected the consolidated balance sheet to reclassify amounts from unearned premiums and other deferred credits to other long-term liabilities. The impact of the restatement was $10,193 in 2004, $9,723 in 2003 and $4,433 in 2002.

13.   Insurance agent commissions:   The Company had previously aggregated amounts due to its insurance agents with amounts due from its insurance agents. The Company has corrected the consolidated balance sheets to record the commissions payable and commissions receivable separately. The impact of the restatement was $2,454 in 2003.

14.   Pension liability:   The Company, in preparing its year-end 2005 pension plan disclosures, determined that a report used for year-end 2004 disclosures was incorrect resulting in understated other long-term liabilities and overstated accumulated other comprehensive income and deferred income tax liability. The Company has corrected the consolidated balance sheet and benefit plan disclosures. The impact of the restatement was $2,889 in 2004 ($1,878 net of deferred income taxes). In addition, the Company had previously recorded accruals for pension payments to be made in the subsequent twelve months as long-term liabilities. The Company has corrected the consolidated balance sheets to reclassify these obligations as current liabilities. The impact of the restatement was $2,799 in 2004 and $2,550 in 2002.

15.   BIPD fund presentation:   The Company had previously recorded amounts related to the BIPD Fund (a bodily injury/property damage insurance program administered by the Company on behalf of its agents) on a gross basis as accounts receivable, prepaid assets or deposits and claims payable. As these are assets and liabilities of the BIPD Fund rather than those of the Company, they should be recorded net with the net liability representing the amount the Company has payable to the BIPD Fund for amounts collected in excess of claims paid. The Company has corrected the consolidated balance sheets to record all amounts related to the BIPD Fund as a net liability. The impact of the restatement was to decrease accounts and notes receivable by $632, decrease other current assets by $500, decrease other long-term assets by $887 and decrease insurance loss and cargo claims reserves by $2,019 in 2004. In 2003, the impact of the restatement was to increase accounts and notes receivable by $2, decrease other current assets by $515, decrease other long-term assets by $887 and decrease insurance loss and cargo claims reserves by $1,400. In 2002, the impact of the restatement was to decrease other current assets by $500, decrease other long-term assets by $832 and decrease insurance loss and cargo claims reserves by $1,332.

Correction of Diluted Share Counts

In addition to the impact of the aforementioned adjustments to the consolidated statements of operations and consolidated balance sheets, the Company has corrected the calculation of diluted shares under the treasury stock method. The correction resulted in diluted shares decreasing by 1,217,022 for the year-to-date period ended December 31, 2003.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued consolidated financial statements, together with the changes in presentation noted above, at and for the years ended December 31, 2004, 2003 and 2002 have been summarized in the tables below. All of the information contained in the Notes to the Consolidated Financial Statements has been restated for the errors described above.

Balance Sheets

	Originally Reported 2004	Restated 2004	Originally Reported 2003	Previously Restated 2003	Restated 2003
Assets
Current assets:
Cash and cash equivalents	$72,101	$72,101	$63,065	$60,154	$60,154
Short-term investments	161,415	161,557	7,759	92,494	92,494
Accounts and notes receivable, net of allowance for doubtful accounts of $24,842, $24,842, $21,098, $21,786 and $21,786, respectively	382,218	371,275	372,804	374,569	360,525
Relocation properties related receivables	79,993	79,993	—	62,224	62,224
Mortgages held for resale	79,050	79,050	58,063	58,063	58,063
Relocation properties held for resale	90,443	89,925	89,128	48,604	48,604
Deferred income taxes	35,474	35,474	37,126	35,736	35,736
Assets held for sale	13,117	13,117	—	—	—
Other current assets	42,345	41,821	33,207	34,727	34,212
Total current assets	956,156	944,313	661,152	766,571	752,012
Investments	5,117	5,118	90,255	5,726	5,726
Property and equipment, net	162,154	163,624	180,985	180,979	182,409
Goodwill, net	365,796	391,410	355,141	362,002	374,452
Intangible assets, net	254,105	264,239	228,359	228,359	233,413
Assets held for sale	16,633	16,633	—	—	—
Other long-term assets	33,136	33,727	33,465	39,296	38,285
Total long-term assets	836,941	874,751	888,205	816,362	834,285
Total assets	$1,793,097	$1,819,064	$1,549,357	$1,582,933	$1,586,297
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$413	$222	$560	$560	$377
Current portion of capital lease obligations	4,635	5,224	4,551	4,551	5,055
Short-term debt	124,431	124,431	96,430	95,076	95,076
Accounts payable	98,590	98,703	110,315	78,236	78,582
Relocation properties related payables	104,981	92,201	72,572	91,255	75,054
Accrued purchased transportation expense	74,895	76,718	69,694	71,762	71,762
Insurance loss and cargo claims reserves	83,172	82,248	80,266	66,246	64,864
Unearned premiums and other deferred credits	89,787	79,436	—	67,288	57,383
Accrued income taxes	38,522	38,104	6,722	35,707	35,368
Liabilities associated with assets held for sale	11,345	11,345	—	—	—
Other current liabilities	112,893	117,405	168,146	116,404	120,236
Total current liabilities	743,664	726,037	609,256	627,085	603,757
Long-term debt	533,092	532,411	427,463	427,463	426,590
Capital lease obligations	17,631	19,066	18,072	18,072	19,724
Insurance loss and cargo claims reserves	44,063	44,063	—	29,316	29,316
Deferred income taxes	4,237	—	35,848	26,702	21,452
Liabilities associated with assets held for sale	5,205	5,205	—	—	—
Other long-term liabilities	78,955	90,315	63,370	62,885	73,246
Total long-term liabilities	683,183	691,060	544,753	564,438	570,328
Total liabilities	1,426,847	1,417,097	1,154,009	1,191,523	1,174,085
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,264,696 issued and 73,670,717 outstanding at December 31, 2004 and 73,029,346 issued and 70,435,367 outstanding at December 31, 2003, respectively	763	763	730	730	730
Additional paid-in-capital	486,448	486,448	446,522	446,522	446,522
Common stock purchase warrant	—	—	655	655	655
Unearned compensation	(1,312)	(1,312)	(3,229)	(3,229)	(3,229)
Accumulated other comprehensive income (loss)	(20,837)	14,523	(18,542)	(22,609)	(3,074)
Accumulated deficit	(88,694)	(88,337)	(20,670)	(20,541)	(19,274)
Total paid-in-capital and accumulated deficit	376,368	412,085	405,466	401,528	422,330
Less cost of treasury stock, 2,593,979 at December 31, 2004 and 2003	(10,118)	(10,118)	(10,118)	(10,118)	(10,118)
Total stockholders’ equity	366,250	401,967	395,348	391,410	412,212
Total liabilities and stockholders’ equity	$1,793,097	$1,819,064	$1,549,357	$1,582,933	$1,586,297

Statements of Operations

	Originally Reported	Restated
	2004	2004
Operating revenues:
Service revenue	$2,242,966	$2,248,630
Home sale revenue	1,227,312	1,227,312
Total operating revenues	3,470,278	3,475,942
Operating expenses:
Purchased transportation expense	1,214,912	1,217,096
Cost of homes sold	1,232,294	1,232,294
Other direct expense	602,324	605,855
Total direct expense	3,049,530	3,055,245
Gross margin	420,748	420,697
General and administrative expense	350,059	351,413
Intangibles amortization	8,421	8,589
Impairments and other charges	70,182	70,182
Curtailment and other gains	(7,027)	(7,027)
Restructuring expense	2,816	2,816
Operating loss from continuing operations	(3,703)	(5,276)
Other income	(612)	(611)
Debt extinguishment expense	1,769	1,769
Interest expense	25,446	25,471
Loss from continuing operations before income taxes	(30,306)	(31,905)
Provision for income taxes	4,947	4,097
Loss from continuing operations	(35,253)	(36,002)
Loss from discontinued operations, net of income tax benefit of $19,032 and $19,108, respectively	(32,900)	(33,061)
Net loss	$(68,153)	$(69,063)
Per share data:
Basic loss per share—continuing operations	$(0.49)	$(0.50)
Basic loss per share—discontinued operations	(0.46)	(0.46)
Basic net loss per share	(0.95)	(0.96)
Diluted loss per share—continuing operations	(0.49)	(0.50)
Diluted loss per share—discontinued operations	(0.46)	(0.46)
Diluted net loss per share	(0.95)	(0.96)
Average number of common shares outstanding—basic	72,121,950	72,121,950
Average number of common shares outstanding—diluted	72,121,950	72,121,950

Statements of Operations (continued)

	Originally Reported(a)	Previously Restated(b)	Restated(c)	Previously Restated With Discontinued Operations Reclassified(d)	Restated With Discontinued Operations Reclassified(e)
	2003	2003	2003	2003	2003
Operating revenues:
Service revenue	$2,349,859	$2,360,832	$2,363,712	$1,959,608	$1,962,489
Home sale revenue	—	826,978	826,978	826,978	826,978
Total operating revenues	2,349,859	3,187,810	3,190,690	2,786,586	2,789,467
Operating expenses:
Purchased transportation expense	1,299,863	1,304,151	1,304,282	1,110,885	1,111,178
Cost of homes sold	—	830,793	830,793	830,793	830,793
Other direct expense	576,051	575,157	577,136	452,007	453,811
Total direct expense	1,875,914	2,710,101	2,712,211	2,393,685	2,395,782
Gross margin	473,945	477,709	478,479	392,901	393,685
General and administrative expense	341,645	357,352	359,382	275,203	277,070
Intangibles amortization	6,149	6,149	6,209	6,149	6,209
Curtailment and other gains	—	(3,772)	(3,772)	(3,772)	(3,772)
Operating income from continuing operations	126,151	117,980	116,660	115,321	114,178
Other income	(445)	(445)	(445)	(580)	(580)
Debt extinguishment expense	37,588	37,588	37,588	37,588	37,588
Interest expense on redeemable preferred obligation	1,815	—	—	—	—
Interest expense	58,507	60,351	60,388	54,387	54,424
Income from continuing operations before income taxes	28,686	20,486	19,129	23,926	22,746
Provision for income taxes	9,736	6,019	4,781	7,963	6,764
Income from continuing operations	18,950	14,467	14,348	15,963	15,982
Loss from discontinued operations, net of income tax benefit of $1,945 and $1,984, respectively	—	—	—	(1,496)	(1,634)
Net income	$18,950	$14,467	$14,348	$14,467	$14,348
Per share data:
Basic income per share—continuing operations	$0.29	$0.22	$0.21	$0.24	$0.24
Basic loss per share—discontinued operations	—	—	—	(0.02)	(0.03)
Basic net income per share	0.29	0.22	0.21	0.22	0.21
Diluted income per share—continuing operations	0.27	0.21	0.21	0.23	0.24
Diluted loss per share—discontinued operations	—	—	—	(0.02)	(0.03)
Diluted net income per share	0.27	0.21	0.21	0.21	0.21
Average number of common shares outstanding—basic	58,104,742	58,104,742	58,104,742	58,104,742	58,104,742
Average number of common shares outstanding—diluted	60,933,868	60,933,868	59,716,846	60,933,868	59,716,846

(a)              Amounts as reported in the 2003 Form 10-K.

(b)             Amounts as reported in the 2003 Form 10-K, adjusted for corrections noted in the 2004 Form 10-K.

(c)              Amounts as reported in the 2003 Form 10-K, adjusted for corrections noted in this 2004 Form 10-K/A Amendment No. 1.

(d)             Amounts as reported in the 2003 Form 10-K presented on a comparable basis with 2004, with the reclassification of operations that were considered discontinued in 2004 to discontinued operations in the respective years, adjusted for corrections noted in the 2004 Form 10-K.

(e)              Amounts as reported in the 2003 Form 10-K presented on a comparable basis with 2004, with the reclassification of operations that were considered discontinued in 2004 to discontinued operations in the respective years, adjusted for corrections noted in this 2004 Form 10-K/A Amendment No 1. These amounts are reflected in the Consolidated Statements of Operations in Item 8 of this report.

Statements of Operations (continued)

	Originally Reported(a)	Previously Restated(b)	Restated(c)	Previously Restated With Discontinued Operations Reclassified(d)	Restated With Discontinued Operations Reclassified(e)
	2002	2002	2002	2002	2002
Operating revenues:
Service revenue	$2,185,646	$2,128,623	$2,129,861	$1,724,579	$1,725,817
Home sale revenue	—	372,790	372,790	372,790	372,790
Total operating revenues	2,185,646	2,501,413	2,502,651	2,097,369	2,098,607
Operating expenses:
Purchased transportation expense	1,303,217	1,238,964	1,239,007	1,042,534	1,042,718
Cost of homes sold	—	374,656	374,656	374,656	374,656
Other direct expense	463,935	466,743	467,383	343,737	344,229
Total direct expense	1,767,152	2,080,363	2,081,046	1,760,927	1,761,603
Gross margin	418,494	421,050	421,605	336,442	337,004
General and administrative expense	320,339	329,208	329,749	244,131	244,576
Intangibles amortization	3,894	3,894	3,801	3,894	3,801
Impairments and other charges	—	4,658	4,658	4,658	4,658
Curtailment and other gains	—	(6,630)	(6,630)	(6,630)	(6,630)
Operating income from continuing operations	94,261	89,920	90,027	90,389	90,599
Other expense	640	640	640	679	678
Interest expense	61,169	61,212	61,262	55,168	55,218
Income from continuing operations before income taxes	32,452	28,068	28,125	34,542	34,703
Provision (benefit) for income taxes	11,631	(4,432)	(22,380)	(3,052)	(20,978)
Income from continuing operations	20,821	32,500	50,505	37,594	55,681
Loss from discontinued operations, net of income tax benefit of $1,380 and $1,402, respectively	—	—	—	(5,094)	(5,176)
Net income	$20,821	$32,500	$50,505	$32,500	$50,505
Per share data:
Basic income per share—continuing operations	$0.33	$0.56	$0.91	$0.66	$1.01
Basic loss per share—discontinued operations	—	—	—	(0.10)	(0.10)
Basic net income per share	0.33	0.56	0.91	0.56	0.91
Diluted income per share—continuing operations	0.33	0.56	0.90	0.66	1.00
Diluted loss per share—discontinued operations	—	—	—	(0.10)	(0.10)
Diluted net income per share	0.33	0.56	0.90	0.56	0.90
Average number of common shares outstanding—basic	51,712,625	51,712,625	51,712,625	51,712,625	51,712,625
Average number of common shares outstanding—diluted	51,832,236	51,832,236	51,832,236	51,832,236	51,832,236

Statements of Cash Flows

	Originally Reported 2004	Restated 2004	Originally Reported 2003	Previously Restated 2003	Restated 2003
Cash flows from operating activities:
Net income (loss)	$(68,153)	$(69,063)	$18,950	$14,467	$14,348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,107	50,690	48,058	47,938	48,131
Amortization and write-off of deferred debt issuance costs	2,580	2,580	15,861	15,861	15,861
Loss on bond extinguishment	803	803	24,951	24,951	24,951
Change in provision for losses on accounts and notes receivable	9,345	9,712	3,405	4,626	4,819
Stock compensation expense	3,448	3,448	—	3,537	3,537
Deferred income taxes	(23,790)	(24,126)	9,479	3,951	2,536
Impairment of goodwill and other assets	87,170	87,170	—	—	—
Gain on sale of assets, net	(7,569)	(7,569)	(2,030)	(2,468)	(2,468)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	124,859	121,390	(19,894)	(24,950)	(19,784)
Originations of mortgages held for resale	(1,035,052)	(1,035,052)	(836,570)	(836,570)	(836,570)
Sales of mortgages held for resale	1,014,065	1,014,065	821,305	821,305	821,305
Relocation properties related assets and liabilities	(46,336)	(42,398)	(44,167)	(27,027)	(34,586)
Accounts payable	11,426	11,193	18,427	4,150	4,312
Other current assets and liabilities	(1,003)	1,439	19,350	30,350	25,396
Other long-term assets and liabilities	37,448	35,066	1,536	(538)	7,795
Net cash provided by operating activities	159,348	159,348	78,661	79,583	79,583
Cash flows from investing activities:
Additions of property and equipment	(35,454)	(35,454)	(28,583)	(28,583)	(28,583)
Proceeds from sale of property and equipment	14,336	14,336	—	6,537	6,537
Purchases of investments	(120,962)	(120,962)	(119,608)	(120,568)	(120,568)
Proceeds from sale or maturity of investments	97,638	97,638	98,950	98,950	98,950
Acquisitions, net of cash acquired	(104,973)	(104,973)	(33,035)	(33,035)	(33,035)
Other investing activities	(1,527)	(1,527)	4,097	(2,440)	(2,440)
Net cash used for investing activities	(150,942)	(150,942)	(78,179)	(79,139)	(79,139)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	826,097	826,097	889,883	889,883	889,883
Repayments on short-term and long-term debt	(866,655)	(866,655)	(1,065,548)	(1,065,548)	(1,065,548)
Borrowings on mortgage and relocation facilities	1,070,282	1,070,282	887,767	887,767	887,767
Repayments on mortgage and relocation facilities	(1,046,812)	(1,046,812)	(853,017)	(853,017)	(853,017)
Repayments on capital lease obligations	(4,444)	(4,444)	(6,028)	(6,028)	(6,028)
Redemption of junior preferred obligation	—	—	(32,633)	(32,633)	(32,633)
Call premium on bond extinguishment	(803)	(803)	(24,951)	(24,951)	(24,951)
Proceeds from issuance of common stock	—	—	250,658	250,658	250,658
Proceeds from exercise of warrants	34,999	34,999	—	—	—
Payment of initial public offering costs	(2,431)	(2,431)	(20,594)	(20,594)	(20,594)
Other stock transactions and financing activities	(4,500)	(4,500)	(11,521)	(13,036)	(13,036)
Net cash provided by financing activities	5,733	5,733	14,016	12,501	12,501
Effect of translation adjustments on cash	(651)	(651)	3,087	3,087	3,087
Cash included in assets held for sale	(1,541)	(1,541)	—	—	—
Net increase in cash and cash equivalents	11,947	11,947	17,585	16,032	16,032
Cash and cash equivalents at beginning of period	60,154	60,154	45,480	44,122	44,122
Cash and cash equivalents at end of period	$72,101	$72,101	$63,065	$60,154	$60,154
Supplemental disclosure of cash flow information
Cash paid during the years ended December 31, 2004 and 2003:
Interest	$26,719	$26,719	$47,353	$47,382	$47,382
Income taxes	$7,782	$7,782	$7,969	$7,969	$7,969

Statements of Cash Flows (continued)

	Originally Reported 2002	Previously Restated 2002	Restated 2002
Cash flows from operating activities:
Net income	$20,821	$32,500	$50,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,249	45,184	43,895
Amortization and write-off of deferred debt issuance costs	3,171	3,171	3,171
Change in provision for losses on accounts and notes receivable	6,893	7,183	7,248
Deferred income taxes	(5,752)	(21,232)	(32,571)
Impairment of goodwill and other assets	—	7,092	7,092
Gain on sale of assets, net	3,651	(2,283)	(2,283)
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	5,531	(6,400)	2,227
Originations of mortgages held for resale	(481,091)	(481,091)	(481,091)
Sales of mortgages held for resale	464,312	464,312	464,312
Relocation properties related assets and liabilities	(1,249)	(5,689)	(14,331)
Accounts payable	(9,055)	4,182	4,366
Other current assets and liabilities	(7,334)	(4,917)	(2,937)
Other long-term assets and liabilities	23,085	25,346	17,755
Net cash provided by operating activities	67,232	67,358	67,358
Cash flows from investing activities:
Additions of property and equipment	(33,463)	(33,462)	(33,462)
Proceeds from sale of property and equipment	—	5,282	5,282
Purchases of investments	(66,999)	(68,317)	(68,317)
Proceeds from sale or maturity of investments	62,068	63,277	63,277
Acquisitions, net of cash acquired	(102,625)	(102,625)	(102,625)
Other investing activities	3,520	(1,763)	(1,763)
Net cash used for investing activities	(137,499)	(137,608)	(137,608)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	380,668	380,668	380,668
Repayments on short-term and long-term debt	(362,559)	(362,559)	(362,559)
Borrowings on mortgage and relocation facilities	492,951	492,951	492,951
Repayments on mortgage and relocation facilities	(474,728)	(474,728)	(474,728)
Repayments on capital lease obligations	(4,983)	(4,983)	(4,983)
Proceeds from issuance of common stock	66,315	66,315	66,315
Other stock transactions and financing activities	(15,528)	(16,910)	(16,910)
Net cash provided by financing activities	82,136	80,754	80,754
Effect of translation adjustments on cash	1,492	1,492	1,492
Net increase in cash and cash equivalents	13,361	11,996	11,996
Cash and cash equivalents at beginning of period	32,119	32,126	32,126
Cash and cash equivalents at end of period	$45,480	$44,122	$44,122
Supplemental disclosure of cash flow information
Cash paid during the year ended December 31, 2002:
Interest	$45,343	$45,386	$45,386
Income taxes	$4,883	$4,883	$4,883

(3)   Acquisitions

On December 23, 2004, the Company acquired U.S.-based employee relocation management and consulting firm Executive Relocation Corporation (“ERC”). In the transaction, the Company purchased all of the outstanding shares of common stock of ERC for $89,073, (net of acquired cash of $11,413), inclusive of legal and advisory fees. The acquisition of ERC significantly strengthens the Company’s position in the industry and will further enhance the Company’s ability to meet and exceed its customer expectations. ERC has been included within the Company’s Global Relocation Services segment from the date of the acquisition. ERC was acquired from Standard Federal Bank National Association (“Standard Federal”). Standard Federal is a subsidiary of LaSalle Bank Corporation (“LaSalle”). Affiliates of LaSalle are participants in the Company’s currently outstanding credit agreement for which JP Morgan Chase Bank acts as agent. Affiliates of LaSalle are also counterparty to the Company’s asset-backed securitization facility.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (“DJK”), a U.S.-based specialty residential brokerage and relocation services provider, for $1,836 in cash, net of acquired cash of $1,164. Through its headquarters in New York City, the acquisition of DJK added another provider of rental and corporate housing relocation services to the Company. DJK has been included within the Company’s Global Relocation Services segment from the date of the acquisition. The Company made a subsequent payment of $330 in the first quarter 2005.

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

On July 29, 2002, the Company acquired The Rowan Group PLC and Rowan Simmons Conveyancing Limited (together, Rowan Simmons), a U.K.-based provider of relocation services, including home sale and purchase assistance, management of tenant responsibilities and other services to corporations that assist employees in their relocation needs, for $10,686 in cash net of acquired cash of$612 and assumed liabilities of $2,417. The acquisition of Rowan Simmons provided the Company with an entrance into the important U.K. corporate relocation market. Rowan Simmons has been included within the Company’s Global Relocation Services segment from the date of acquisition.

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

		Purchase	Allocation of Intangibles
Acquisition	Date	Price(1)	Trade Name	Customer List	Non-Compete	Goodwill(2)(5)
ERC(3)(5)	12/23/04	$100,000	$30	$28,200	$710	$75,000
DJK(5)	9/2/04	3,000	—	614	131	1,141
Rettenmayer Löhle(3)	8/2/04	1,202	—	—	—	1,141
Rettenmayer(3)	4/30/04	4,387	1,102	1,224	282	5,375
RDI	3/10/04	1,986	—	1,485	270	463
Move-Pak(6)	12/16/03	2,800	—	1,000	250	1,443
PRS	12/17/03	2,619	—	700	126	1,889
Scanvan(3)(4)	6/6/03	22,699	3,600	4,000	50	19,242
Rowan Simmons(3)	7/29/02	11,298	—	3,500	500	11,246
Maison Huet(3)	6/10/02	3,004	1,000	630	100	1,437
CRS(3)	5/3/02	60,000	—	29,100	6,300	57,414
NAIT(3)(6)	4/12/02	25,359	12,300	3,200	5,800	19,178

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

(6)          The goodwill associated with Move-Pak and NAIT was impaired in 2004 and written-off.

The following summary presents the fair values of the assets acquired and liabilities assumed as of the date of the acquisitions:

	ERC	CRS	Rowan Simmons	NAIT
Assets
Total current assets	$152,707	$108,572	$4,034	$129
Property and equipment, net	1,778	5,738	347	293
Goodwill	75,000	57,414	11,246	19,178
Trade name	30	—	—	12,300
Customer relationships	28,200	29,100	3,500	—
Member relationships	—	—	—	3,200
Covenants not to compete	710	6,300	500	5,800
Total assets	$258,425	$207,124	$19,627	$40,900
Liabilities
Mortgage warehouse facility	$—	$26,572	$—	$—
Short-term debt	148,054	23,868	—	—
Other current liabilities	9,885	61,732	3,560	4,033
Long-term liabilities	—	7,080	1,090	—
Total liabilities	$157,939	$119,252	$4,650	$4,033

The following unaudited proforma consolidated information presents the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002 as if the acquisitions of ERC, CRS, Rowan Simmons and NAIT had taken place at the beginning of each period presented:

	Restated
	2004	2003	2002
Operating revenues	$3,504,598	$2,809,544	$2,137,421
Income (loss) from continuing operations	$(32,301)	$20,834	$57,491
Net income (loss)	$(65,362)	$19,200	$52,315
Per share data:
Basic income (loss) per share—continuing operations	$(0.45)	$0.33	$1.04
Basic net income (loss) per share	$(0.91)	$0.30	$0.94
Diluted income (loss) per share—continuing operations	$(0.45)	$0.32	$1.04
Diluted net income (loss) per share	$(0.91)	$0.29	$0.94

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

High Value Products Division

On October 30, 2004, the Company completed the disposition of its North American HVP business. The business was acquired by Specialized Transportation Agent Group, Inc. (“STI”), an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within STI will continue to represent and support the Company’s household goods moving services business. In the transaction, the Company sold certain assets used in the business, including highway trailers, satellite messaging equipment, van equipment, IT software and hardware and various other equipment, in exchange for (a) the buyer’s assumption of certain Company obligations under existing agency and customer contracts and (b) a cash purchase price of five dollars. The transaction resulted in pre-tax charges of $40,900. The Company retained the pre-closing working capital of the business, which was $18,126 at closing.

In connection with the sale of the HVP business, the Company incurred charges related to severance and other employee benefits and for facility leases. The Company identified 84 employees who would be terminated as a result of the Disposal Plan and accrued $1,669 during 2004 for the severance benefits it will pay these affected employees. The Company recognized a curtailment loss of $260 with respect to its postretirement benefit plan in conjunction with the workforce reductions. In addition, the Company recorded facility lease accruals of $8,501 associated with warehouse facilities the Company ceased using by December 31, 2004, which was prior to their lease termination dates. The Company expensed $1,200 related to modification of an IT outsourcing agreement as a direct result of the Disposal Plan, which significantly altered the scope of the original agreement. Also, as part of the HVP sale agreement, the Company incurred $750 of software license costs and $68 of employee benefits costs on behalf of STI. Costs related to other agent matters totaled $2,664. The Company also incurred $161 of transaction costs and a $13 loss on the sale of warehouse equipment related to this disposal.

Also in connection with the sale of the HVP business, the Company recorded a charge related to a trailer lease accrual. HVP maintained 856 leased trailers in its fleet at the time of sale to STI. Of these units, STI elected to sub-lease 690 of the trailers at a lease cost equal to 50% of the lease cost to the Company. Of the remaining 166 trailers, 28 have been selected for re-deployment to other business units. An additional 29 of the remaining trailers were impaired at December 31, 2004. The remaining 109 trailers will be retained by the Company and will be assessed to determine the best method of disposition. A total charge of $4,684 has been recorded for the termination costs of the selected and non-selected trailers. The termination costs were recorded at the fair value of the remaining lease costs net of estimated sublease rentals and guaranteed residual values net of estimated sale proceeds.

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

Specialized Transportation—Europe

On January 31, 2005, the Company entered into an amendment of the definitive agreement, dated December 22, 2004, among certain Company subsidiaries (“Selling Subsidiaries”) and affiliates of Wincanton plc, to sell all of the outstanding stock of each of the three companies (midiData Logistik GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated the Company’s Specialized Transportation—Europe (“STEU”) business. Under the terms of the amended agreement, the aggregate purchase price was approximately $13,885 (€9,000). On February 1, 2005, the Company completed the disposition of its STEU business. SIRVA Worldwide, Inc., a subsidiary of the Company, has guaranteed the obligations of the Selling Subsidiaries under the agreement. The purchase price was increased by the amount of cash and decreased by the amount of external debt of each of the subsidiaries being sold. In addition, the base purchase price was subject to adjustment based on changes in net asset values at closing compared to a targeted amount. During the third quarter of 2005, the aforementioned adjustments were finalized resulting in a payment to Wincanton of $557, and as a result, the net purchase price was $13,328.

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

Transportation Solutions

In connection with the planned disposal of its Transportation Solutions (“TS”) segment, the Company incurred charges in 2004 related to severance and other employee benefits and for facility leases. The Company identified 44 employees who will be terminated as a result of the Disposal Plan and accrued $322for the severance benefits it will pay these affected employees. The Company recognized a curtailment loss of $125 with respect to its postretirement benefit plan in conjunction with the workforce reductions that will occur upon completion of the Disposal Plan. Severance and employee benefits costs were expensed in 2004 as the costs were probable and estimable. In addition, the Company recorded facility lease accruals of $1,808 associated with warehouse facilities the Company ceased using by December 31, 2004, which was prior to their lease termination dates.

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

Restructuring Related to Discontinued Operations

The discontinued operations charge reserve balance was $19,210 at December 31, 2004. Due to facility lease terms, remaining payments will be made through November 2014. Remaining trailer lease payments will be made through March 2008, while payments related to the other charges are expected to be completed in 2005. The following tables provide details of the discontinued operations charge reserve and activity for the year ended December 31, 2004:

Reserve at December 31, 2003	Discontinued Operations Charge	Asset Impairment	Payments	Other Adjustments	Benefit Plan Curtailment	Reserve at December 31, 2004	Current Liabilities	Long-term Liabilities
Facility lease accrual	$266	$10,459	$—	$(1,031)	$1,060	$—	$10,754	$2,969	$7,785
Trailer lease accrual	—	4,684	—	(541)	—	—	4,143	2,363	1,780
Asset impairments	—	20,188	(20,188)	—	—	—	—	—	—
Contract termination and accrued closing costs	—	5,706	—	(3,551)	—	—	2,155	2,155	—
Severance and other employee benefits	—	3,449	—	(979)	73	(385)	2,158	2,158	—
Total	$266	$44,486	$(20,188)	$(6,102)	$1,133	$(385)	$19,210	$9,645	$9,565

The above balances are recorded primarily in other current liabilities and other long-term liabilities, with the exception of $600 recorded in accounts payable.

The following table summarizes the cash and non-cash charges incurred for the year ended December 31, 2004 in connection with the Disposal Plan:

	HVP	STEU	TS	Total
Facility lease accrual	$8,501	$150	$1,808	$10,459
Goodwill impairments	7,040	—	—	7,040
Trailer lease accrual	4,684	—	—	4,684
Trailers and other asset impairments	5,805	—	—	5,805
Software and associated prepaid maintenance impairments	5,174	—	—	5,174
Contract termination costs	5,250	—	—	5,250
Severance and other employee benefits	2,103	899	447	3,449
Long-lived prepaid expense impairments	2,169	—	—	2,169
Transaction costs	161	280	2	443
(Gains) losses on disposal of assets	13	(2)	2	13
Total charges	$40,900	$1,327	$2,259	$44,486

The Company expects to incur additional charges related to information technology support and other contract termination costs and trailers under lease. The Company cannot precisely estimate these exit costs at this time because contract negotiations with suppliers and business associates are still in progress. The Company expects that all of the disposal costs listed above will result in future cash expenditures.

The following table details selected financial information related to discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	2004 Restated
	HVP	STEU	TS	Total
Operating revenues	$192,536	$73,501	$103,984	$370,021
Operating income (loss)	$(46,752)	$(3,714)	$562	$(49,904)
Interest and non-operating expenses(1)	1,279	117	412	1,808
Income (loss) before income taxes	(48,031)	(3,831)	150	(51,712)
Provision (benefit) for income taxes	(18,784)	(420)	96	(19,108)
Net operating income (loss)	(29,247)	(3,411)	54	(32,604)
Discontinued operations loss on disposal	(174)	(278)	(5)	(457)
Net income (loss)	$(29,421)	$(3,689)	$49	$(33,061)
Earnings per share
Basic				$(0.46)
Diluted				$(0.46)
Average basic and diluted number of common shares outstanding				72,121,950

	2003 Restated
	HVP	STEU	TS	Total
Operating revenues	$226,463	$69,170	$105,590	$401,223
Operating income (loss)	$(2,189)	$(1,340)	$6,011	$2,482
Interest and non-operating expenses(1)	4,462	389	1,249	6,100
Income (loss) before income taxes	(6,651)	(1,729)	4,762	(3,618)
Provision (benefit) for income taxes	(2,531)	(1,266)	1,813	(1,984)
Net income (loss)	$(4,120)	$(463)	$2,949	$(1,634)
Earnings per share
Basic				$(0.03)
Diluted				$(0.03)
Average number of common shares outstanding:
Basic				58,104,742
Diluted				59,716,846

	2002 Restated
	HVP	STEU	TS	Total
Operating revenues	$241,192	$54,657	$108,194	$404,043
Operating income (loss)	$(4,444)	$(1,138)	$5,010	$(572)
Interest and non-operating expenses(1)	4,366	363	1,277	6,006
Income (loss) before income taxes	(8,810)	(1,501)	3,733	(6,578)
Provision (benefit) for income taxes	(3,389)	551	1,436	(1,402)
Net income (loss)	$(5,421)	$(2,052)	$2,297	$(5,176)
Earnings per share
Basic				$(0.10)
Diluted				$(0.10)
Average number of common shares outstanding:
Basic				51,712,625
Diluted				51,832,236

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

The major classes of assets and liabilities representing the held for sale balances at December 31, 2004 of each disposal group in discontinued operations are:

	HVP	STEU	TS	Total
Assets:
Cash and cash equivalents	$ —	$ 1,541	$ —	$ 1,541
Accounts receivable, net	—	11,048	—	11,048
Other current assets	—	528	—	528
Deferred tax asset	—	—	—	—
Total current assets	—	13,117	—	13,117
Property and equipment, net	2,591	3,081	4,411	10,083
Goodwill, net	—	1,189	5,315	6,504
Deposits	—	46	—	46
Total long-term assets	2,591	4,316	9,726	16,633
Total assets	$ 2,591	$ 17,433	$ 9,726	$ 29,750
Liabilities:
Accounts payable	$ —	$ 6,244	$ —	$ 6,244
Accrued transportation expense	—	1,288	—	1,288
Other current liabilities	—	3,354	—	3,354
Deferred tax liability	—	459	—	459
Total current liabilities	—	11,345	—	11,345
Long-term portion of lease obligation	—	157	—	157
Pension	—	1,966	—	1,966
Deferred tax liability	401	1,168	1,513	3,082
Total long-term liabilities	401	3,291	1,513	5,205
Total liabilities	$ 401	$ 14,636	$ 1,513	$ 16,550

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

(6)          Other Current Assets

Other current assets at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Prepaid expenses	$ 17,388	$ 17,765
Supplies inventory	9,639	9,470
Deferred insurance commissions expense	5,648	2,454
Recoverable income taxes	3,443	903
Restricted cash	2,194	—
Current portion of contracts receivable, net of allowance for doubtful accounts of $0 and $2, respectively	1,590	2,511
Hedging asset (see Note 24)	1,420	75
Resale equipment inventory	499	1,034
	$ 41,821	$ 34,212

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

(7)          Relocation Properties Held for Resale and Relocation Properties Related Payables

Relocation properties held for resale and relocation properties related payables at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
	(In thousands, except total number of properties)
Relocation properties held for resale	$ 89,925	$ 48,604
Total number of properties	327	201
Average property value	$ 275	$ 242
Mortgage loans payable	$ 58,616	$ 31,707
Client funded home equity advances	29,695	30,111
Home sales accounts payable	3,890	13,236
Relocation properties related payables	$ 92,201	$ 75,054

Actual losses on the sale of relocation properties for the years ended December 31, 2004, 2003 and 2002 were $4,982, $3,815 and $1,866, respectively. Costs to sell relocation properties for the years ended December 31, 2004, 2003 and 2002 were $105,405, $66,822 and $26,999, respectively. Costs to sell relocation properties are recorded as a component of other direct expense. Losses on the sale of relocation properties are recorded as the difference in home sale revenue and cost of homes sold.

(8)          Investments

Investments consisted primarily of marketable debt and equity securities held by the Company’s U.S. insurance subsidiary, joint ventures of $83 and $0 at December 31, 2004 and 2003, respectively, and a retained interest in securitized receivables (see Note 24) of $38,706 and $0 at December 31, 2004 and 2003, respectively. Short-term investments of $122,851 and $92,494 and long-term investments of $5,035 and $5,726 at December 31, 2004 and 2003, respectively, held by the Company’s U.S. insurance subsidiary are restricted for use in the U.S. insurance operations. Short-term and long-term marketable security investments at December 31, 2004 and 2003 included:

	2004				2003 Restated
	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses
Current
Money market funds	$ 9,562	$ 9,562	$ —	$ —	$ 7,759	$ 7,759	$ —	$ —
U.S. government bonds	3,655	3,710	—	(55)	1,184	1,246	3	(65)
Asset-backed securities	44,819	44,892	197	(270)	35,816	36,341	286	(811)
Municipal bonds	12,251	12,330	28	(107)	3,771	3,842	8	(79)
Corporate bonds	34,677	34,567	476	(366)	28,759	29,518	616	(1,375)
Preferred and common stock	4,532	4,538	86	(92)	8,263	7,988	354	(79)
Other invested assets	6,952	6,815	137	—	6,942	6,942	—	—
Available-for-sale	116,448	116,414	924	(890)	92,494	93,636	1,267	(2,409)
Corporate bonds	4,057	4,057	—	—	—	—	—	—
Preferred stock	69	69	—	—	—	—	—	—
Trading securities	4,126	4,126	—	—	—	—	—	—
Held-to-maturity
U.S. government bonds	2,277	2,277	—	—	—	—	—	—
Total current	$ 122,851	$ 122,817	$ 924	$ (890)	$ 92,494	$ 93,636	$ 1,267	$ (2,409)
Noncurrent
Held-to-maturity
U.S. government bonds	$ 3,593	$ 3,593	$ —	$ —	$ 4,281	$ 4,281	$ —	$ —
Municipal bonds	1,442	1,442	—	—	1,445	1,445	—	—
Total noncurrent	$ 5,035	$ 5,035	$ —	$ —	$ 5,726	$ 5,726	$ —	$ —

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale
U.S. government bonds	$ 3,655	$ (55)	$ —	$ —	$ 3,655	$ (55)
Asset-backed securities	21,060	(163)	5,333	(107)	26,393	(270)
Municipal bonds	5,858	(74)	1,838	(33)	7,696	(107)
Corporate bonds	12,222	(196)	3,725	(170)	15,947	(366)
Preferred stock	2,245	(92)	—	—	2,245	(92)
	$ 45,040	$ (580)	$ 10,896	$ (310)	$ 55,936	$ (890)

	2003
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale
U.S. government bonds	$ 1,184	$ (65)	$ —	$ —	$ 1,184	$ (65)
Asset-backed securities	16,112	(341)	584	(470)	16,696	(811)
Municipal bonds	2,849	(79)	—	—	2,849	(79)
Corporate bonds	4,879	(1,302)	786	(73)	5,665	(1,375)
Preferred stock	269	(49)	980	(30)	1,249	(79)
	$ 25,293	$ (1,836)	$ 2,350	$ (573)	$ 27,643	$ (2,409)

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

Year	Trading Fair Value	Held-to-Maturity Cost	Available-for-Sale Fair Value
2005	$—	$2,277	$51
2006-2010	—	456	21,955
2011-2015	—	4,573	18,162
Thereafter	4,057	—	55,235
	$4,057	$7,306	$95,403

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

(9)   Property and Equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Land	$2,318	$2,893
Buildings and improvements	52,361	54,063
Transportation equipment	101,239	114,467
Warehouse equipment	83,985	74,646
Computer equipment and software	112,468	117,881
Other	21,877	15,769
Projects in process	14,417	15,185
	388,665	394,904
Less accumulated depreciation	225,041	212,495
	$163,624	$182,409

Assets held under capital lease are included in the totals of property and equipment above (see Note 16). Depreciation expense was $38,843, $37,953 and $35,701 for the years ended December 31, 2004,

2003 and 2002, respectively. Included in these amounts were $4,917, $8,736 and $8,994 of depreciation expense for the years ended December 31, 2004, 2003 and 2002, respectively, recorded in Discontinued Operations.

The amount of internally developed software, representing primarily the cost of independent contractor-developed software at the application development stage of the project, that was capitalized during the years ended December 31, 2004 and 2003 was $5,145 and $4,926, respectively, and is included in computer equipment and software. Included within the amounts capitalized for internally developed software were $1,251 and $1,136 related to discontinued operations for the years ended December 31, 2004 and 2003, respectively. Depreciation expense related to capitalized software costs for the years ended December 31, 2004, 2003 and 2002 was $6,275, $5,172 and $3,946, respectively. Included within the depreciation expense related to capitalized software costs were $1,033, $1,408 and $1,251 related to discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)   Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Goodwill	$405,438	$389,219
Less accumulated amortization	14,028	14,767
Goodwill, net	$391,410	$374,452
Intangible assets:
Trade names	$204,422	$199,450
Less accumulated amortization	12,804	12,641
	191,618	186,809
Customer relationships	72,523	39,678
Less accumulated amortization	8,715	4,103
	63,808	35,575
Member relationships	3,200	3,200
Less accumulated amortization	2,337	1,310
	863	1,890
Covenants not to compete and other	15,703	13,979
Less accumulated amortization	7,753	4,840
	7,950	9,139
Total intangible assets	295,848	256,307
Less accumulated amortization	31,609	22,894
Total intangible assets, net	$264,239	$233,413

The changes in the amount of goodwill are as follows:

	Restated
	2004	2003
Balance at January 1	$374,452	$330,030
Goodwill acquired:
ERC	75,000	—
RDI	463	—
Rettenmayer	6,516	—
DJK	1,141	—
PRS	612	1,277
Move-Pak	(45)	1,488
NAIT	(572)	2,924
Rowan Simmons	—	762
Scanvan	36	19,206
Other acquisitions and adjustments	205	400
Discontinued operations loss on disposal (see Note 4)	(7,040)	—
Reclassifications to assets held for sale (see Note 4)	(6,504)	—
Impairment of U.S. insurance group goodwill	(66,411)	—
Effect of currency translation	13,557	18,365
Balance at December 31	$391,410	$374,452

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

In the fourth quarter of 2004, an impairment charge was recorded by the Network Services segment to write-down goodwill. The impairment was partly due to lower operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during the Company’s internal 2004 year end review. The increase in expenses resulted from a changing mix in higher risk customer base and lines of business into which the Company recently entered. The lower operating outlook, and consideration of the estimated financial impact of a likely rating downgrade of the Company’s insurance operations, caused the Company to perform a critical assessment of the fair value of the U.S. insurance group at December 31, 2004. The analysis revealed that the fair value of the U.S. insurance group was less than its carrying value, causing a need to perform the goodwill impairment. The Company estimated the fair value of this segment using the expected present value of its future cash flows and as a result, recorded a charge for impairment of goodwill of $66,411 at December 31, 2004.

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

The amount of goodwill attributable to each reportable business segment at December 31, 2004 and 2003 was as follows:

	Restated
	2004	2003
Global Relocation Services	$150,852	$72,261
Moving Services North America	73,343	72,735
Moving Services Europe and Asia Pacific	167,215	148,883
Network Services	—	67,029
Discontinued Operations	—	13,544
	$391,410	$374,452

Amortization expense for definite-lived intangibles for the years ended December 31, 2004, 2003 and 2002 was $8,589, $6,209 and $3,802, respectively.

Amortization of definite-lived intangible assets (assuming no change in useful life) for the next five years is as follows (as restated):

2005	$13,687
2006	11,898
2007	8,739
2008	6,800
2009	5,633
$46,757

(11)   Insurance Loss and Cargo Claims Reserves

The Company’s insurance loss and cargo claims reserves at December 31, 2004 and 2003 are comprised of the following:

	Restated
	2004	2003
U.S. insurance operations loss reserves	$85,610	$49,615
Cargo claims reserves	24,905	21,732
BIPD fund	11,496	14,468
Foreign insurance operations loss reserves	2,509	2,924
Other	1,791	5,441
	$126,311	$94,180
Short-term	$82,248	$64,864
Long-term	44,063	29,316
	$126,311	$94,180

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

The following table summarizes the activity in the reserve for unpaid losses and loss adjustment expenses, gross and net of reinsurance, for the years ended December 31, 2004, 2003 and 2002:

	Restated
	2004	2003	2002
Gross reserves for unpaid losses and loss expenses at beginning of year	$49,615	$46,822	$41,010
Less: Unpaid reinsurance recoverables	10,464	12,243	14,464
Net balance at beginning of year	39,151	34,579	26,546
Incurred losses and loss expense for claims occurring in the:
Current year	83,711	50,725	36,317
Prior years	7,131	(2,740)	(1,524)
Total incurred losses and loss expenses	90,842	47,985	34,793
Paid losses and loss expenses occurring in the:
Current year	35,858	26,271	16,443
Prior years	25,897	17,142	10,317
Total paid losses and loss expenses	61,755	43,413	26,760
Net reserves for losses and loss expenses at the end of the year	68,238	39,151	34,579
Plus: Unpaid reinsurance recoverables	17,372	10,464	12,243
Gross reserves for unpaid losses and loss expenses at end of year	$85,610	$49,615	$46,822

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

(12)   Other Current Liabilities

Other current liabilities at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Book overdraft	$23,826	$29,517
Compensation and benefits	24,124	30,958
Customer and agent incentives	16,538	14,506
Sales, fuel and other non-income taxes	12,051	11,329
General and administrative	9,693	7,646
Lease accrual	5,332	—
Severance and other costs	3,713	—
Deferred purchase price consideration	1,030	3,357
Restructuring accrual—severance and contract termination	2,612	2,104
Interest and interest swap agreements	1,731	3,917
Other	16,755	16,902
	$117,405	$120,236

(13)   Income Taxes

(a) Provision (Benefit) for Income Taxes

The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

The components of income (loss) from continuing operations before income taxes for the years ended December 31, 2004, 2003 and 2002 are:

	Restated
	2004	2003	2002
U.S. operations	$(34,115)	$(6,614)	$13,929
Foreign operations	2,610	29,360	20,774
	$(31,505)	$22,746	$34,703

The provision (benefit) for income taxes related to continuing operations for the years ended December 31, 2004, 2003 and 2002 includes:

	Restated
	2004	2003	2002
Current:
Federal	$(279)	$667	$5,187
Foreign	3,259	7,910	7,177
State	222	530	1,836
Total current taxes	3,202	9,107	14,200
Deferred:
Federal	4,048	(550)	(31,201)
Foreign	(2,685)	(1,098)	(1,535)
State	(468)	(695)	(2,442)
Total deferred taxes	895	(2,343)	(35,178)
Provision (benefit) for income taxes	$4,097	$6,764	$(20,978)

(b) Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	Restated
	2004	2003	2002
Federal income tax at statutory rate	$(11,026)	$7,960	$12,146
State income taxes, net of federal tax benefit	(160)	(107)	(381)
Foreign income taxes	(1,865)	(1,773)	(1,147)
Deferred tax valuation allowance	3,298	15	(31,737)
Goodwill impairment	16,027	—	—
Adjustments to tax contingencies	(1,431)	—	—
Stock basis difference	—	1,168	—
Interest on high yield debt	—	722	560
Tax rate changes	(215)	(425)	93
Prior year return adjustment	(647)	(932)	(470)
Other, net	116	136	(42)
Provision (benefit) for income taxes	$4,097	$6,764	$(20,978)

(c) Deferred Tax Assets and Liabilities

Deferred taxes at December 31, 2004 and 2003 related to the following:

	Restated
	2004	2003
Deferred tax assets:
Reserves, including casualty and other claims	$36,226	$24,890
Employee benefits	8,186	7,030
Taxes other than income taxes	2,243	2,041
Postretirement benefits other than pensions	9,457	9,181
Pension obligation	21,823	15,058
Net operating loss carryforwards	33,077	33,498
Unrealized gains and other	13,603	12,892
Total gross deferred tax assets	124,615	104,590
Less valuation allowance	(3,959)	(661)
Net deferred tax asset	120,656	103,929
Deferred tax liabilities:
Foreign earnings	4,319	4,319
Property and equipment	1,159	6,278
Other	1,342	—
State income taxes	3,400	3,493
Intangibles	73,614	75,555
Total gross deferred tax liabilities	83,834	89,645
Net deferred tax assets	36,822	14,284
Less net current deferred tax assets	35,474	35,736
Net long-term deferred tax liability (asset)	$(1,348)	$21,452

At December 31, 2004 and 2003, a valuation allowance has been established due to the uncertainty of realization of foreign net operating loss (“NOL”) carryforwards. The net change in the total valuation allowance for the period ended December 31, 2004 was an increase of $3,298. The increase was the result of additional losses generated in jurisdictions where realization is uncertain. Gross net operating losses expire as follows: $172 in 2006, $77 in 2007, $588 in 2008, $390 in 2009, $376 in 2011, $464 in 2014, $9,005 in 2019, $12,445 in 2020, $26,109 in 2021, $3,220 in 2022, $8,046 in 2023 and $28,309 do not expire. Management believes it is more likely than not that all other domestic deferred tax assets will be realized based on the Company’s anticipated future taxable earnings or available tax planning alternatives.

At December 31, 2001 a valuation allowance of $32,172 was established due to the uncertainty of realization of the U.S. deferred tax asset position caused by the existence of cumulative losses in recent years without an available source of taxable income to realize the net deferred tax asset. The valuation allowance was eliminated at December 31, 2002 due to the Company’s return to U.S. profitability for the year ended December 31, 2002 and forecasted U.S. profits for future years.

Deferred U.S. federal income taxes and non-U.S. withholding taxes have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $48,564 and $53,471 of undistributed earnings of its foreign subsidiaries at December 31, 2004 and 2003, respectively, because such earnings are intended to be reinvested indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

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

In a letter and assessment dated August 24, 2005, the Company was informed by the HM Revenue and Customs of the United Kingdom (“Inland Revenue”) that SIRVA UK Ltd. (formerly Pickfords Ltd.) had been assessed tax in the amount of $48,483 (£27,000) plus interest of $18,583 (£10,349) relating to the accounting period June 26, 1999, to September 30, 1999. The Inland Revenue letter stated that the assessment was made to “protect the interests of HM Revenue & Customs due to the imminent expiry of the six-year period for the making of tax assessments.” The assessment relates to the imputed gain on the transfer of the Pickfords Ltd. business at or near the time it was acquired by the Company in 1999. The assessment is not final. It has been appealed and collection of tax has been held off pending further discussions.

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

(15)   Long-term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Term loan	$490,000	$415,000
Revolving credit facility	42,052	—
Senior subordinated notes	—	11,025
Other	581	942
Total debt	532,633	426,967
Less current maturities	222	377
Total long-term debt	$532,411	$426,590

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

The credit agreement governing the term loan and the Revolving Credit Facility (the “Credit Agreement”) contains a number of covenants that limit, among other things, the incurrence of additional indebtedness, the incurrence of capital lease obligations, acquisitions or engage in mergers or consolidations, the purchase of operating property and the payment of dividends to the Company. While the Credit Agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. The Credit Agreement also requires SIRVA Worldwide to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio, and includes a general lien on certain of SIRVA Worldwide’s assets. The agreement also includes certain cross-default provisions such that a default under any other loan agreements in excess of an amount defined as material would cause a default in the Credit Agreement.

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

(d) Other

Future maturities of long-term debt at December 31, 2004 are as follows:

Restated
2005	$238
2006	5,140
2007	4,971
2008	4,932
2009	46,952
Thereafter	470,400
$532,633

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

(16)   Capital and Operating Leases

During 2004, the Company entered into one computer lease agreement, one building lease agreement and three transportation lease agreements totaling $2,478. In addition, two transportation equipment lease agreements totaling $24 were acquired through the purchase of Rettenmayer. The leases are being accounted for as capital leases and require the Company to pay customary operating and repair expenses that will keep the assets in appropriate condition through termination dates between 2006 and 2029. The leases do not contain purchase options.

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

The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company’s rental expense under these operating leases was $67,829, $67,652 and $59,438 for the years ended December 31, 2004, 2003 and 2002, respectively. Operating lease expense related to discontinued operations was $24,960, $26,617 and $27,656 for the years ended December 31, 2004, 2003 and 2002, respectively. The majority of the lease agreements associated with discontinued operations were retained by the Company with the cash payments reflected in the table below.

At December 31, 2004, the Company was in violation of a lease covenant requiring timely delivery of annual financial statements. The violation has not been declared a default by the lessor, however, it has prevented the Company from initiating new leases with this lessor until the financial statements are delivered.

Future minimum payments under capital lease obligations and operating leases at December 31, 2004 are as follows:

	Restated
	Capital Leases	Operating Leases
2005	$6,365	$63,246
2006	6,198	49,082
2007	5,358	42,043
2008	4,158	34,426
2009	1,857	28,018
Thereafter	7,025	88,442
Total minimum lease payments	30,961	$305,257
Less interest	6,671
Present value of net minimum lease payments	24,290
Less current portion	5,224
Long-term portion of capital lease obligation	$19,066

Assets under capital leases at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Transportation equipment	$28,517	$29,830
Buildings and improvements	7,772	5,023
Office equipment	576	281
	36,865	35,134
Less accumulated depreciation	13,243	10,014
	$23,622	$25,120

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

Information on the Company’s domestic and foreign defined benefit plans and amounts recognized in the Company’s consolidated balance sheets at December 31, 2004 and 2003, based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom		United Kingdom
			Restated
	2004	2003	2004	2003
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$114,642	$104,690	$80,425	$65,077
Benefits transferred in (out)	(1,885)	376	—	—
Service cost	20	47	3,475	4,266
Interest cost	6,976	6,922	3,434	3,670
Plan participants’ contribution	—	—	2,126	1,437
Actuarial loss	9,711	7,595	11,959	4,212
Plan amendments	—	—	—	—
Curtailments	—	—	—	(3,758)
Benefits paid	(5,086)	(5,223)	(2,198)	(1,619)
Currency translation	58	235	6,980	7,140
Projected benefit obligation at end of period	124,436	114,642	106,201	80,425
Change in Plan Assets
Fair value of plan assets at beginning of period	77,707	65,513	74,519	57,915
Actual return on plan assets	8,026	14,740	8,086	9,214
Employer contribution	11	2,563	2,372	1,548
Plan participants’ contribution	—	—	2,126	1,565
Benefits paid	(5,080)	(5,109)	(2,198)	(1,762)
Currency translation	—	—	6,333	6,039
Fair value of plan assets at end of period	80,664	77,707	91,238	74,519
Funded Status Reconciliation
Funded status	(43,772)	(36,935)	(14,963)	(5,906)
Unrecognized net actuarial loss	46,141	40,375	19,064	10,212
Prepaid benefit cost	2,369	3,440	4,101	$4,306
Minimum liability adjustment	(46,141)	(40,375)	(10,218)
Accrued benefit liability	$(43,772)	$(36,935)	$(6,117)

	Combined Plans Excluding United Kingdom		United Kingdom
			Restated
	2004	2003	2004	2003
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension asset at beginning of year	$—	$—	$—	$6,448
Accrued benefit liability	(43,772)	(36,935)	(6,117)	—
Accumulated other comprehensive income	46,141	40,375	10,218	—
Net change in prepaid benefit	—	—	—	(2,142)
Net amount recognized	$2,369	$3,440	$4,101	$4,306

At December 31, 2004 and 2003, the Combined Plans excluding United Kingdom accumulated benefit obligation was $124,418 and $114,548, respectively. At December 31, 2004 and 2003, the United Kingdom accumulated benefit obligation was $96,955 and $74,489, respectively.

The cumulative income tax impact of the accumulated other comprehensive income line item shown in the table above was $15,296 and $9,987 at December 31, 2004 and 2003, respectively. The changes within stockholders’ equity in Note 21 are presented net of tax.

The following actuarial assumptions were used for the Company’s benefit obligations under the plans at December 31, 2004 and 2003:

	Combined Plans Excluding United Kingdom		United Kingdom
	2004	2003	2004	2003
Assumptions
Weighted-average discount rate	5.75%	6.25%	5.40%	5.60%
Rate of compensation increase	N/A	N/A	3.80%	4.40%

The discount rates the Company utilizes for determining pension obligations are based on each plan’s projected cash flow utilizing the Citigroup Pension Liability Index for the U.S. plan and a corporate spot rate for the U.K. plan. In 2004, the Company reduced its domestic plan discount rate to 5.75% and its UK plan discount rate to 5.40%.

The Company’s expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. In 2004, the Company maintained the expected return on plan assets for its domestic plan at 9.00%, while reducing its U.K. expected return to 7.75%. In developing its expected domestic long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company’s pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 11.20%. The Company anticipates that its investment managers will generate long-term returns of at least 9.00%. In developing its expected U.K. long-term rate of return assumption, the Company evaluated input from its actuary that indicated a change in market conditions at the end of 2004 would reduce the expected yield on both government and corporate bonds by 0.30%, as compared to the previous year. Also taken into consideration was the Company’s asset class benchmark’s average weighted return over the last ten years, which was 8.30%. The Company anticipates that its investment managers will generate long-term returns of at least 7.40%.

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

Information on the Company’s significant domestic and foreign defined benefit plans and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 based on actuarial valuation, is as follows:

	Combined Plans Excluding United Kingdom			United Kingdom
				Restated
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$36	$47	$2,660	$3,475	$4,266	$3,793
Interest cost	7,107	6,922	6,964	3,434	3,670	3,307
Expected return on plan assets	(6,813)	(5,785)	(7,036)	(4,465)	(4,645)	(5,411)
Amortization of unrecognized actuarial loss	2,679	2,897	1,075	281	794	827
Net periodic benefit cost	3,009	4,081	3,663	2,725	4,085	2,516
Prior service benefit curtailment gain	—	—	(4,531)	—	—	—
Net periodic benefit cost after curtailment	$3,009	$4,081	$(868)	$2,725	$4,085	$2,516

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

Information on the Company’s accumulated postretirement benefit obligation and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003 based on actuarial valuation, is as follows:

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

Information on the Company’s postretirement medical plans and amounts recognized in the Company’s consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 based on actuarial valuation, is as follows:

	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$108	$117	$764
Interest cost	1,036	1,197	1,201
Amortization of prior service cost	(509)	(550)	(372)
Amortization of unrecognized actuarial (gain)/loss	237	298	26
Net periodic benefit cost	872	1,062	1,619
Curtailment (gain)/loss	385	—	(2,839)
Net periodic benefit cost/(gain) after curtailment	$1,257	$1,062	$(1,220)

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

(d) Current Benefit Plan Liabilities

The current portion of the Company’s defined benefit plans liability, postretirement medical and life insurance plan liability and defined contribution plan liability reflected in other current liabilities in the Company’s consolidated balance sheets at December 31, 2004 and 2003 is listed in the chart below:

	2004	Restated 2003
Defined benefit plans	$3,216	$660
Postretirement medical and life insurance plan	1,850	1,453
Defined contribution plans	4	424
	$5,070	$2,537

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

(20)   Other Long-Term Liabilities

Other long-term liabilities at December 31, 2004 and 2003 consisted of the following:

	Restated
	2004	2003
Long-term pension (see Note 17)	$46,959	$37,014
Long-term post retirement benefits (see Note 17)	13,496	14,379
Deferred compensation	5,261	4,461
Deferred credits	9,132	9,723
Facility and trailer lease obligations (see Note 4)	9,565	—
Facility lease disadvantage	1,162	1,260
Other	4,740	6,409
	$90,315	$73,246

Amounts recorded in facility lease disadvantage represent the present value of the excess of the contractual lease payments over the market rental rates for properties which the Company acquired by business acquisition. These deferred credits are being amortized on a straight-line basis over the remaining facility lease term.

(21)   Stockholders’ Equity, Redeemable Common Stock and Redeemable Junior Preferred Stock

	Common Stock	Additional Paid-in- Capital	Common Stock Purchase Warrant	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balance at December 31, 2001, as previously reported	$415	$140,284	$655	$—	$(17,988)	$(60,441)	$(1,067)	$61,858
Cumulative effect of restatements to opening equity	—	(259)	—	—	(20,703)	(23,686)	—	(44,648)
Balance at December 31, 2001,restated	$415	$140,025	$655	$—	$(38,691)	$(84,127)	$(1,067)	$17,210
Comprehensive income (loss):
Net income (restated)	—	—	—	—	—	50,505	—	50,505
Unrealized hedging gain, net of tax of $1,229 (restated)	—	—	—	—	2,042	—	—	2,042
Net change in unrealized holding loss on available-for-sale securities, net of tax benefit of $(891)(restated)	—	—	—	—	(1,452)	—	—	(1,452)
Minimum pension liability, net of tax benefit of $(11,406) (restated)	—	—	—	—	(19,112)	—	—	(19,112)
Foreign currency translation adjustment, net of tax of $10,319 (restated)	—	—	—	—	14,832	—	—	14,832
Total comprehensive income (restated)	—	—	—	—	—	—	—	46,815
Stock repurchases	—	—	—	—	—	—	(1,181)	(1,181)
Issuance of common stock	137	61,357	—	—	—	—	—	61,494
Accretion of junior preferred stock	—	(3,609)	—	—	—	—	—	(3,609)
Balance at December 31, 2002, restated	$552	$197,773	$655	$—	$(42,381)	$(33,622)	$(2,248)	$120,729
Comprehensive income (loss):
Net income (restated)	—	—	—	—	—	14,348	—	14,348
Unrealized hedging loss, net of tax benefit of $(112) (restated)	—	—	—	—	(169)	—	—	(169)
Net change in unrealized holding gain on available-for-sale securities, net of tax of $56 (restated)	—	—	—	—	89	—	—	89
Minimum pension liability, net of tax of $1,635 (restated)	—	—	—	—	2,625	—	—	2,625
Foreign currency translation adjustment, net of tax of $1,724 (restated)	—	—	—	—	36,762	—	—	36,762
Total comprehensive income (restated)	—	—	—	—	—	—	—	53,655
Unearned compensation	—	3,390	—	(3,229)	—	—	—	161
Accretion of redeemable common stock (restated)	—	(28,465)	—	—	—	—	—	(28,465)
Stock repurchases (restated)	—	(352)	—	—	—	—	(22)	(374)
Issuances of common stock	136	250,897	—	—	—	—	—	251,033
Stock issuance costs	—	(23,128)	—	—	—	—	—	(23,128)
Accretion of junior preferred stock	—	(1,901)	—	—	—	—	—	(1,901)
Reclassify redeemable common stock to common stock (restated)	42	48,308	—	—	—	—	(7,848)	40,502
Balance at December 31, 2003, restated	$730	$446,522	$655	$(3,229)	$(3,074)	$(19,274)	$(10,118)	$412,212
Comprehensive income:
Net loss (restated)	—	—	—	—	—	(69,063)	—	(69,063)
Unrealized hedging gain, net of tax of $1,069 (restated)	—	—	—	—	1,677	—	—	1,677
Net change in unrealized holding gain on available-for-sale securities, net of tax of $338 (restated)	—	—	—	—	554	—	—	554
Minimum pension liability, net of tax benefit of $(5,309) (restated)	—	—	—	—	(10,674)	—	—	(10,674)
Foreign currency translation adjustment, net of tax of $769 (restated)	—	—	—	—	26,040	—	—	26,040
Total comprehensive loss (restated)	—	—	—	—	—	—	—	(51,466)
Unearned compensation	—	(597)	—	1,917	—	—	—	1,320
Issuance of common stock	—	71	—	—	—	—	—	71
Stock issuance costs	—	(254)	—	—	—	—	—	(254)
Stock options exercised	4	1,961	—	—	—	—	—	1,965
Tax benefit of stock options exercised	—	992	—	—	—	—	—	992
To record additional option expense	—	2,128	—	—	—	—	—	2,128
Exercise of warrants	29	35,625	(655)	—	—	—	—	34,999
Balance at December 31, 2004, restated	$763	$486,448	$—	$(1,312)	$14,523	$(88,337)	$(10,118)	$401,967

The components of accumulated other comprehensive loss for the years ended December 31, 2004 and 2003 were:

	Restated
	2004	2003
Unrealized hedging loss	$(327)	$(2,004)
Unrealized investment gain (loss)	311	(243)
Minimum pension liability	(41,063)	(30,389)
Foreign currency translation adjustment	55,602	29,562
	$14,523	$(3,074)

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

(d) Redeemable Common Stock

Certain key employees of the Company who held common stock may have required the Company to repurchase all of the shares at fair value held upon termination by the Company without cause, or death, disability or retirement at normal retirement age. This repurchase right terminated upon the Offering and as a result, these securities were reclassified to common stock.

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

The following table recaps activity related to redeemable common stock and redeemable junior preferred stock for the years ended December 31, 2002 and 2003:

	Redeemable Common Stock	Redeemable Junior Preferred Stock
Balance at December 31, 2001, as previously reported	$3,266	$28,339
Cumulative effect of restatements to opening balances	259	—
Balance at December 31, 2001, restated	3,525	28,339
Stock repurchases	(712)	—
Issuance of redeemable common stock	4,821	—
Accretion of junior preferred stock	—	3,609
Taxes paid	—	(1,547)
Balance at December 31, 2002, restated	7,634	30,401
Redemption of redeemable common stock (restated)	(1,132)	—
Issuance of redeemable common stock	5,535	—
Accretion of redeemable common stock (restated)	28,465	—
Accretion of junior preferred stock	—	1,901
Taxes paid	—	(815)
Reclassify redeemable junior preferred stock to junior preferred obligation	—	(31,487)
Reclassify redeemable common stock to common stock (restated)	(40,502)	—
Balance at December 31, 2003, restated	$—	$—

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

Summary information about the Company’s stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.15	348,700	3.29	$3.15	318,484	$3.15
$4.48	2,665,788	7.00	4.48	1,380,177	4.48
$5.84	908,464	8.47	5.84	171,549	5.84
$18.50	1,271,250	5.90	18.50	319,500	18.50
$19.90 - $24.33	358,000	6.68	21.48	—	—
	5,552,202	6.74	$8.92	2,189,710	$6.44

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

In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or mortgage loan inventory, the Company enters into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors, through mandatory forward sales of mortgage-backed securities (“MBS”), and by purchasing call options on United States Treasury Futures. Forward sales of MBS, purchasing Treasury Call options and IRLCs issued on residential mortgage loans in the Company’s pipeline intended to be held for sale are considered free-standing derivative instruments and changes in fair value are recorded in current period earnings. For IRLCs, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the Treasury Call options, the fair value is measured utilizing the Black-Scholes pricing model. Insignificant gains or losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2004, 2003 and 2002.

The Company manages the risk of closed but unsold mortgages by hedging the interest rates until such time as the mortgages are sold. At December 31, 2004, the Company had $78,895 of closed mortgage loans held in inventory of which $12,976 were unsold conforming loans that were economically hedged by forward sales of MBS. In addition, at December 31, 2004, the Company had short-term IRLCs of $81,671, of which $44,651 were economically hedged by forward sales of MBS. At December 31, 2004, the Company had forward contracts to sell MBS that amounted to $57,000 for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2004, the Company owned call options on United States Treasury futures with a notional amount equal to $12,500 for the purpose of economically hedging the committed pipeline that contains a float down option of the interest rate.

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

The Receivables Securitization Program is accounted for as sales of financial assets according to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates and economic conditions. The key assumptions used to estimate fair value include the discount rate (approximately 5%), the expected weighted-average life of the underlying receivable (approximately two months) and anticipated credit losses (which have been immaterial based on historical experience). At December 31, 2004, the interests retained in the transferred receivables carried at amounts that approximate fair value totaled $38,706. The loss on transfer to the independent third-party financial institution was $225. An immediate 20% increase in the discount rate would reduce the fair value of the retained interests at December 31, 2004 by approximately $64 and increase the expected credit losses by an immaterial amount.

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

(25)   Earnings Per Share

A reconciliation of reported income from continuing operations to income available to common stockholders and a reconciliation of basic to diluted weighted average common shares for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Restated
	2004	2003	2002
Income from continuing operations	$(36,002)	$15,982	$55,681
Less preferred share dividends	—	(1,901)	(3,609)
Income from continuing operations available to common stockholders	$(36,002)	$14,081	$52,072
Basic weighted average common shares outstanding	72,121,950	58,104,742	51,712,625
Assumed conversion of stock options and awards	—	1,612,104	119,611
Diluted weighted average common shares outstanding	72,121,950	59,716,846	51,832,236

The incremental shares from assumed conversions are included in computing the 2003 and 2002 diluted share amounts for discontinued operations even though they are antidilutive. This is because the control number (income from continuing operations) was income, not a loss.

Options to purchase 132,500 shares of common stock were outstanding during 2004, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 2,575,006 shares for the year ended December 31, 2004 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

(26)   Operating Segments

In determining reportable segments, the Company periodically reviews several qualitative and quantitative factors associated with its operating segments. These factors include management reporting, organizational structure, operating revenues, income from continuing operations, assets, customers, services, operating margins and other economic characteristics. Reflecting the increasing importance that the Relocation business plays in the Company’s overall financial performance, the Company has reorganized its management structure and beginning in the fourth quarter of 2004, reports its results in the following five reportable segments—1) Global Relocation Services, 2) Moving Services North America, 3) Moving Services Europe and Asia Pacific, 4) Network Services and 5) Corporate. Moving Services Europe and Moving Services Asia Pacific are separate operating segments. However, given their similar economic characteristics, services provided, processes, types of customers, methods of service delivery, regulatory environments and meeting certain quantitative thresholds, the Company has concluded these two operating segments should be combined into a single reportable segment, Moving Services Europe and Asia Pacific. The table below summarizes the components of the Company’s previous reportable segments and its new reportable segments.

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

The tables below represent information about operating revenues and operating income (loss) from continuing operations, as well as, depreciation and amortization and total assets for all operations by segment at and for the years ended December 31, 2004, 2003 and 2002:

December 31, 2004:	Restated Operating Revenues	Restated Depreciation and Amortization(1)	Restated Operating Income (Loss) From Continuing Operations	Restated Total Assets(2)
Global Relocation Services	$1,469,285	$8,438	$27,729	$590,365
Moving Services North America	1,313,302	10,987	33,140	433,087
Moving Services Europe and Asia Pacific	482,370	20,521	6,405	484,262
Network Services	210,985	5,466	(61,813)	251,139
Corporate	—	—	(10,737)	—
Total Continuing Operations	$3,475,942	45,412	$(5,276)	1,758,853
Discontinued Operations		5,278		60,211
Total SIRVA Consolidated		$50,690		$1,819,064

December 31, 2003:	Restated Operating Revenues	Restated Depreciation and Amortization(1)	Restated Operating Income (Loss) From Continuing Operations	Restated Total Assets(2)
Global Relocation Services	$996,229	$6,137	$18,176	$344,271
Moving Services North America	1,222,388	11,277	37,758	435,521
Moving Services Europe and Asia Pacific	401,514	17,514	29,345	423,990
Network Services	169,336	3,890	33,491	278,775
Corporate	—	—	(4,592)	—
Total Continuing Operations	$2,789,467	38,818	$114,178	1,482,557
Discontinued Operations		9,313		103,740
Total SIRVA Consolidated		$48,131		$1,586,297

December 31, 2002:	Restated Operating Revenues	Restated Depreciation and Amortization(1)	Restated Operating Income (Loss) From Continuing Operations
Global Relocation Services	$458,511	$4,206	$10,299
Moving Services North America	1,162,336	11,588	34,745
Moving Services Europe and Asia Pacific	350,198	15,362	24,660
Network Services	127,562	3,118	22,195
Corporate	—	—	(1,300)
Total Continuing Operations	$2,098,607	34,274	$90,599
Discontinued Operations		9,621
Total SIRVA Consolidated		$43,895

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

Specified items related to segment assets for the years ended December 31, 2004, 2003 and 2002 are:

	2004	2003	2002
Capital Expenditures:
Global Relocation Services	$3,040	$3,463	$1,480
Moving Services North America	6,425	5,302	6,208
Moving Services Europe and Asia Pacific	20,760	11,480	17,476
Network Services	3,166	4,169	1,643
Total Continuing Operations	33,391	24,414	26,807
Discontinued Operations	2,063	4,169	6,655
Total SIRVA Consolidated	$35,454	$28,583	$33,462

Operating revenues and long-lived asset information by geographic area at and for the years ended December 31, 2004, 2003 and 2002 are:

	2004		2003		2002
	Restated Operating Revenues	Restated Long-lived Assets	Restated Operating Revenues	Restated Long-lived Assets	Restated Operating Revenues
United States	$2,912,300	$458,256	$2,319,588	$459,779	$1,697,120
Foreign	563,642	361,017	469,879	330,495	401,487
Total Continuing Operations	$3,475,942	$819,273	$2,789,467	$790,274	$2,098,607

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

The restructuring accrual balance was $2,612 at December 31, 2004. Due to facility lease terms, remaining payments will be made through December 2005. All severance and benefit payments will be made through December 2005. The balances below are recorded in other current liabilities on the consolidated balance sheets. The following tables provide details of the restructuring accrual activity associated with continuing operations for the years ended December 31, 2004, 2003 and 2002:

	Restated
	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,	Current
	2003	Charge	Payments	Adjustments*	2004	Liabilities
Transportation Solutions
Facility lease accruals	$392	$—	$(174)	$—	$218	$218
United Kingdom
Severance and employee benefits	—	1,522	(434)	55	1,143	1,143
Facility lease accruals	—	1,294	(393)	37	938	938
Total United Kingdom	—	2,816	(827)	92	2,081	2,081
Scanvan
Severance and employee benefits	1,042	—	(803)	11	250	250
Facility lease accruals	312	—	(251)	2	63	63
Other	358	—	(195)	(163)	—	—
Total Scanvan	1,712	—	(1,249)	(150)	313	313
Total	$2,104	$2,816	$(2,250)	$(58)	$2,612	$2,612

					Restated
	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,	Current
	2002	Charge	Payments	Adjustments*	2003	Liabilities
Transportation Solutions
Facility lease accruals	$514	$—	$(122)	$—	$392	$392
Scanvan
Severance and employee benefits	—	1,160	(119)	—	1,041	1,041
Facility lease accruals	—	312	—	—	312	312
Other	—	452	(38)	(55)	359	359
Total Scanvan	—	1,924	(157)	(55)	1,712	1,712
Total	$514	$1,924	$(279)	$(55)	$2,104	$2,104

	Restructuring				Restructuring
	Accruals at				Accruals at
	December 31,	Restructuring		Other	December 31,
	2001	Charge	Payments	Adjustments*	2002
Transportation Solutions
Severance and employee benefits	$40	$—	$(40)	$—	$—
Facility lease accruals and other	2,197	—	(741)	(942)	514
Total	$2,237	$—	$(781)	$(942)	$514

*                    Other adjustments were due to currency impacts and modifications to the original plan.

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

For the year ended December 31, 2002, curtailment and other gains were $6,630 comprised of gains due to changes in employee benefits and from the sale of a business. During 2002, the U.S. pension plan was frozen and retiree medical benefits were reduced resulting in a pension and retiree medical curtailment gain of $3,623 (see Note 17). These curtailment gains were recognized within Moving Services North America, Network Services and Global Relocation Services segments in the amount of $2,914, $666 and $43, respectively. In addition, a $3,747 curtailment gain related to these benefit plan changes was recorded in discontinued operations. On December 28, 2002, the Company sold its U.K. Pickford Vanguard industrial moving business for $5,094 in proceeds ($2,349 in cash and $2,745 in a note receivable) resulting in a gain of $3,007 within Moving Services Europe and Asia Pacific. This transaction was not recorded as a discontinued operation because the business was not considered a component of the Company as its operations and cash flows could not be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The 2002 operating losses for the disposed entity were $2,573.

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

(31)   Summary of Quarterly Operating Results (Unaudited)

Select quarterly financial information has been restated to reflect adjustments discussed in Note 2 to the Company’s previously reported financial information on Form 10-Q for all quarters in 2004, as well as the 2003 quarterly information contained in the 2003 Form 10-K. Amounts in 2003 have been adjusted to reflect discontinued operations.

	Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$615,185	$911,874	$1,118,303	$830,580
Gross margin	80,340	119,785	126,451	94,121
Operating income (loss) from continuing operations	2,412	30,585	43,009	(81,282)
Debt extinguishment expense	—	565	—	1,204
Interest expense	6,282	6,274	6,089	6,826
Income (loss) from continuing operations	(441)	16,093	24,406	(76,060)
Loss from discontinued operations	(1,345)	(274)	(16,541)	(14,901)
Net income (loss)	(1,786)	15,819	7,865	(90,961)
Basic income (loss) per share—continuing operations	(0.01)	0.23	0.33	(1.03)
Basic loss per share—discontinued operations	(0.02)	—	(0.23)	(0.20)
Basic net income (loss) per share	(0.03)	0.22	0.11	(1.24)
Diluted income (loss) per share—continuing operations	(0.01)	0.22	0.32	(1.03)
Diluted loss per share—discontinued operations	(0.02)	—	(0.22)	(0.20)
Diluted net income (loss) per share	(0.03)	0.21	0.10	(1.24)

	Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating revenues	$510,914	$682,146	$924,712	$671,695
Gross margin	75,798	94,257	126,928	96,702
Operating income from continuing operations	12,203	22,080	57,072	22,823
Debt extinguishment expense	—	—	—	37,588
Interest expense	13,533	13,525	14,354	13,012
Income (loss) from continuing operations	(354)	5,666	28,690	(18,020)
Income (loss) from discontinued operations	(1,757)	(1,223)	(913)	2,259
Net income (loss)	(2,111)	4,443	27,777	(15,761)
Basic income (loss) per share—continuing operations	(0.02)	0.08	0.50	(0.29)
Basic income (loss) per share—discontinued operations	(0.03)	(0.02)	(0.02)	0.04
Basic net income (loss) per share	(0.05)	0.06	0.49	(0.25)
Diluted income (loss) per share—continuing operations	(0.02)	0.08	0.48	(0.29)
Diluted income (loss) per share—discontinued operations	(0.03)	(0.02)	(0.02)	0.04
Diluted net income (loss) per share	(0.05)	0.06	0.47	(0.25)

	Previously Restated(a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$614,477	$912,005	$1,113,973	$829,823
Gross margin	80,269	120,652	126,115	93,712
Operating income (loss) from continuing operations	2,579	30,847	43,262	(80,391)
Debt extinguishment expense	—	565	—	1,204
Interest expense	6,275	6,267	6,083	6,821
Income (loss) from continuing operations	(1,894)	16,420	25,039	(74,818)
Loss from discontinued operations	(1,326)	(250)	(16,751)	(14,573)
Net income (loss)	(3,220)	16,170	8,288	(89,391)
Basic income (loss) per share—continuing operations	(0.03)	0.23	0.34	(1.02)
Basic loss per share—discontinued operations	(0.02)	—	(0.23)	(0.20)
Basic net income (loss) per share	(0.05)	0.23	0.11	(1.22)
Diluted income (loss) per share—continuing operations	(0.03)	0.21	0.33	(1.02)
Diluted loss per share—discontinued operations	(0.02)	—	(0.22)	(0.20)
Diluted net income (loss) per share	(0.05)	0.21	0.11	(1.22)

	Previously Restated(a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Operating revenues	$510,294	$681,585	$923,849	$670,858
Gross margin	75,653	94,104	126,734	96,410
Operating income from continuing operations	12,654	22,180	57,424	23,063
Debt extinguishment expense	—	—	—	37,588
Interest expense	13,524	13,516	14,344	13,003
Income (loss) from continuing operations	(560)	5,671	29,025	(18,173)
Income (loss) from discontinued operations	(1,590)	(1,145)	(981)	2,220
Net income (loss)	(2,150)	4,526	28,044	(15,953)
Basic income (loss) per share—continuing operations	(0.03)	0.08	0.51	(0.29)
Basic income (loss) per share—discontinued operations	(0.02)	(0.02)	(0.02)	0.03
Basic net income (loss) per share	(0.05)	0.06	0.49	(0.26)
Diluted income (loss) per share— continuing operations	(0.03)	0.08	0.48	(0.29)
Diluted income (loss) per share—discontinued operations	(0.02)	(0.02)	(0.02)	0.03
Diluted net income (loss) per share	(0.05)	0.06	0.46	(0.26)

(a)           As initially reported in the 2004 Form 10-K.

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004
Operating revenues	$528,961	$715,478	$714,120	$614,477	$615,185
Gross margin	110,731	98,908	98,974	80,269	80,340
Net income (loss)	6,423	(3,220)	(1,786)	(3,220)	(1,786)
Basic net income (loss) per share	0.09	(0.05)	(0.03)	(0.05)	(0.03)
Diluted net income (loss) per share	0.09	(0.05)	(0.03)	(0.05)	(0.03)

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2004
Operating revenues	$668,766	$1,014,109	$1,010,959	$912,005	$911,874
Gross margin	137,308	140,953	140,080	120,652	119,785
Net income	17,536	16,170	15,819	16,170	15,819
Basic net income per share	0.25	0.23	0.22	0.23	0.22
Diluted net income per share	0.23	0.21	0.21	0.21	0.21

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2004
Operating revenues	$710,694	$1,211,081	$1,212,963	$1,113,973	$1,118,303
Gross margin	126,308	143,859	144,190	126,115	126,451
Net income	9,101	8,288	7,865	8,288	7,865
Basic net income per share	0.12	0.11	0.11	0.11	0.11
Diluted net income per share	0.12	0.11	0.10	0.11	0.10

	Originally Reported(2)	Restated With Discontinued Operations Reclassified
	Three Months Ended December 31, 2004	Three Months Ended December 31, 2004
Operating revenues	$829,823	$830,580
Gross margin	93,712	94,121
Net loss	(89,391)	(90,961)
Basic net loss per share	(1.22)	(1.24)
Diluted net loss per share	(1.22)	(1.24)

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003	Three Months Ended March 31, 2003
Operating revenues	$474,194	$605,980	$606,600	$510,294	$510,914
Gross margin	94,643	94,460	94,602	75,653	75,798
Net loss	(1,467)	(2,150)	(2,111)	(2,150)	(2,111)
Basic net loss per share	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Diluted net loss per share	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2003	Three Months Ended June 30, 2003	Three Months Ended June 30, 2003	Three Months Ended June 30, 2003
Operating revenues	$579,802	$781,152	$781,713	$681,585	$682,146
Gross margin	114,845	115,668	115,818	94,104	94,257
Net income	6,212	4,526	4,443	4,526	4,443
Basic net income per share	0.09	0.06	0.06	0.06	0.06
Diluted net income per share	0.09	0.06	0.06	0.06	0.06

	Originally Reported(1)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003	Three Months Ended September 30, 2003
Operating revenues	$731,192	$1,022,174	$1,023,037	$923,849	$924,712
Gross margin	143,758	147,494	147,685	126,734	126,928
Net income	26,165	28,044	27,777	28,044	27,777
Basic net income per share	0.46	0.49	0.49	0.49	0.49
Diluted net income per share	0.43	0.46	0.47	0.46	0.47

	Originally Reported(2)	Previously Restated(3)	Restated(4)	Previously Restated With Discontinued Operations Reclassified	Restated With Discontinued Operations Reclassified
	Three Months Ended December 31, 2003	Three Months Ended December 31, 2003	Three Months Ended December 31, 2003	Three Months Ended December 31, 2003	Three Months Ended December 31, 2003
Operating revenues	$564,671	$778,504	$779,340	$670,858	$671,695
Gross margin	120,699	120,087	120,374	96,410	96,702
Net loss	(11,960)	(15,953)	(15,761)	(15,953)	(15,761)
Basic net loss per share	(0.19)	(0.26)	(0.25)	(0.26)	(0.25)
Diluted net loss per share	(0.19)	(0.26)	(0.25)	(0.26)	(0.25)

(1)          As reported in the original Form 10-Q for such period.

(2)          As reported in the original Form 10-K for the corresponding fiscal year.

(3)          Represents the originally reported amounts adjusted for the previous restatement.

(4)          Represents the originally reported amounts adjusted for the previous restatement and the current restatement.

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

In the third quarter of 2004, the Company sold vacant land in Park Royal, England resulting in a gain of $2,396. The Company incurred lease accruals of $1,487 on three U.K. properties which were vacated during the quarter and $596 of severance charges. Also during the quarter, the Company recorded $1,362 of expenses related to professional fees to comply with the Sarbanes-Oxley Act and recorded a $12,236 accrual for insurance loss reserves. In addition, the Company recorded $20,188 in impairment charges in connection with its Disposal Plan.

In the fourth quarter of 2004, the Company recorded $17,412 in pre-tax charges, which did not impact the restatement, related to fourth quarter operating activities or changes in estimates, as summarized below:

•       $6,276 related to updated information and analysis that indicated the need to further increase the loss reserves in the Company’s U.S. insurance business.

•       $2,345 of fees associated with the expansion of the securitization facility for the Company’s relocation related receivables.

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

SCHEDULE II

SIRVA, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004 and 2003 and 2002
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)		Balance at End of Period
2004 (restated):
Allowance for doubtful accounts	$21,786	$9,824	$—	$(6,768)		$24,842
Valuation allowance for deferred tax assets	$661	$3,298	$—	$—		$3,959
2003 (restated):
Allowance for doubtful accounts	$25,178	$4,814	$—	$(8,206)		$21,786
Valuation allowance for deferred tax assets	$646	$15	$—	$—		$661
2002 (restated):
Allowance for doubtful accounts	$24,232	$6,103	$1,078	$(6,235)		$25,178
Valuation allowance for deferred tax assets	$32,383	$435	$—	$(32,172	)(c)	$646

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K/A present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Internal Review by Management

The Company’s management conducted an internal review in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2004. This review was undertaken in connection with implementing procedures to comply with Section 404 of the Sarbanes-Oxley Act, the disappointing performance of the Company’s Insurance and European businesses in the third quarter of 2004 and as part of the Company’s year-end closing process. In January 2005, management substantially expanded its internal review and engaged FTI Consulting LLP, who have extensive financial experience and expertise in generally accepted accounting principles (“GAAP”), to supplement management’s efforts. Their combined effort was conducted under the direction of senior financial management with the oversight of the Audit Committee. This internal review covered all of the Company’s major business units globally and included a review of its 2004 year-end balance sheets, as well as a review of numerous transactions, account reconciliations and other relevant information. The results of the internal review provided the basis for management’s and the Board of Directors’ decision to restate the previously issued financial statements for the years 2002 and 2003, quarterly periods in 2003 and the first nine months of 2004.

As a result of the findings of the internal review, together with the results of investigations conducted by outside counsel at the request of the Company’s Audit Committee, and in consultation with the Company’s independent registered public accounting firm, the Company restated its audited consolidated financial statements for the years ended December 31, 2002 and 2003 and its unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and all quarters in 2003.

Subsequent to the filing of the 2004 Form 10-K and during 2006, the Company identified accounting errors which affected the 2004, 2003, 2002 and prior years interim and annual consolidated financial statements. The Company determined the accounting errors were material and as a result has restated in this 2004 Form 10-K/A the 2004, 2003 and 2002 annual consolidated financial statements, all interim financial statements within 2004 and 2003, as well as the financial data for 2001 and 2000 included in Item 6 of this 10-K/A. A detailed description of the accounting errors is discussed in Note 2 to the restated financial statements included in this Form 10-K/A.

Notwithstanding the existence of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company believes that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting (Restated)

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses as of December 31, 2004:

1)              The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 12 below. This control deficiency contributed to the material weaknesses discussed in items 2 to 15 below, the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, the 2004 and 2003 interim consolidated financial statements, as well as audit adjustments to the 2004 consolidated financial statements.

2)              The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in items 3 to 15 below and the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

3)              The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to evaluate and accurately record (i) lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, (ii) amortization expense over the remaining lease term for leasehold improvements, (iii) impairment expense related to leased assets associated with discontinued operations, and (iv) costs to remediate or return leased facilities to initial condition at the end of the lease term. Additionally, effective controls were not designed and in place to appropriately classify leases as either operating or capitalin conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: property and equipment, other current liabilities, current portion of long-term debt, current portion of capital lease obligations, unearned premiums and other deferred credits, long-term debt, capital lease obligations, other long-term liabilities, general and administrative expense, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

4)              The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the foreign currency translation of goodwill, the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, other current assets, property and equipment, deferred income taxes, goodwill, intangible assets, accounts payable, unearned premiums and other deferred credits, other current liabilities, other long-term liabilities, additional paid in capital, accumulated deficit, accumulated other comprehensive income (loss), service revenue, purchased transportation expense, other direct expense, intangibles amortization, general and administrative expense and interest expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

5)              The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment.   Specifically, effective controls were not designed and in place to ensure that contracts were appropriately evaluated for re-insurance, eligible service fees, profit sharing commission or stop loss clauses and an appropriate risk transfer analysis was performed in order to select the appropriate method of income recognition and the establishment of liabilities due to customers, state regulatory agencies or re-insurers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, other current assets, goodwill, insurance loss and cargo claim reserves, other current liabilities, service revenue, other direct expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

6)              The Company did not maintain effective controls over the complete and accurate recording of revenue within their Global Relocation Services segment.   Specifically, the Company’s controls over the selection and application of accounting policies related to the timing of revenue recognition for corporate and referral fee revenue upon the closing date and other management fee revenue upon the date services are earned and realizable were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company’s controls over the selection of accounting policies relating to the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, as well as the presentation of interest income as revenue and interest expense as cost of sales related to home equity advances were ineffective to ensure that such transactions were accounted for and presented in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, relocation properties held for resale, goodwill, accounts payable, relocation properties related payables, unearned premiums and other deferred credits, other current liabilities, service revenue, home sale revenue, other direct expense and cost of homes sold. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

7)              The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, the presentation of net interest income as revenue and the recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, short-term investments, service revenue, general and administrative expense, other expense (income) and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 interim and annual consolidated financial statements.

8)              The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts payable, other current liabilities, purchased transportation expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

9)              The Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment.   Specifically, effective controls were not designed and in place to evaluate the collectibility of accounts receivable and accuracy of the related allowance for doubtful accounts in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

10)       The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: other current liabilities and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

11)       The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

12)       The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support or sufficient documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

13)       The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, nor were intercompany confirmations and reconciliations completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

14)       The Company did not maintain effective controls over spreadsheets.   Specifically, the Company failed to maintain effective version control and cell protection surrounding spreadsheets in accordance with established company policies for spreadsheet design within the Network Services segment and Discontinued Operations. This control deficiency affected the following accounts and their related disclosures:  insurance loss and cargo claims reserves, other current liabilities, other long-term liabilities, service revenue, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004 interim and annual consolidated financial statements.

15)       The Company did not maintain effective controls over income taxes.   Specifically, the Company did not maintain effective controls over the preparation and review of the income tax provision and related income tax balances, including applying appropriate tax rates, monitoring differences between the income tax basis and financial reporting basis of assets and liabilities necessary to record accurate deferred income tax balances and monitoring the accuracy of the components of the income tax provision. This control deficiency affected the following accounts and their related disclosures: deferred income taxes, accrued income taxes, provision for income taxes, accumulated other comprehensive income (loss) and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements, as well as the 2004 and 2003 interim consolidated financial statements.

Additionally, each of these control deficiencies could result in a material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

Management has excluded Executive Relocation Corporation (“ERC”) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. ERC is a wholly owned subsidiary whose total assets and total revenues represent 7.4% and 0.03%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2004.

Because of the material weaknesses discussed above, management had previously concluded and continues to conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in “Internal Control—Integrated Framework” issued by the COSO. In connection with the restatement of the Company’s consolidated financial statements described in this Form 10-K/A, management has determined that the restatement was an additional effect of the material weaknesses described in items 1-14 above. However, management has subsequently determined that the material weakness described in item 15 above existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting to include the additional effect of the previously reported material weaknesses and this additional material weakness.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

Procedures performed by management, outside counsel to the Audit Committee of the Board of Directors, our Independent Public Accounting Firm and the forensic accountants retained by such outside counsel have identified material weaknesses as described in Management’s Report on Internal Control Over Financial Reporting and have suggested changes to our internal control over financial reporting, some of which the Company has begun to implement and others of which we intend to implement during the course of 2005 through 2007. The changes are designed to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting. Management has reviewed such internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that the deficiencies are material weaknesses in the Company’s internal control over financial reporting.

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

At the direction of, and in consultation with the Audit Committee, management currently is implementing certain of the above Remedial Measures and intends to implement the remaining Remedial Measures during the remainder of 2005 through 2007.

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

John R. Millerwas elected as a member of our Board of Directors, effective as of December 1, 2005. Mr. Miller is a retired oil industry executive. He spent 26 years with The Standard Oil Company (Sohio), most recently as its President, Chief Operating Officer and a member of its board of directors from 1980 to 1986. Earlier, he served there as Vice President of Finance, Vice President of Transportation and Senior Vice President of Technology and Chemicals. After leaving Sohio, Mr. Miller founded and served as Chairman and Chief Executive Officer of TBN Holdings Inc., a company engaged in resource recovery from 1986 to 2000, and Petroleum Partners, Inc., a firm that provided management services to the petroleum industry, from 2000 to 2003. He was a director of the Federal Reserve Bank of Cleveland from 1986 to 1993 and served as its chairman during the last two years of his term. Mr. Miller received his Bachelor of Science in Chemical Engineering with honors and an Honorary Doctorate of Commercial Science from the University of Cincinnati. He is currently a director of Eaton Corporation, Cambrex Corporation, and Graphic Packaging Corporation.

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

K. Allen Chan joined our company in October 2004 and has served as President, Relocation Solutions—Asia Pacific since that time. Prior to joining us, Mr. Chan was President, Asia Pacific for Ingersoll-Rand Corporation from March 1999 to September 2004. Mr. Chan began his career in the U.S. with General Electric Company’s Aerospace Business as a design engineer in 1979. He progressed through GE’s ranks and in 1989 moved to Taiwan to establish GETAC Corporation, a joint venture between GE Aerospace and Mitac Group of Taiwan, serving as its President. From 1992 through 1996, Mr. Chan served as Managing Director, Asia Pacific, of GE’s Industrial & Control Systems business, with headquarters in Singapore. He also served as President of GET Manufacturing, Inc., a Hong Kong based company, from 1996 to 1998, established a technology company, and provided management consulting services from 1998 to 1999. Mr. Chan received a Bachelor of Science in Mechanical Engineering from The University of Massachusetts—Lowell, and a Master of Science Degree in Mechanical Engineering from the Massachusetts Institute of Technology.

John M. Dupuy joined our company in July 2001 and has served as Senior Vice President, Specialized Transportation and Corporate Development since April 2004. Mr. Dupuy was our President, U.S. Moving and Specialized Transportation from June 2003 to April 2004; Senior Vice President, Operations and Business Development from January 2003 to June 2003, Senior Vice President, Corporate Initiatives from

January 2002 to December 2002, and Senior Vice President Business Development from July 2001 to December 2001. Mr. Dupuy brings over 20 years of experience in transforming operations, formulating business strategy, and mergers and acquisitions. From 1996 until he joined our company, Mr. Dupuy was at Maytag Corporation serving in various positions, including Vice President of Strategic Planning, General Manager Emerging Solutions and Chief Information Officer. Prior to 1996, Mr. Dupuy worked as a management consultant conducting strategic and operations improvement assignments for clients around the globe. Mr. Dupuy holds a Bachelor of Science degree in Industrial Engineering from Georgia Institute of Technology and an MBA from Southern Methodist University.

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

Michelle M. Guswilerjoined our company in July 2004 and has served as Senior Vice President, Marketing and Product Development since September 2005. Ms. Guswiler served as Senior Vice President-Corporate Initiatives from July 2004 to December 2004 and Chief Operating Officer of Network Services from December 2004 to September 2005. Prior to joining us, Ms. Guswiler was Executive Director Global Consumer Insights for Ford Motor Company from March 2004 to June 2004. Ms. Guswiler was Ford’s Executive Director of Global Cycle Planning & Product Strategy from September 2001 to March 2004, Director of e-Commerce Alliances & Wireless Mobility from March 2000 to September 2001, and Director of Corporate Initiatives from June 1999 to March 2000. Ms. Guswiler also served as a senior associate for Booz Allen & Hamilton from 1996 to 1999 and as a manufacturing engineer at General Motors from 1991 to 1996. Ms. Guswiler received a Bachelor of Science in Mechanical Engineering from The University of Michigan and a Masters of Management and Manufacturing from Northwestern University.

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

Dennis M. Thompson joined our company in 1986 and has served as Vice President, Corporate Controller since May 2001. Prior to joining us, he held various management positions with Schneider National from 1981 to 1986. Mr. Thompson received his Bachelor of Science degree in accounting and his Masters of Business Administration from Indiana University and is a Certified Public Accountant. Effective January 1, 2006, Mr. Thompson will become our Vice President, Strategic Accounting Initiatives.

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

Timothy P. Callahan.   We are a party to an employment agreement dated June 8, 2005, with Timothy P. Callahan, our Senior Vice President-Global Sales. The employment agreement provides that we will pay to Mr. Callahan severance pay in an amount equal to twelve months of his then current base salary (less the amount, if any, payable to him under the terms of any other severance plan, policy, or program), if we terminate his employment without cause, as defined in the employment agreement, and he signs a general release of claims in a form satisfactory to us. No severance benefits will be payable under the employment agreement with Mr. Callahan if his employment terminates in connection with a sale, merger or other corporate transaction and, due to his receipt of an offer of comparable employment in connection with the transaction, he is not eligible for severance under any severance plan, policy or program. To be eligible for the severance benefits set forth in his employment agreement, Mr. Callahan was required to execute our standard Confidentiality, Proprietary Rights & Non-Solicitation Agreement and must comply with the terms of such agreement.

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

Michelle M. Guswiler.   Effective July 10, 2004, Michelle M. Guswiler, currently our Senior Vice President—Marketing and Product Development, became our Senior Vice President, Business Development pursuant to an at-will employment agreement dated May 18, 2004. Ms. Guswiler reports to Brian Kelley, our President and CEO, and received an annual base salary of $235,000 in 2004. Ms. Guswiler also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 75% of her base salary. Under the terms of the employment agreement, Ms. Guswiler received a guaranteed prorated bonus in 2004. The employment agreement provides that if we terminate her employment without cause during the first twenty-four months of her employment, we will pay to Ms. Guswiler, as severance, a pro-rata portion of her bonus and will continue paying her base salary and health benefits for one year (or, if earlier, until she obtains other employment). These payments are subject to Ms. Guswiler’s execution of a general release of claims and an affirmation of her obligations regarding confidentiality, non-competition and non-solicitation of employees, agents and customers.

Ms. Guswiler also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting.

Michael B. McMahon.   Effective April 5, 2004, Michael B. McMahon became our President—Moving Services North America pursuant to an at-will employment agreement dated March 30, 2004. Mr. McMahon reports to Brian Kelley, our President and CEO, and received an annual base salary of $275,000 in 2004. Mr. McMahon also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. Under the terms of the employment agreement, Mr. McMahon received a guaranteed prorated bonus in 2004. If Mr. McMahon’s employment is terminated by us without cause or by him for good reason, both as defined in the employment agreement, he will continue to receive his base salary and health benefits for one year (or, if earlier, until he obtains other employment) and a pro-rata portion of his bonus. These payments are subject to Mr. McMahon’s execution of a general release of claims and an affirmation of his obligations regarding confidentiality, non-competition and non-solicitation of employees, agents and customers. If Mr. McMahon’s employment is terminated without cause within two years following a change of control, as defined in the employment agreement, we will pay him an amount equal to one time his annual base salary plus a pro rata bonus. Mr. McMahon also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, at October 31, 2005, concerning:

•       each stockholder known to us to beneficially own more than 5% of SIRVA’s outstanding common stock,

•       beneficial ownership of our outstanding common stock by each of our current directors,

•       beneficial ownership of our outstanding common stock by each of our Named Executive Officers (as defined below), and

•       beneficial ownership of our outstanding common stock by all of our directors and executive officers as a group.

	Number	Percent
Name and Address of Beneficial Owner(1)
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	17,085,837	23.11%
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	7,102,498	9.61%
Capital Research and Management Company(4)	5,412,700	7.32%
MLF Offshore Portfolio Company, L.P.(5)	4,523,800	6.12%
Name of Directors and Named Executive Officers(1)
Kathleen J. Affeldt(6)	39,921	*
Frederic F. Brace(7)	6,082	*
Robert J. Dellinger(8)	32,864	*
Brian P. Kelley(9)	696,320	*
Sir Jeremy Mackenzie(10)	12,495	*
James W. Rogers(11)(12)	454,776	*
Axel Rückert(13)	4,082	*
Richard J. Schnall(12)	2,500	*
Carl T. Stocker(14)	27,687	*
Irving B. Yoskowitz(15)	28,947	*
Joan E. Ryan(16)	259,191	*
Michael B. McMahon(17)	18,750	*
Lawrence D. Writt(18)	195,915	*
Ralph A. Ford(19)	372,843	*
Michael P. Fergus(20)	61,392	*
All directors and executive officers as a group (26 persons)(21)	3,406,524	4.61%

                 *Less than 1%.

       (1)The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a “beneficial owner” of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of October 31, 2005 or December 30, 2005. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

       (2)CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership and has the power to direct Clayton, Dubilier & Rice Fund V Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. CD&R Investment Associates II, Inc., a Cayman Island exempted company, is the managing general partner of CD&R Associates V Limited Partnership and has the power to direct CD&R Associates V Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund V Limited Partnership’s voting and disposition of the shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. No person controls the voting and disposition of CD&R Investment Associates II, Inc. with respect to the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. Each of CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund V Limited Partnership, CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (3)CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership and has the power to direct Clayton, Dubilier & Rice Fund VI Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund VI Limited Partnership. CD&R Investment Associates VI, Inc., a Cayman Island exempted company, is the general partner of CD&R Associates VI Limited Partnership and has the power to direct CD&R Associates VI Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund VI Limited Partnership’s voting and disposition of the shares held by Clayton, Dubilier & Rice Fund VI Limited Partnership. No person controls the voting and disposition of CD&R Investment Associates VI, Inc. with respect to the shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. Each of CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership and CD&R Investment Associates VI, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (4)The business address for Capital Research and Management Company (“CRMC”) is 333 South Hope Street, Los Angeles, CA 90071. The address and number of shares of SIRVA common stock beneficially owned by CRMC is based on the Schedule 13G filed by CMRC with the U.S. Securities and Exchange Commission on February 14, 2005.

       (5)The business address for MLF Cayman GP, Ltd. (“MLF Cayman”) is c/o Trident Trust Company (Cayman) Ltd., One Capital Place, P.O. Box 847, Grand Cayman, Cayman Islands, B.W.I. The address and number of shares of SIRVA common stock beneficially owned by MLF Cayman is based on the Schedule 13D filed by MLF Cayman with the U.S. Securities and Exchange Commission on October 19, 2005.

       (6)Includes 18,740 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

       (7)Includes 4,082 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

       (8)Includes 9,977 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

       (9)Includes 474,420 shares issuable to Mr. Kelley upon exercise of options exercisable within 60 days.

(10)Includes 11,430 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

(11)Does not include 5,000 shares held by a family trust. Mr. Rogers expressly disclaims beneficial ownership of the shares owned by that family trust.

(12)Does not include 17,085,837 shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership or 7,102,498 shares owned by Clayton, Dubilier & Rice Fund VI Limited Partnership. Messrs. Rogers and Schnall may be deemed to share beneficial ownership of the shares owned of record by Clayton, Dubilier & Rice Fund V Limited Partnership by virtue of their status as shareholders of CD&R Investment Associates II, Inc., the managing general partner of CD&R Associates V Limited Partnership, and by Clayton, Dubilier & Rice Fund VI Limited Partnership by virtue of their status as shareholders of CD&R Investment Associates VI, Inc., the general partner of CD&R Associates VI Limited Partnership. However, each of Messrs. Rogers and Schnall expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership, respectively.

(13)Includes 4,082 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(14)Includes 6,983 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(15)Includes 9,947 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Policy.

(16)Includes 125,311 shares issuable to Ms. Ryan upon exercise of options exercisable within 60 days. Ms. Ryan resigned as an officer of SIRVA on January 21, 2005.

(17)Includes 18,750 shares issuable to Mr. McMahon upon exercise of options exercisable within 60 days.

(18)Includes 138,887 shares issuable to Mr. Writt upon exercise of options exercisable within 60 days

(19)Includes 255,427 shares issuable to Mr. Ford upon exercise of options exercisable within 60 days.

(20)Includes 21,392 shares issuable to Mr. Fergus upon exercise of options exercisable within 60 days. Mr. Fergus was removed as an officer of SIRVA on March 1, 2004 and resigned as an employee of SIRVA on February 28, 2005.

(21)Includes 1,832,151 shares issuable upon exercise of options exercisable within 60 days, and 65,241 deferred shares held pursuant to the SIRVA, Inc. Directors Compensation Plan and the SIRVA, Inc. Directors Compensation Policy.

Equity Compensation Plan Information

The following table sets forth information, as of the fiscal year ended December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,584,261	$8.95	6,085,234
Equity compensation plans not approved by security holders	—	—	—
Total	5,584,261		6,085,234

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

(b)   Exhibits

Each management contract or compensatory plan or arrangement required to be filed as an exhibit is identified by an asterisk (*).

Exhibits

Exhibit Number	Description of Document	Method of Filing
2.1	Asset Purchase Agreement, dated as of September 9, 2004, by and between Specialized Transportation Agent Group, Inc. and North American Van Lines, Inc.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
2.2	Stock Purchase Agreement, dated as of November 9, 2004, by and among North American International Holding Corporation; SIRVA Worldwide, Inc.; and Standard Federal Bank, N.A.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
3.3	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Previously filed as Exhibit 3.3 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

4.1	Indenture, dated as of November 19, 1999, among North American Van Lines, Inc., State Street Bank and Trust Company and the subsidiary guarantors party thereto	Previously filed as Exhibit 4.1 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
4.2	13 3/8% Senior Subordinated Note due 2009	Previously filed as Exhibit 4.2 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
4.3	Supplemental Indenture, dated as of November 19, 2003, among North American Van Lines, Inc., U.S. Bank National Association and the outstanding guarantors thereto	Previously filed as Exhibit 4.4 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
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

Previously filed as Exhibit 10.36 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

10.39

First Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of April 28, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.37 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.40

Second Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of June 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.38 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
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

Previously filed as Exhibit 10.40 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.43

Fifth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated June 18, 2004, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and the lenders party thereto

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.44	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership	Previously filed as Exhibit 10.22 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.45*	SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.42 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.

10.46*	Form of Stock Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.47*	SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.48*	First Amendment to the SIRVA, Inc. Stock Incentive Plan	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.49*	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.50	Form of Other Investor Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.48 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.51*	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.52*	SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.53*	First Amendment to the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.54*	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.55*	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of August 1, 2004	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.56(a)*	SIRVA, Inc. Management Incentive Plan	Previously filed as Exhibit 10.52 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.56(b)*	2005 SIRVA, Inc. Management Incentive Plan	Previously filed as Exhibit 10.56(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.57(a)*	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.57(b)*	Amendment No. 1 to the Employment Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.58(a)*	Letter Agreement, dated December 6, 2002, by and between SIRVA, Inc. and Joan E. Ryan	Previously filed as Exhibit 10.55 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.58(b)*	Separation Agreement, dated January 21, 2005, by and between SIRVA, Inc. and Joan E. Ryan	Previously filed as Exhibit 10.58(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.59(a)*	Employment Agreement, dated as of December 5, 1994, by and between Allied Van Lines, Inc. and Michael P. Fergus	Previously filed as Exhibit 10.56 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.59(b)*	Independent Contractor Service Agreement and Release, dated as of April 27, 2004, by and between Michael P. Fergus and SIRVA, Inc.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.59(c)*	Letter Agreement, dated March 1, 2004, by and between Michael P. Fergus and SIRVA, Inc., with respect to termination of employment	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.60*	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.61*	Letter, dated May 18, 2004 and effective July 1, 2004, from SIRVA, Inc. to Michelle Guswiler, with respect to offer of employment	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.62*	Letter, dated July 28, 2004 and effective October 1, 2004, from SIRVA, Inc. to Allen Chan, with respect to offer of employment	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.63*	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K filed September 21, 2005 and incorporated herein by reference.
10.64*	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Ann M. Harten	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K filed September 21, 2005 and incorporated herein by reference.

10.65*	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford	Previously filed as Exhibit 10.65 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.66*	Letter Agreement, dated as of October 12, 2005, by and between SIRVA, Inc. and Robert J. Rosing	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K filed October 13, 2005 and incorporated herein by reference.
10.67*	Letter Agreement, dated May 30, 2000, by and between Allied Worldwide, Inc. (now SIRVA, Inc.) and Todd W. Schorr	Previously filed as Exhibit 10.67 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.68	Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.57 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.69	First Amendment, dated as of December 27, 2000, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.58 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.70	Second Amendment, dated as of February 5, 2002, to the Fee and Guarantee Agreement, dated as of December 22, 1999, among North American Van Lines, Inc. and The Chase Manhattan Bank	Previously filed as Exhibit 10.59 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.71	Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.60 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.72	First Amendment, dated as of June 20, 2003, to the Fee and Guarantee Agreement, dated as of November 15, 2002, among North American Van Lines, Inc. and JPMorgan Chase Bank	Previously filed as Exhibit 10.61 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.73	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.74	Letter, dated April 13, 2004, from Exel Investments Limited to SIRVA, Inc. and Clayton Dubilier & Rice Fund V Limited Partnership	Previously filed as Exhibit 10.69 to SIRVA, Inc. Form S-1 filed May 7, 2004 and incorporated herein by reference.
10.75(a)	Receivables Sale Agreement, dated as of June 30, 2004, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, LaSalle Bank N.A., and the other Purchasers from time to time party thereto	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

10.75(b)	Purchase and Sale Agreement, dated as of June 30, 2004, between SIRVA Relocation LLC and SIRVA Relocation Credit, LLC	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
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

Previously filed as Exhibit 10.76(a) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.76(b)	Amendment and Settlement letter, dated January 31, 2005, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.	Previously filed as Exhibit 10.76(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.77	Asset Purchase Agreement, dated as of July 14, 2005, by and between NAL Worldwide LLC and North American Van Lines, Inc.	Previously filed as Exhibit 10.77 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.78	Purchase Agreement, dated as of September 21, 2005 by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.
10.79

Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Asia Pacific) Pty Limited, SIRVA Worldwide, Inc., IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.

10.80	Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Australia) Pty Limited, SIRVA Worldwide, Inc., IM New Zealand Holdings ULC and Iron Mountain Incorporated.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
14.1	2003 SIRVA, Inc. Guide to the Code of Business Conduct	Previously filed as Exhibit 14.1 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
14.2	2004 SIRVA, Inc. Guide to the Code of Business Conduct	Previously filed as Exhibit 14.2 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
21	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)	Filed herewith.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.
By:	/s/ BRIAN P. KELLEY
Name: Brian P. Kelley
Title: President and Chief Executive Officer
January 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ BRIAN P. KELLEY	Director, President and Chief Executive	January 17, 2007
Brian P. Kelley	Officer (principal executive officer)
/s/ J. MICHAEL KIRKSEY	Senior Vice President and Chief Financial	January 17, 2007
J. Michael Kirksey	Officer (principal financial officer)
/s/ JAMES J. BRESINGHAM	Executive Vice President, Chief Accounting	January 17, 2007
James J. Bresingham	Officer (principal accounting officer)
/s/ JOHN R. MILLER*	Director	January 17, 2007
John R. Miller
/s/ KATHLEEN J. AFFELDT*	Director	January 17, 2007
Kathleen J. Affeldt
/s/ KELLY J. BARLOW*	Director	January 17, 2007
Kelly J. Barlow
/s/ FREDERIC F. BRACE*	Director	January 17, 2007
Frederic F. Brace
/s/ ROBERT J. DELLINGER*	Director	January 17, 2007
Robert J. Dellinger
/s/ THOMAS E. IRELAND*	Director	January 17, 2007
Thomas E. Ireland

/s/ LABAN P. JACKSON, JR.*	Director	January 17, 2007
Laban P. Jackson, Jr.
/s/ PETER H. KAMIN*	Director	January 17, 2007
Peter H. Kamin
/s/ GENERAL SIR JEREMY MACKENZIE*	Director	January 17, 2007
General Sir Jeremy Mackenzie
/s/ ROBERT W. NELSON*	Director	January 17, 2007
Robert W. Nelson
/s/ RICHARD J. SCHNALL*	Director	January 17, 2007
Richard J. Schnall
/s/ JOSEPH A. SMIALOWSKI*	Director	January 17, 2007
Joseph A. Smialowski
/s/ CARL T. STOCKER*	Director	January 17, 2007
Carl T. Stocker
/s/ ROBERT W. TIEKEN*	Director	January 17, 2007
Robert W. Tieken
*By: /s/ J. MICHAEL KIRKSEY
J. Michael Kirksey
Attorney-in-fact