Form 10-Q
period 2005-03-31
SIRVA INC
filed 2007-01-30
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 31, 2006, 73,964,515 shares of the Registrant’s common stock were outstanding.

SIRVA, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	49
ITEM 1A.	Risk Factors	49
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	49

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
		Restated
(In millions, except per share amounts)	2005	2004
Revenues:
Service revenue	$473.9	$404.9
Home sale revenue	289.6	197.1
Total revenues	763.5	602.0
Direct expenses:
Purchased transportation expense	239.2	207.6
Cost of homes sold	293.4	197.6
Other direct expense	149.5	118.4
Total direct expenses	682.1	523.6
Gross margin	81.4	78.4
Operating expenses:
General and administrative expense	124.6	74.0
Intangibles amortization	3.4	2.0
Operating income (loss) from continuing operations	(46.6)	2.4
Interest expense, net	8.2	6.2
Other expense, net	0.3	0.1
Loss from continuing operations before income taxes	(55.1)	(3.9)
Income tax benefit	(21.6)	(3.5)
Loss from continuing operations	(33.5)	(0.4)
Income (loss) from discontinued operations, net of income tax benefit of $1.3 and $0.8, respectively	5.2	(1.4)
Net loss	$(28.3)	$(1.8)
Basic income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.01)
Income (loss) from discontinued operations	0.07	(0.02)
Net loss	(0.38)	(0.03)
Diluted income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.01)
Income (loss) from discontinued operations	0.07	(0.02)
Net loss	(0.38)	(0.03)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	Restated December 31,
(In millions, except share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$59.9	$72.1
Short-term investments	200.3	161.6
Accounts and notes receivable, net of allowance for doubtful accounts of $22.6 and $24.8, respectively	374.6	451.3
Mortgages held for resale	84.6	79.0
Relocation properties held for resale, net	88.6	89.9
Deferred income taxes	35.8	35.5
Assets held for sale	—	13.1
Other current assets	48.0	41.8
Total current assets	891.8	944.3
Property and equipment, net	151.5	163.6
Goodwill	386.6	391.4
Intangible assets, net	258.9	264.3
Assets held for sale	13.1	16.6
Deferred income taxes	28.4	1.4
Other long-term assets	40.0	37.5
Total long-term assets	878.5	874.8
Total assets	$1,770.3	$1,819.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$137.5	$129.9
Accounts payable	171.9	190.9
Accrued purchased transportation expense	54.4	76.7
Insurance loss and cargo claims reserves	81.1	82.3
Unearned premiums and other deferred credits	87.9	79.4
Accrued income taxes	34.1	38.1
Liabilities associated with assets held for sale	—	11.3
Other current liabilities	145.1	117.4
Total current liabilities	712.0	726.0
Long-term debt	533.0	532.4
Capital lease obligations	16.6	19.1
Insurance loss and cargo claims reserves	49.7	44.1
Liabilities associated with assets held for sale	2.9	5.2
Other long-term liabilities	90.1	90.3
Total long-term liabilities	692.3	691.1
Total liabilities	1,404.3	1,417.1
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,359,814 issued and 73,765,835 outstanding at March 31, 2005 and 76,264,696 issued and 73,670,717 outstanding at December 31, 2004	0.8	0.8
Additional paid-in-capital	485.5	485.1
Accumulated other comprehensive income	6.4	14.5
Accumulated deficit	(116.6)	(88.3)
	376.1	412.1
Less cost of treasury stock, 2,593,979 shares at March 31, 2005 and December 31, 2004	(10.1)	(10.1)
Total stockholders’ equity	366.0	402.0
Total liabilities and stockholders’ equity	$1,770.3	$1,819.1

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
		Restated
(In millions)	2005	2004
Cash flows from operating activities:
Net loss	$(28.3)	$(1.8)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12.9	13.5
Provision for losses on accounts and notes receivable	4.1	0.7
Write-down of relocation properties	3.6	(0.4)
Stock compensation (income) expense	(0.1)	0.9
Deferred income taxes	(26.5)	(6.7)
Impairment of goodwill and other assets	1.4	—
Gain on sale of assets, net	(6.9)	(2.7)
Change in operating assets and liabilities:
Accounts and notes receivable	69.3	(7.3)
Originations of mortgages held for resale	(217.2)	(172.7)
Sales of mortgages held for resale	211.7	183.4
Accounts payable	(19.6)	(3.9)
Other current assets and liabilities	(42.8)	(26.8)
Other long-term assets and liabilities	7.1	1.6
Net cash used for operating activities	(31.3)	(22.2)
Cash flows from investing activities:
Purchases of investments	(18.0)	(29.0)
Proceeds from sale or maturity of investments	15.1	26.5
Capital expenditures	(6.6)	(5.5)
Proceeds from sale of property and equipment	0.5	3.4
Acquisitions, net of cash acquired	(1.1)	(3.3)
Dispositions, net of cash sold	12.9	—
Other investing activities	(0.2)	(0.7)
Net cash provided by (used for) investing activities	2.6	(8.6)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	375.0	187.5
Repayments on short-term and long-term debt	(370.3)	(138.7)
Borrowings on mortgage and relocation facilities	225.1	191.1
Repayments on mortgage and relocation facilities	(220.9)	(202.0)
Repayments on capital lease obligations	(1.2)	(1.6)
Proceeds from issuance of common stock	0.4	0.1
Change in book overdrafts	8.7	6.9
Debt issuance costs	(1.1)	(0.3)
Other financing activities	—	(2.4)
Net cash provided by financing activities	15.7	40.6
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3
Net (decrease) increase in cash and cash equivalents	(13.7)	10.1
Decrease in cash included in assets held for sale	1.5	—
Cash and cash equivalents at beginning of period	72.1	60.2
Cash and cash equivalents at end of period	$59.9	$70.3

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in SIRVA, Inc.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004. The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial information furnished herein reflects all normal recurring adjustments and adjustments to restate 2004 which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

In the 2004 Annual Report on Form 10-K/A Amendment No. 1, the Company restated its prior period financial statements, including financial data for the three months ended March 31, 2004. The Condensed Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows as of and for the three months ended March 31, 2004 in this report have been restated. For information on the restatement and the impact of the restatement on the Company’s financial statements for the quarter ended March 31, 2004, see Note 2 “Restatement.”

Stock-based compensation. Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, compensation cost of stock options issued was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123.

The Black-Scholes option-pricing model was used for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Had compensation costs for the plans been determined based on the fair value at the grant date using the Black-Scholes option-pricing model and amortized over the respective vesting period, the Company’s net loss would have changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2005	Restated 2004
Net loss as reported	$(28.3)	$(1.8)
Stock compensation (income) expense included in net loss	(0.1)	0.6
Pro forma stock compensation expense under fair value method, net	(0.9)	(1.6)
Pro forma net loss	$(29.3)	$(2.8)
Basic and diluted net loss per share:
As reported	$(0.38)	$(0.03)
Pro forma	$(0.40)	$(0.04)

Recently issued accounting pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, the Company repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax benefit for the three months ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The adoption of SFAS No. 123(R) by the Company is expected to result in an additional pre-tax expense of approximately $1.5 million to be recognized in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt SFAS No. 154 in the first quarter of 2006. The Company does not expect this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is required to adopt SFAS No. 158 in the fourth quarter of 2006. The Company is currently evaluating the impact that this statement will have on its financial statements. Based on the projected amounts as of December 31, 2005, an additional liability of $10.4 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Employers’ Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN No. 48 in the first quarter of 2007. The Company is currently evaluating the impact that this interpretation will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 in the first quarter of 2008. The Company has not yet evaluated the impact that this statement will have on its financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 addresses various issues in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is required to adopt EITF 06-5 in the first quarter of 2007.  The Company is currently evaluating the impact that EITF 06-5 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. The Company does not expect this bulletin to have a material impact on its financial statements.

NOTE 2. RESTATEMENT

The condensed consolidated financial statements as of and for the three months ended March 31, 2004 have been restated. The following table summarizes the impact of the accounting errors on selected major income statement line items:

(In millions)	Revenues	Purchased transportation expense	Total direct expenses	General and administrative expense	Income (loss) from continuing operations before income taxes	Income (loss) from continuing operations	Net income (loss)
As originally reported	$529.0	$263.4	$418.3	$92.4	$9.6	$6.4	$6.4
Adjustment to reflect reclassification to discontinued operations	(112.1)	(55.6)	(91.6)	(22.2)	2.2	1.4	—
Overstated commission income (1)	(0.1)	—	—	—	(0.1)	(0.1)	(0.1)
Facility lease accounting (2)	—	—	0.1	0.2	(0.3)	(0.3)	(0.3)
Overstated premium revenue (3)	(0.6)	—	(0.4)	0.3	(0.5)	(0.5)	(0.5)
Understated customer incentives or agent commission liabilities (4)	—	0.2	0.2	—	(0.2)	(0.2)	(0.2)
Intercompany accounts (5)	(0.5)	0.1	(0.2)	0.2	(0.5)	(0.5)	(0.4)
Global Relocation Services revenue (6)	(10.8)	—	(4.9)	—	(5.9)	(5.9)	(5.9)
Income tax (7)	—	—	—	—	—	7.5	7.5
Presentation of accessorial revenue and PTE (8)	(1.0)	(1.0)	(1.0)	—	—	—	—
Presentation of home sales on a gross basis (9)	197.1	—	197.1	—	—	—	—
Reconciliation and analysis (10)	(0.6)	0.5	1.1	0.2	(1.9)	(1.9)	(1.9)
Contract accounting (11)	—	—	4.5	—	(4.5)	(4.5)	(4.5)
Agent revenue distribution (12)	—	0.1	0.1	—	(0.1)	(0.1)	(0.1)
Bad debt reserve analysis (13)	—	—	—	0.2	(0.2)	(0.2)	(0.2)
Journal entries (14)	(0.8)	—	(0.4)	—	(0.4)	(0.4)	(0.4)
Purchase accounting (15)	(0.4)	—	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)
Severance and stock-based compensation (16)	—	—	—	0.6	(0.6)	(0.6)	(0.7)
Presentation of interest and investment income and expense (17)	2.8	—	0.9	1.9	—	—	—
Other (18)	—	(0.1)	0.1	0.3	(0.4)	(0.4)	(0.4)
Total restatement impact	73.0	(55.8)	105.3	(18.4)	(13.5)	(6.8)	(8.2)
Restated	$602.0	$207.6	$523.6	$74.0	$(3.9)	$(0.4)	$(1.8)

(1) Overstated commission income. The Company had arrangements with a third-party insurer which provided for the refund of a certain portion of premiums it had paid in the event of favorable loss experience. The Company generally recorded the transactions related to these arrangements directly to the income statement when the refunds were received or in some cases repaid. However, the Company’s policy documentation indicated that such amounts were due back to the insured, which in this case was the BIPD Fund (a bodily injury/property damage insurance program administered by the Company on behalf of its agents). As a result, the Company recorded an adjustment to reverse the commission income in the period recognized and establish a liability for such amounts. The Company’s expense recognition in 2004, when the amounts were repaid to the insured, has also consequently been reversed.

(2) Facility lease accounting. The Company historically recorded the rent expense associated with certain facility leases on an as-invoiced (cash) basis and depreciated leasehold improvements over their useful lives. The Company has now recorded an adjustment to properly recognize rent expense on a straight-line basis (including the effects of rent escalation clauses and free rent periods) over the term of the lease and to depreciate certain leasehold improvements over the shorter of the facility’s useful life or the term of the lease.

(3) Overstated premium revenue. The Company maintains systems to invoice its customers for insurance premiums and other services. The Company did not administer an effective process to reconcile the general ledger account balances to the detailed accounts receivable trial balance. Upon review, the Company determined that certain customer refund payments and certain customer billing adjustments were not accurately recorded in the general ledger and recorded an adjustment to reduce accounts receivable, which also reduced amounts previously recorded as revenue or increased amounts previously recorded as bad debt expense.

(4) Understated customer incentives or agent commissions liabilities. The Company historically recorded as income amounts relating to certain unclaimed customer refunds, customer incentives and agent commissions. Further analysis indicated that a portion of these amounts remain contractually due to its customers or agents. Therefore, the Company recorded an adjustment to reinstate a liability for amounts previously recorded as income.

(5) Intercompany accounts. The Company recorded an adjustment to increase expense to eliminate all intercompany account balances. These accounts had not been fully eliminated in the past.

(6) Global Relocation Services revenue. The Company recorded an adjustment to correct the timing of revenue recognition with respect to both corporate fee and referral fee revenue as follows:

•                  For corporate fee revenue related to its fixed-fee product, the Company has now determined that it should recognize revenue at the date the Company purchases the home from a transferee, rather than at the date when the Company enters into a contract with a third-party buyer of the home;

•                  For corporate fee revenue related to its traditional product, the Company has now determined that it should recognize revenue at the date when the Company closes on the home sale to a third-party buyer, rather than at the date when the Company enters into a contract with a third-party buyer of the home;

•                  For listing real estate broker referral fee revenue, the Company has now determined that it should recognize revenue at the date when the Company closes on the home sale to a third-party buyer, rather than at the date when the Company enters into a contract with a third-party buyer of the home; and

•                  For destination real estate broker referral fee revenue, the Company has now determined that it should recognize revenue at the date when a transferee purchases a destination home from a third-party seller, rather than at the date when a transferee enters into a contract with a third-party seller of the destination home.

In addition, the Company recorded an adjustment to record relocation properties held for resale at net realizable value.

(7) Income tax. The Company recorded an adjustment to reflect the tax impact of the restatement of the Company’s consolidated financial statements. In addition, the Company recorded an adjustment to properly reflect the effect of annual tax rate changes in the income tax provision, which relate to deferred taxes established on accumulated other comprehensive income, as well as deferred taxes on intangible assets established in foreign jurisdictions.

(8) Presentation of accessorial revenue and purchased transportation expense (PTE). The Company adjusted the amounts of accessorial revenue (additional services such as packing, unpacking and storage) and related purchased transportation expense in the Condensed Consolidated Statement of Operations. Revenue and related purchased transportation expense were understated in equal amounts due to errors in the Company’s system-generated reports.

(9) Presentation of home sales on a gross basis. For homes purchased through its fixed-fee product, the Company historically recorded revenues and cost on home sales at a net amount recorded in cost of sales. The Company now reports revenue from the sales of homes and related costs gross in the Condensed Consolidated Statement of Operations. The amounts relate to Global Relocation Services home sale revenues and related cost of homes sold for those homes, which the Company takes into inventory and assumes ownership risk.

(10) Reconciliation and analysis. The Company recorded adjustments resulting from the failure to appropriately reconcile account balances to subledgers or other support, as well as appropriately adjust account balances for unreconciled differences relating to substantially all accounts and their related disclosures. Additionally, estimates used for various accrual and allowance accounts were not updated on a timely, recurring basis.

(11) Contract accounting. The Company determined that contracts within its Network Services segment were not appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and accordingly did not appropriately account for these items. Such adjustments impacted income recognition and required the establishment of liabilities due to customers, state regulatory agencies or reinsurers. The Company recorded adjustments to accounts receivable, prepaid assets, goodwill, insurance loss and cargo claim reserves, accrued liabilities, revenues, commission income, other direct expense, and general and administrative expense to correct for these errors for insurance and reinsurance related transactions.

(12) Agent revenue distribution. The Company determined that accrual balances related to customer incentive and agent commission liabilities were not correctly recorded. The Company recorded adjustments to properly reflect their legal obligation with respect to payments to agents for incremental services provided by agents, which are not billed separately to customers, and duplicate payments made by customers.

(13) Bad debt reserve analysis. The Company determined that bad debt reserves were not properly measured and recorded on a monthly basis within its Network Services segment. As a result, the Company recorded adjustments to the allowance for doubtful accounts balances.

(14) Journal entries. Effective controls were not maintained to provide for review and approval of manual and non-recurring journal entries, and in some instances, entries lacked acceptable and sufficient supporting documentation resulting in errors. Adjustments to correct these errors have been recorded.

(15) Purchase accounting. Controls over the selection, application and monitoring of accounting policies related to business combinations were not effectively maintained requiring adjustment to the fair values of certain assets and liabilities and the amortization of intangible assets.

(16) Severance and stock-based compensation. Adjustments were made to general and administrative expense and accrued liabilities resulting from ineffective controlsover future payments and stock-based compensation due to severed employees.

(17) Presentation of interest and investment income and expense. The Company corrected the classification of interest and investment income and expense from general and administrative expense to revenues and other direct expense on the Consolidated Statement of Operations. The Company generates investment income primarily from the Network Services segment, as well as interest on mortgages and equity advances and expenses from the Global Relocation Services segment as part of its business operations. These amounts had inappropriately been presented on a net basis in either general and administrative expense or other direct expense.

(18) Other. The Company recorded other various adjustments that are not applicable to the above categories.

The following table summarizes the impact of the accounting errors described above on loss from continuing operations before income taxes by segment, as well as the impact on net loss and diluted net loss per share for the three months ended March 31, 2004:

(In millions, except per share amounts)	Amount	% of Total
Global Relocation Services	$(6.9)	44.0%
Network Services	(6.3)	40.1%
Moving Services North America	(1.2)	7.6%
Moving Services Europe and Asia Pacific	(0.8)	5.1%
Corporate	(0.5)	3.2%
Loss from continuing operations before income taxes	$(15.7)	100.0%
Net loss	$(8.2)
Diluted net loss per share	$(0.12)

Balance Sheet Reclassifications and Adjustments

In addition to the impact of the aforementioned adjustments, the Company recorded additional adjustments that did not affect net loss, but corrected the presentation of previously reported balances in the Condensed Consolidated Balance Sheet as of March 31, 2004. A brief description of the presentation corrections greater than $1.0 million is included below.

(1) Short-term investments and other long-term assets. The Company corrected the classification of marketable security investments from long-term assets to short-term investments on the Condensed Consolidated Balance Sheet as the Company’s policy is to classify these securities as current or noncurrent based on their maturities and/or the security’s availability for current operations. The impact of the restatement was $90.8 million.

(2) Home equity advances. The Company reclassified home equity advances from relocation properties held for resale to accounts and notes receivable on the Condensed Consolidated Balance Sheet to correct for a categorization error in the consolidation ledger. The impact of the restatement was $40.6 million.

In addition, the Company had previously aggregated amounts related to home equity advances that were due to customers with amounts due from customers based on individual customer account balances. The Company has corrected the Condensed Consolidated Balance Sheet to record these receivables separate from the payables. The impact of the restatement was $6.1 million.

(3) Indemnification and accrued tax interest receivable. The Company has determined that an indemnification receivable and an equivalent tax liability (both with interest) of approximately $23.2 million should have been recorded at the time Pickfords Ltd. was acquired in 1999. The Company has restated its Condensed Consolidated Balance Sheet to reflect these adjustments of $31.3 million.

(4) Insurance loss reserves. The Company reclassified insurance loss reserve amounts from short-term liabilities to long-term liabilities on the Condensed Consolidated Balance Sheet to reflect the expected period of payment. The impact of the restatement was $28.4 million.

(5) Negative cash balances. The Company had previously classified certain book overdrafts as other current liabilities. The Company recorded an adjustment to decrease cash and other current liabilities where the right of offset exists with a financial institution. Additionally, the Company had previously classified certain book overdrafts as a reduction of cash. The Company recorded an adjustment to increase cash and other current liabilities. The net impact of the restatement was $3.7 million.

(6) Home property loan interest. The Company has determined that the journal entry to record home property loan interest was recorded twice in error. The Company has corrected the Condensed Consolidated Balance Sheet to remove the duplicate home property loan interest from both accounts and notes receivable and short-term debt. The impact of the restatement was $1.6 million.

(7) Cargo claims reserves. The Company reclassified cargo claims reserve amounts from short-term liabilities to long-term liabilities on the Condensed Balance Sheet to reflect the expected period of payment. The impact of the restatement was $1.1 million.

(8) Purchase accounting adjustments. The Company reclassified account balances related to the purchase accounting from the November 1999 acquisition of Allied Van Lines, Inc. on the Condensed Consolidated Balance Sheet between other current liabilities and accrued purchased transportation expense. The impact of the restatement was $1.4 million.

(9) Currency translation. The Company had incorrectly attributed certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the United States and translated other goodwill and intangible assets related to foreign operations using historical exchange rates instead of current exchange rates. The Company corrected goodwill and intangible balances in the restated financial statements. The Company also recorded an adjustment to deferred income tax liabilities for the future tax consequences attributable to the financial and tax basis differences associated with the intangible assets. The fluctuation in the required deferred income tax liabilities for each year is caused by changes in the jurisdictional tax rates and by exchange rate differences. The following table summarizes the impact of these changes on the following balance sheet line items:

(In millions)
Increase in goodwill, net	$14.7
Increase in intangible assets, net	5.7
Decrease in deferred income tax liabilities	3.0
Increase in accumulated other comprehensive income	20.6
Decrease in accumulated deficit	2.8

(10) Capital leases. The Company had previously classified certain equipment leases as operating leases that have now been determined to be capital leases. The Company has corrected the Condensed Consolidated Balance Sheet to record property and equipment assets and the associated capital lease obligation liabilities. In addition, certain liabilities associated with capital leases were previously recorded as debt rather than capital lease obligations. The impact of the capital lease restatement was to increase property and equipment and capital lease obligation by $1.0 million. The impact of the reclassification from debt to capital lease obligation was $1.0 million, inclusive of both short-term and long-term components.

(11) Deferred credits. The Company had previously recorded certain facility lease reserves and deferred lease credits associated with lease incentives or step-rent provisions as short-term liabilities; however, the nature of the facility lease reserves and deferred lease credits was long-term. The Company has corrected the Condensed Consolidated Balance Sheet to reclassify amounts from unearned premiums and other deferred credits to other long-term liabilities. The impact of the restatement was $9.7 million.

(12) Insurance agent commissions. The Company had previously aggregated amounts due to its insurance agents with amounts due from its insurance agents. The Company has corrected the Condensed Consolidated Balance Sheet to record the commissions payable and commissions receivable separately. The impact of the restatement was $3.8 million.

(13) BIPD fund presentation. The Company had previously recorded amounts related to the BIPD Fund on a gross basis as accounts receivable, prepaid assets or deposits and claims payable. As these are assets and liabilities of the BIPD Fund rather than those of the Company, they should be recorded net with the net liability representing the amount the Company has payable to the BIPD Fund for amounts collected in excess of claims paid. The Company has corrected the Condensed Consolidated Balance Sheet to record all amounts related to the BIPD Fund as a net liability. The impact of the restatement was to decrease other current assets by $4.0 million, decrease other long-term assets by $0.9 million, and decrease insurance loss and cargo claims reserves by $4.9 million.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued unaudited condensed consolidated financial statements, together with the changes in presentation noted above, at March 31, 2004 have been summarized below.

Balance Sheet

	March 31, 2004
(In millions, except share amounts)	Originally Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$74.0	$70.3
Short-term investments	6.4	97.2
Accounts and notes receivable, net of allowance for doubtful accounts of $20.6 and $22.1, respectively	371.7	355.2
Relocation properties related receivables	—	69.5
Mortgages held for resale	47.4	47.4
Relocation properties held for resale, net	82.0	46.6
Deferred income taxes	37.1	36.4
Other current assets	44.4	41.7
Total current assets	663.0	764.3
Investments	94.5	4.0
Property and equipment, net	177.1	178.3
Goodwill	355.5	377.2
Intangible assets, net	228.2	233.8
Other long-term assets	33.8	38.3
Total long-term assets	889.1	831.6
Total assets	$1,552.1	$1,595.9
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1.6	$1.4
Current portion of capital lease obligations	4.1	4.6
Short-term debt	86.2	84.6
Accounts payable	114.3	107.9
Relocation properties related payables	64.1	50.2
Accrued purchased transportation expense	47.3	48.9
Insurance loss and cargo claims reserves	72.4	57.9
Unearned premiums and other deferred credits	70.1	79.4
Accrued income taxes	7.7	38.0
Other current liabilities	87.2	94.6
Total current liabilities	555.0	567.5
Long-term debt	476.0	475.2
Capital lease obligations	17.2	18.6
Insurance loss and cargo claims reserves	—	30.2
Deferred income taxes	37.8	15.6
Other long-term liabilities	64.0	73.8
Total long-term liabilities	595.0	613.4
Total liabilities	1,150.0	1,180.9

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,040,131 issued and 70,446,152 outstanding at March 31, 2004	0.7	0.7
Additional paid-in-capital	446.4	446.8
Common stock purchase warrant	0.7	0.7
Unearned compensation	(2.8)	(2.8)
Accumulated other comprehensive (loss) income	(18.6)	0.8
Accumulated deficit	(14.2)	(21.1)
	412.2	425.1
Less cost of treasury stock, 2,593,979 shares at March 31, 2004	(10.1)	(10.1)
Total stockholders’ equity	402.1	415.0
Total liabilities and stockholders’ equity	$1,552.1	$1,595.9

Statement of Operations

	Three Months Ended March 31, 2004
(In millions, except per share amounts)	Originally Reported	Restated (a)	Restated (b)
Revenues:
Service revenue	$529.0	$517.1	$404.9
Home sale revenue	—	197.1	197.1
Total revenues	529.0	714.2	602.0

Direct expenses:
Purchased transportation expense	263.4	263.3	207.6
Cost of homes sold	—	197.6	197.6
Other direct expense	154.9	154.3	118.4
Total direct expenses	418.3	615.2	523.6
Gross margin	110.7	99.0	78.4

Operating expenses:
General and administrative expense	92.4	96.2	74.0
Intangibles amortization	1.9	2.1	2.0
Operating income from continuing operations	16.4	0.7	2.4

Interest expense, net	6.7	6.7	6.2
Other expense, net	0.1	0.1	0.1
Income (loss) from continuing operations before income taxes	9.6	(6.1)	(3.9)
Income tax expense (benefit)	3.2	(4.3)	(3.5)
Income (loss) from continuing operations	6.4	(1.8)	(0.4)
Loss from discontinued operations, net of income tax benefit of $0.8	—	—	(1.4)
Net income (loss)	$6.4	$(1.8)	$(1.8)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.03)	$(0.01)
Loss from discontinued operations	—	—	(0.02)
Net income (loss)	0.09	(0.03)	(0.03)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.03)	$(0.01)
Loss from discontinued operations	—	—	(0.02)
Net income (loss)	0.09	(0.03)	(0.03)

(a)          Amounts reported in the originally reported first quarter 2004 Form 10-Q adjusted for corrections noted in the 2004 Annual Report on Form 10-K/A Amendment No. 1.

(b)         Restated financial information presented on a comparable basis with 2005 accounting for the reclassification to discontinued operations those operations which were discontinued since the first quarter of 2004.

Statement of Cash Flows

	Three Months Ended March 31, 2004
(In millions)	Originally Reported	Restated
Cash flows from operating activities:
Net income (loss)	$6.4	$(1.8)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	13.2	13.5
Provision for losses on accounts and notes receivable	—	0.7
Write-down of relocation properties	—	(0.4)
Stock compensation expense	—	0.9
Deferred income taxes	1.8	(6.7)
Gain on sale of assets, net	(2.7)	(2.7)
Change in operating assets and liabilities:
Accounts and notes receivable	13.2	(7.3)
Originations of mortgages held for resale	(175.7)	(172.7)
Sales of mortgages held for resale	186.3	183.4
Relocation properties related assets and liabilities	(12.2)	—
Accounts payable	3.6	(3.9)
Other current assets and liabilities	(44.5)	(26.8)
Other long-term assets and liabilities	0.7	1.6
Net cash used for operating activities	(9.9)	(22.2)

Cash flows from investing activities:
Purchases of investments	(29.0)	(29.0)
Proceeds from sale or maturity of investments	26.5	26.5
Capital expenditures	(5.6)	(5.5)
Proceeds from sale of property and equipment	—	3.4
Acquisitions, net of cash acquired	(3.3)	(3.3)
Other investing activities	2.7	(0.7)
Net cash used for investing activities	(8.7)	(8.6)

Cash flows from financing activities:
Borrowings on short-term and long-term debt	187.5	187.5
Repayments on short-term and long-term debt	(138.7)	(138.7)
Borrowings on mortgage and relocation facilities	191.1	191.1
Repayments on mortgage and relocation facilities	(201.8)	(202.0)
Repayments on capital lease obligations	(1.6)	(1.6)
Proceeds from issuance of common stock	0.1	0.1
Change in book overdrafts	—	6.9
Debt issuance costs	—	(0.3)
Other financing activities	(7.5)	(2.4)
Net cash provided by financing activities	29.1	40.6
Effect of exchange rate changes on cash and cash equivalents	0.4	0.3
Net increase in cash and cash equivalents	10.9	10.1
Cash and cash equivalents at beginning of period	63.1	60.2
Cash and cash equivalents at end of period	$74.0	$70.3

NOTE 3. LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2005	Restated 2004
Loss from continuing operations	$(33.5)	$(0.4)
Basic and diluted weighted average common shares outstanding	73.7	70.4
Basic and diluted loss from continuing operations per share	$(0.45)	$(0.01)

Options to purchase 1.6 million shares of common stock were outstanding during the three-month period ended March 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 1.4 million shares and 3.0 million shares for the three-month periods ended March 31, 2005 and 2004, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”). The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.9%, as of March 31, 2005.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Comprehensive (loss) income, net of tax, consisted of the following:

	Three Months Ended March 31,
(In millions)	2005	Restated 2004
Net loss	$(28.3)	$(1.8)
Unrealized hedging gain (loss), net of tax expense (benefit) of $0.4 and $(0.5), respectively	0.6	(0.7)
Minimum pension liability adjustment, net of tax expense of $0.1 and $0.0, respectively	0.2	—
Unrealized loss on securities available-for-sale, net of tax benefit of $0.8 and $0.1, respectively	(1.3)	(0.1)
Foreign currency translation adjustment, net of tax benefit of $1.2 and $0.2, respectively	(7.6)	4.7
Comprehensive (loss) income	$(36.4)	$2.1

The components of accumulated other comprehensive income were:

(In millions)	March 31, 2005	December 31, 2004
Foreign currency translation adjustment	$48.0	$55.6
Unrealized hedging gain (loss)	0.3	(0.3)
Unrealized (loss) gain on securities available for sale	(1.0)	0.3
Minimum pension liability adjustment	(40.9)	(41.1)
Accumulated other comprehensive income	$6.4	$14.5

NOTE 5. INCOME TAXES

Reconciliation of Statutory Rate to Effective Rate

The Company recorded a net income tax benefit of $21.6 million and $3.5 million on pre-tax losses from continuing operations of $55.1 and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rate was 39.2% and 89.3% for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005 is not comparable to the three months ended March 31, 2004 due to a $1.4 million tax benefit related to the settlement of an Internal Revenue Service audit, which was recorded in the first quarter of 2004. The difference between the effective tax rate and statutory tax rate for the period ended March 31, 2005 is due primarily to a net tax benefit related to foreign earnings repatriated as discussed below and adjustments related to prior year tax return filings, partially offset by pre-tax losses in foreign jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance.

Foreign Earnings Repatriation

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorized up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, the Company repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax benefit for the three months ended March 31, 2005.

 NOTE 6. ACQUISITIONS

On December 23, 2004, the Company purchased all of the outstanding shares of common stock of the U.S.-based employee relocation management and consulting firm, Executive Relocation Corporation (“ERC”). The Company believes the acquisition of ERC significantly strengthens the Company’s position in the industry and will further enhance the Company’s ability to meet and exceed its customer expectations. ERC was acquired from Standard Federal Bank National Association, a subsidiary of LaSalle Bank Corporation (“LaSalle”). Affiliates of LaSalle are participants in the Company’s currently outstanding credit agreement for which JP Morgan Chase Bank acts as agent. Affiliates of LaSalle are also counterparties to the Company’s asset-backed securitization facility.

The Company purchased ERC for $89.1 million (net of cash acquired) inclusive of legal and advisory fees, acquiring net tangible liabilities with a fair value of $14.9 million. The net tangible liabilities consist primarily of accounts payable, net of accounts receivable. Based upon a third-party valuation, the fair value of customer relationships has been recorded in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. Intangible assets have been recorded as follows:

•                  $28.9 million of intangible assets (primarily customer relationships) with a finite life of approximately 11 years; and

•                  $75.1 million of goodwill.

The acquisition was accounted for as a purchase, and the results of operations of ERC are included in the condensed consolidated financial statements, within the Global Relocation Services segment, since the date of acquisition. Included in the results of the Company for the three months ended March 31, 2005 are $8.5 million of service revenue and $1.2 million of operating income from continuing operations.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (“DJK”), a U.S.-based specialty residential brokerage and relocation services provider, for $2.2 million in cash (net of cash acquired), of which $0.3 million was paid in the first quarter of 2005. Through its headquarters in New York City, the acquisition of DJK added another provider of rental and corporate housing relocation services to the Company. DJK has been included within the Company’s Global Relocation Services segment since the date of the acquisition.

On April 30, 2004, the Company purchased Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”), a German-based moving and relocation services business, for $4.4 million in cash. On August 2, 2004, the Company purchased for $1.2 million in cash an additional branch location from the previous owners of Rettenmayer. These acquisitions allowed the Company to further expand its service capabilities in Germany. The Rettenmayer acquisitions have been included within the Company’s Moving Services Europe and Asia Pacific segment since the respective dates of acquisition.

On March 10, 2004, the Company purchased Relocation Dynamics, Inc. (“RDI”), a U.S.-based specialty relocation services provider, for $1.8 million (net of cash acquired). The purchase was made with $2.0 million in cash, of which $1.5 million was paid at closing and $0.5 million was paid in April 2004. Contingent consideration of up to $3.0 million is payable subject to the achievement of certain revenue targets over each of the five years from 2004 to 2008. The contingent consideration will be treated as additional purchase price if the revenue targets are achieved, and the goodwill associated with the acquisition will be increased accordingly. Contingent consideration of $0.5 million for the 2004 revenue target was paid in March 2005, and $0.5 million for the 2005 revenue target was paid in April 2006. The New Jersey service location of RDI added another center on the east coast of the United States to enhance the Company’s existing service offerings. RDI has been included within the Company’s Global Relocation Services segment since the date of acquisition.

NOTE 7. DISCONTINUED OPERATIONS

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its High Value Products Division (“HVP”) businesses, as well as certain other logistics businesses, which included Specialized Transportation in Europe and its Transportation Solutions (“TS”) segment in North America. In connection with the 2004 disposal plan, the Company:

•                  Completed the sale of its HVP business, including the Canadian operations, to Specialized Transportation Agent Group, Inc., an entity owned by a group of North American Van Lines, Inc. (“NAVL”) agents, in the fourth quarter of 2004, for a cash purchase price of five dollars and the buyer’s assumption of certain obligations under various agency and customer contracts. The Company retained pre-closing working capital of $18.1 million, and the disposition resulted in pre-tax charges of $40.9 million which were recorded in the second half of 2004;

•                  Completed the sale of all of the outstanding stock of three subsidiaries (midiData Logistic GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated as the Company’s Specialized Transportation – Europe (“STEU”) business on February 1, 2005, to affiliates of Wincanton plc for an aggregate purchase price of approximately $13.9 million, which was subsequently reduced by final settlement costs of $0.6 million in the third quarter of 2005. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million, which was recorded during the first quarter of 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005; and

•                  Will complete the sale of its TS segment through its NAVL subsidiary to NAL Worldwide LLC (“NAL”), an affiliate of Lake Capital Partners LP, on August 5, 2005 pursuant to a definitive agreement dated July 14, 2005. The transaction will consist of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets will include property and equipment of $7.9 million and goodwill of $3.3 million. The Company will retain working capital except for prepaid rents associated with assigned leases. The gross purchase price will be $12.9 million, of which $1.0 million will be deferred for one year and will be received in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. Net proceeds from the sale will be $11.5 million. In the first quarter of 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale will result in a pre-tax gain of $0.2 million during the third quarter of 2005. A pre-tax gain of $1.0 million will be recorded in the third quarter of 2006 when the service agreement is fulfilled.

The Company will incur $5.6 million in charges related to logistics warehouses under lease, of which $1.1 million and $4.5 million will be recorded in the second and third quarters of 2005, respectively. These costs relate to facilities the Company vacated during 2005. The charges will primarily include costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company will also incur compensation and agent costs of $0.9 million and $1.4 million, respectively, which will be primarily recorded in the third quarter of 2005.

In the first quarter of 2005, the Company approved the sale of the following businesses:

•                  The Fleet Service business assets were sold on March 30, 2005 to Hanning & Bean Enterprises for net proceeds of $3.3 million. The assets included land, building, equipment and inventory with a net book value of $3.6 million. The sale resulted in a pre-tax loss of $0.3 million during the first quarter of 2005. In the fourth quarter of 2004, the Company recorded an asset impairment of $0.6 million.

•                  The Blanketwrap business assets will be sold on May 13, 2005 to Gainey Transportation Services, Inc. for net proceeds of $0.9 million and a non-interest bearing note receivable with a face value of $1.7 million. The assets will include tractors, trailers and other equipment with a net book value of $1.0 million and goodwill of $0.4 million. The sale will result in a pre-tax gain of $0.9 million during the second quarter of 2005.

•                  The Flatbed business assets will be sold on August 12, 2005 to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets will include tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale will result in a pre-tax gain of $1.7 million during the third quarter of 2005.

Revenues from discontinued operations were $44.1 million and $112.1 million and pre-tax operating losses were $3.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. Gain on disposal, net of tax was $7.5 million for the three months ended March 31, 2005, while there was no gain or loss for the same period in 2004. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing future interest expense to the ongoing operations.

Reserves Associated with Discontinued Operations

The following table provides details of the discontinued operations reserve as of March 31, 2005:

(In millions)	Facility Leases	Trailer Leases	Asset Impairments	Contract Termination Costs	Severance/ Employee Benefits	Total
Balance, December 31, 2004 (restated)	$10.8	$4.1	$—	$2.2	$2.1	$19.2
Provision charged to income	0.4	—	2.1	—	0.2	2.7
Payments	(0.7)	(0.8)	—	(0.8)	(0.5)	(2.8)
Write-off of impaired assets	—	—	(2.1)	—	—	(2.1)
Other adjustments *	(0.8)	(0.2)	—	—	(0.6)	(1.6)
Balance, March 31, 2005	$9.7	$3.1	$—	$1.4	$1.2	$15.4
Balance Sheet classification
Other current liabilities	$2.2	$2.7	$—	$1.4	$1.2	$7.5
Other long-term liabilities	$7.5	$0.4	$—	$—	$—	$7.9

* Other adjustments were due primarily to changes in estimates.

Remaining payments related to trailer and facility leases will be made through March 2008 and November 2014, respectively, while payments related to the other charges above are expected to be completed in 2005. The Company expects that all of the disposal costs listed above, with the exception of asset impairments, will result in future cash expenditures and estimates additional information technology related support costs to be incurred in 2005 and 2006 of $0.7 million and $0.5 million, respectively.

Subsequent Events

On September 21, 2005, the Company announced a definitive agreement to sell the stock of Transguard Insurance Company of America (“TransGuard”), National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc., and other related companies of its U.S. insurance services group (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. In the third quarter of 2005, the Company will record its U.S. Insurance Business as a discontinued operation. The transaction closed on December 30, 2005. Gross proceeds will be $56.7 million, of which $4.2 million will be recorded as a receivable. Net proceeds will be $8.5 million after transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

In the fourth quarter of 2004, an impairment charge of $66.4 million related to goodwill was recorded. The impairment was partly due to lower operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during the Company’s internal 2004 year end review. The lower 2004 operating results were driven by a changing mix to a higher risk customer base and lines of business into which the Company recently entered. The lower operating outlook and consideration of the estimated financial impact of a likely rating downgrade of TransGuard caused the Company to perform a critical assessment of the fair value of the U.S. Insurance Business at December 31, 2004. The Company estimated the fair value using the expected present value of its future cash flows.

In the third quarter of 2005, the Company will record an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets, as these assets were no longer deemed fully recoverable based upon the terms of the definitive agreement. In addition, based upon the execution of the definitive agreement, the Company will not have the ability to hold securities to maturity and will recognize previously unrealized pre-tax losses on investments of $1.7 million and $0.8 million in the third and fourth quarters of 2005, respectively.

In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company has guaranteed the U.S Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development will be recorded in the fourth quarter of 2005. Annual independent actuarial evaluations will be utilized to determine the amount due for each installment. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company will retain the benefit associated with net deferred tax assets for the U.S. Insurance Business.

On December 8, 2005, the Company sold all of the outstanding stock of its Australian and New Zealand Pickfords Records Management business with an effective date of November 30, 2005 to Iron Mountain, Inc. for net proceeds of approximately $79.0 million, which will result in a pre-tax gain of approximately $56.4 million.

On March 14, 2006, the Company announced the sale of its Business Services Division in the United Kingdom and Ireland, which includes the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for $87.2 million in cash. The sale was completed on March 30, 2006 and will result in a pre-tax gain of approximately $20.4 million.

NOTE 8. RESTRUCTURING EXPENSE

United Kingdom and Europe – 2005. During the first quarter of 2005, the Company recognized a $0.3 million charge in general and administrative expense in the Condensed Consolidated Statement of Operations, which was the first stage of a broader U.K./Europe restructuring which will occur in June 2005. In the second quarter of 2005, the Company will recognize charges of $6.0 million, of which $5.2 million will relate to severance benefits and $0.8 million will relate to nine facilities exited as part of the restructuring. In the fourth quarter of 2005, the Company will recognize charges of $3.6 million primarily related to severance benefits. The total cost of the program will be $9.9 million.

United Kingdom – 2004. In connection with the 2004 disposal plan described in Note 7 “Discontinued Operations,” and declining business volumes in the United Kingdom, which is part of the Moving Services Europe and Asia Pacific segment, in 2004 the Company restructured its functional support areas to rescale resources to meet the needs of the ongoing operations and business environment. Seventy-two employees were identified as part of a workforce reduction, primarily in the United Kingdom. In 2004, the Company recorded a charge of $1.5 million for the severance benefits it would pay these affected employees. In addition, a U.K. office facility supporting the Company’s European functional support team was exited as of September 30, 2004, prior to its lease termination date. As a result, the Company recorded a charge for the remaining lease payments of $0.9 million in 2004. As the severance and lease costs were not directly related to the discontinued businesses, the charges were recorded in ongoing operations as components of the restructuring expense. In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations, prior to their lease termination dates. As a result, the Company recorded a charge for the remaining lease payments of $0.4 million as a component of 2004 restructuring expense.

Scanvan – 2003. In conjunction with the June 2003 acquisition of Scanvan, the Company initiated a restructuring plan which included terminating certain employees and exiting two facilities. In 2003, the Company recorded severance charges of $1.2 million for 41 employees, a facility lease accrual for $0.3 million and various other charges of $0.4 million. These costs were considered liabilities assumed in the business combination. Therefore, they were included in Scanvan goodwill and not expensed in the Condensed Consolidated Statements of Operations. The restructuring accrual balance at December 31, 2004 included $0.3 million related to these amounts.

Accrual Balance. The restructuring accrual balance was $1.4 million and $2.6 million at March 31, 2005 and December 31, 2004, respectively. Due to facility lease terms, remaining payments will be made through December 2006. Severance and benefit payments will be paid by December 2005. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the three months ended March 31, 2005:

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Total
Balance at December 31, 2004 (restated)	$1.4	$1.2	$2.6
Restructuring charge	0.3	—	0.3
Payments	(0.6)	(0.4)	(1.0)
Other adjustments	—	(0.5)	(0.5)
Balance at March 31, 2005	$1.1	$0.3	$1.4

NOTE 9. INDEPENDENT AND INTERNAL REVIEWS

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of the Company’s former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. General and administrative expense includes third-party costs associated with these reviews, which did not occur in 2004. The total cost for the three months ended March 31, 2005 was $27.2 million.

NOTE 10. OTHER CURRENT LIABILITIES

Other current liabilities were $145.1 million at March 31, 2005, which represents a $27.7 million, or 23.6%, increase compared to $117.4 million at December 31, 2004. The change was primarily due to an increase in the general and administrative accrual of $21.6 million driven mainly by additional expense associated with the reviews discussed in Note 9 “Independent and Internal Reviews,” and an $8.7 million increase in book overdrafts.

NOTE 11. PENSION AND POSTRETIREMENT PLANS

Components of net periodic benefit cost for the Company’s domestic and foreign defined benefit plans and postretirement benefit plans and amounts recognized in the Company’s Condensed Consolidated Statements of Operations, based on actuarial valuation, are as follows:

	Three Months Ended March 31,
	2005	Restated 2004
	(In millions)
Pension Benefits:

Combined Plans Excluding United Kingdom
Interest cost	$1.8	$1.6
Expected return on plan assets	(1.8)	(1.5)
Amortization of actuarial loss	0.8	0.6
Net periodic benefit cost	$0.8	$0.7

United Kingdom
Service cost	$0.8	$0.8
Interest cost	1.0	0.8
Expected return on plan assets	(1.2)	(1.1)
Amortization of actuarial loss	0.2	0.1
Net periodic benefit cost	$0.8	$0.6

Postretirement Benefits:
Interest cost	$0.3	$0.3
Amortization of prior service cost	(0.1)	(0.1)
Amortization of actuarial loss	0.1	0.1
Net periodic benefit cost	$0.3	$0.3

The Company will contribute $2.8 million to the U.K. defined benefit plan during fiscal year ending December 31, 2005. The Company will make no contributions to the other defined benefit plans in 2005.

NOTE 12. OPERATING SEGMENTS

The Company reports its results in the following reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, Network Services and Corporate. Financing, tax, information technology, legal and other related services are allocated to the segments. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

As discussed in Note 7 “Discontinued Operations,” the operations of Fleet Service, a component of the Network Services segment, and the Blanketwrap and Flatbed businesses, components of the Moving Services North America segment, were discontinued in the first quarter of 2005. In the third quarter of 2004, the operations of the former Transportation Solutions segment, the HVP Division, a component of the Moving Services North America segment, and STEU, a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the condensed consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the condensed consolidated financial statements for all periods presented.

Revenues of $9.2 million and $8.1 million, operating income from continuing operations of $0.2 million for the three months ended March 31, 2005 and 2004, respectively, and total assets of $0.5 million as of March 31, 2005 and 2004, related to the Driver Services business, a component of the Network Services segment, have been reclassified to the Moving Services North America segment in the following tables.

Segment information was as follows:

	Three Months Ended March 31,
	2005	Restated 2004
	(In millions)
Revenues:

Global Relocation Services	$352.4	$235.8
Moving Services North America	258.3	222.5
Moving Services Europe and Asia Pacific	111.9	110.1
Network Services	40.9	33.6
Total Continuing Operations	$763.5	$602.0

Operating income (loss) from continuing operations:

Global Relocation Services	$(4.6)	$(1.0)
Moving Services North America	(2.3)	(3.1)
Moving Services Europe and Asia Pacific	(8.4)	4.7
Network Services	(2.0)	3.3
Corporate	(29.3)	(1.5)
Total Continuing Operations	$(46.6)	$2.4

	March 31, 2005	December 31, 2004
Total assets:

Global Relocation Services	$619.2	$579.6
Moving Services North America	370.2	410.9
Moving Services Europe and Asia Pacific	443.0	452.7
Network Services	241.9	243.4
Corporate	82.9	102.8
Total Continuing Operations	$1,757.2	$1,789.4

Corporate assets consist of assets that cannot be specifically identified with a reportable segment, such as cash, deferred taxes, property and equipment, and miscellaneous assets. Total assets at December 31, 2004 have been reclassified to be consistent with the 2005 presentation. Discontinued Operations is the only reconciling item between Total Continuing Operations and total SIRVA, Inc.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In November 2004, a purported securities class action complaint, Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers and directors. The court has appointed Central Laborers’ Pension Fund as the lead plaintiff and Saxena White P.A. as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA’s initial and secondary public offerings.

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. Plaintiff seeks unspecified damages.

On January 3, 2006, the Company and all other defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted. On September 22, 2006, the court granted in part and denied in part that motion. It dismissed in full, without prejudice, the claim under Section 12(a)(2) of the Securities Act, as well as various allegations underlying the other claims, and granted plaintiff 30 days to amend its complaint. On October 23, 2006, plaintiff filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) in order to replead claims that the court dismissed without prejudice. On November 14, 2006, the Company and all other defendants filed their answer to the Second Amended Complaint. On November 15, 2006, the Company and certain of the other defendants moved in part to dismiss the Second Amended Complaint.

This case is in the preliminary stages; its outcome is not predictable at this time, and the Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, the Company has not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

SEC Investigation

In February 2005, the Company received notice of an informal inquiry from the SEC related to the Company’s January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. The Company continues to cooperate with the investigation.

The Company believes that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on the Company’s overall operations, financial condition or liquidity, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized.

Governmental Investigations—Department of Justice

The Company entered into a plea agreement with the Department of Justice (“DOJ”) in February 2006, pursuant to which one of the Company’s subsidiaries, Allied Freight Forwarding, Inc. (“Allied Freight”), entered guilty pleas to two counts of violating the Sherman Antitrust Act, 15 U.S.C §1. Pursuant to the plea agreement, Allied Freight was required to pay a fine of approximately $1.0 million to the U.S. government, which was accrued in 2004. This settlement resolves the DOJ’s criminal investigation of certain conduct by Allied Freight and certain former employees occurring between April 2000 and October 2001. That investigation related to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed by the Surface Deployment and Distribution Command (formerly known as the Military Traffic Management Command) of the U.S. Army, utilizing private moving companies.

Governmental Investigations—European Union

Some of the Company’s moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenues of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, the Company received a statement of objections from the European Commission. In December 2006, the Company provided its response to the statement of objections.

The Company is cooperating with the investigations. For the three months ended March 31, 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that it considers appropriate in the circumstances.

The Company believes that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on the Company’s overall operations, financial condition or liquidity, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized, which could have a material adverse effect on the Company’s overall operations, financial condition or liquidity.

Governmental Investigation—Australia

In August 2004, the Company’s Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (“ACCC”) stating that the ACCC is aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were contracted by and on behalf of certain Australian government agencies. The ACCC’s notice identified 12 other companies that were alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia has produced records in response to this notice. In the first quarter of 2006, the ACCC decided not to take any further action in this investigation.

Other

The Owner-Operator Independent Driver Association (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against the Company’s subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. The OOIDA lawsuits are in their preliminary stages and their outcome cannot be predicted at this time. Consequently, the Company is not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

In addition, the Company is involved from time-to-time in other routine legal matters incidental to its business, including lawsuits relating to the conduct of its agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While the Company may be liable for damages or suffer reputational harm from litigation, the Company believes that such legal proceedings will not have a materially adverse effect on its financial position, results of operations or liquidity.

NOTE 14. SUBSEQUENT EVENTS

In the second quarter of 2005, the Company will recognize restructuring charges related to the U.K. and Europe restructuring of $6.0 million, of which $5.2 million relates to severance benefits and $0.8 million relates to nine facilities exited as part of the restructuring. In the fourth quarter of 2005, the Company will recognize charges of $3.6 million primarily related to severance benefits. The total cost of the program will be $9.9 million.

In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review). In May 2006, Standard and Poor’s Ratings Services lowered its ratings on the Company and SIRVA Worldwide to B from B+, with all ratings on credit watch with negative implications. In October 2006,

Standard and Poor’s Ratings Services withdrew its ratings on the Company and SIRVA Worldwide due to the delay in filing updated financial statements for 2005 and 2006 and the lack of adequate financial information to properly determine the Company’s current credit standing and evaluate creditor’s risks. Also in October 2006, Moody’s Investors Services withdrew their ratings for the Company and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. As a result of the ratings withdrawal, margin on the Revolving Credit Facility increased 50.0 basis points.

In May 2005, the Company completed the sale of its Blanketwrap business, part of its Moving Services North America segment. See Note 7 “Discontinued Operations,” for a more detailed discussion.

Effective June 1, 2005, TransGuard entered into a contract with Hannover and E & S Reinsurance, Ltd., reinsuring TransGuard’s net retention for all lines other than workers compensation. The contract was approved by the Illinois Department of Financial and Professional Regulation, Department of Insurance on September 29, 2005. A final payment of $2.1 million, which will be accrued in the third quarter of 2005, was made to Hanover in the fourth quarter of 2005.

On July 14, 2005, the Company executed a definitive agreement to sell its TS segment to NAL. On August 5, 2005, the Company completed the disposition. See Note 7 “Discontinued Operations,” for a more detailed discussion.

In August 2005, the Company completed the sale of its Flatbed truckload operations, part of its Moving Services North America segment. See Note 7 “Discontinued Operations,” for a more detailed discussion.

On September 21, 2005, the Company announced a definitive agreement to sell the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc., and other related companies of the U.S. Insurance Business to IAT Reinsurance Company Ltd. The transaction closed on December 30, 2005. See Note 7 “Discontinued Operations,” for a more detailed discussion.

SIRVA Worldwide executed a series of amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of July 1, September 30 and November 14, 2005. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, revised the financial covenants relating to debt leverage and interest coverage, approved the sale of the Company’s U.S. Insurance Business, and approved the sale of the Australian and New Zealand operations of Pickfords Records Management. The Company also entered into amendments with effective dates of March 23 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200 basis points, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage through the second quarter of 2006 and revised them throughout the remaining term of the facility subject to the Company raising stated levels of qualifying capital. An amendment on September 29, 2006 further extended the time period for the filing of financial statements. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants throughout 2007. Should market conditions or other factors impact the Company’s results of operations or financial condition, it could become necessary to further amend the terms and covenants. There is no assurance that the Company would be able to obtain such amendment. The Company will defer bank fees of approximately $3.0 million associated with these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. Fees of $4.7 million associated with these Term Loan amendments will be deferred and amortized until the August 15, 2006 amendment. Deferred fees of $9.4 million related to the original Term Loan, previous amendments, and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments will be made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of the Company’s Records Management Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of the Company’s convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom. The mandatory payments of $49.5 million in the first quarter of 2006 will result in write-offs of deferred fees of $1.0 million.

Effective May 31, July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16 and October 12, 2006, the Relocation Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Company will expense fees of $0.4 million and $0.3 million in the third and fourth quarters of 2005, respectively, and $0.3 million, $0.6 million and $0.2 million in the first, third and fourth quarters of 2006, respectively.

Effective May 2005 and May 2006, a Company subsidiary, SIRVA Mortgage, Inc. entered into amendments of the uncommitted early purchase facility, which increased the facility from $100.0 million to $120.0 million and from $120.0 million to $250.0 million, respectively. In March 2006, an amendment to the uncommitted early purchase facility established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage, Inc. to fund equity advances originated by relocation affiliates. In June 2006, because of the availability of other facilities, SIRVA Mortgage, Inc. entered into an amendment to reduce the revolving credit facility from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125 to 300 basis points. The monthly commitment fee based on usage has been removed. In October 2006, SIRVA Mortgage, Inc. entered into an amendment to the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs.

On August 24, 2005, the Company was informed by the HM Revenue and Customs of the United Kingdom that SIRVA UK Ltd. (formerly Pickfords Ltd.) had been assessed a tax in the amount of approximately $48.5 million, plus interest of approximately $18.6 million relating to the accounting period June 26, 1999 to September 30, 1999. The assessment relates to the imputed gain on the transfer of the Pickfords, Ltd. business when it was acquired by the Company in 1999. The Company is fully indemnified by the seller (Excel Investments, Ltd.) for any potential liability. As a result, the Company has recorded a receivable equal to the related accrued tax liability. See Note 13 “Income Taxes” in the 2004 Annual Report on Form 10-K/A Amendment No. 1 for further information.

In the third quarter of 2005, due to adverse changes in the business climate, the Moving Services Continental Europe (“continental Europe”) and Moving Services United Kingdom businesses were tested for impairment. The Company will record impairment charges of $48.5 million related to goodwill and intangible assets for the continental Europe businesses, which are components of the Moving Services Europe and Asia Pacific segment. Also, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $21.9 million related to goodwill, property and equipment, and other long-term assets of the U.S. Insurance Business will be recorded in discontinued operations in the third quarter of 2005.

During the quarter ended September 30, 2005, the Company performed its quarterly assessment of net deferred tax assets. The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets: future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering the Company’s cumulative pre-tax losses in recent years and for the nine months ended September 30, 2005, as well as the impact of continued losses expected in 2006, the Company has concluded that it no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when the Company had a perspective on full-year results and future forecasts, as the Company had completed its busy season when it historically recognizes a significant amount of its profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets will be recorded at September 30, 2005. The Company expects to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In the third quarter of 2005, non-cash charges of $141.7 million will be recorded in the Condensed Consolidated Statement of Operations, of which $126.7 million will be allocated to continuing operations. The Company concluded that a valuation allowance on the remaining $1.0 million of foreign deferred tax assets at September 30, 2005 was not required.

On October 14, 2005, the Company entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd., IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell the Company’s Australian and New Zealand operations of Pickfords Records Management, part of the Company’s Moving Services Europe and Asia Pacific segment. The transaction closed on December 8, 2005 with an effective date of November 30, 2005. See Note 7 “Discontinued Operations,” for a more detailed discussion.

In February 2006, the Company reached a plea agreement with the DOJ Antitrust Division in connection with a grand jury investigation and agreed to pay a $1.0 million fine, which was accrued in the fourth quarter of 2004, to resolve criminal charges. See Note 13 “Commitments and Contingencies,” for more detailed information.

In February 2006, the Company received notice that the ACCC had decided not to take further steps in connection with an investigation into certain alleged anti-competitive practices involving the Company’s Australian moving operations. See Note 13 “Commitments and Contingencies,” for more detailed information.

On March 14, 2006, the Company announced the sale of its Business Services Division in the United Kingdom and Ireland, which includes the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for $87.2 million in cash. The sale was completed on March 30, 2006 and will result in a pre-tax gain of approximately $20.4 million.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”), pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among the Company, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company also agreed to sell to ValueAct Capital one share of its series A preferred stock. Both Purchasers are current stockholders of the Company. Interest is payable on the Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock (“Conversion Event”). If a Conversion Event has not occurred by May 31, 2007, the Company must pay additional interest on the Notes at a rate of 2.0% per annum. The additional interest would be paid in shares of the Company’s common stock based on a price of $3.00 per share. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

Holders of the Notes may require the Company to purchase their Notes for cash upon the occurrence of certain events at an amount equal to the principal amount of the Notes plus accrued and unpaid interest and additional common stock interest, if any, up to and including the payment date. The obligation of the Company to purchase the Notes under these circumstances is subject to the terms of the Company’s other indebtedness. Pursuant to the Notes, subject to certain exceptions, the Company may not (1) incur additional debt that is senior to the Notes, (2) permit any liens on its or its subsidiaries’ properties or assets, (3) repurchase, redeem or declare or pay any cash dividend or distribution on its common stock, or (4) distribute any material property or assets to common stockholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of SIRVA, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

Overview

We are a leader in the global relocation industry providing our solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France and Luxembourg; Allied Varekamp in the Netherlands; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

The demand for our services is subject to changes in the economy, which can impact our profitability. Since September 2004, we have observed market weakness in the European region, which has affected operating results for our Moving Services Europe and Asia Pacific business segment. This market weakness is due to a slowdown in overall housing sales, most particularly in the United Kingdom. We expect the sluggish pace of home sales in the United Kingdom and difficult market conditions in the European international moving market to continue in the near term and negatively affect our 2005 results. To address these market challenges, we initiated a restructuring of our Moving Services European operations in the first quarter of 2005 and recorded charges of $0.3 million in the first quarter and will record $6.0 million and $3.4 million in the second and fourth quarters of 2005, respectively. In addition, we will record $0.2 million in our Global Relocation Services U.K. operations in the fourth quarter of 2005. These restructuring initiatives included a reduction in personnel, facilities, equipment and other overhead expenses. Also, an impairment charge of $4.3 million will be recorded in the second quarter of 2005 for two information technology projects abandoned as part of the restructuring. We estimate that the restructuring will generate ongoing cost savings of approximately $20 million in 2006 and $24 million annually thereafter.

In the third quarter of 2005, due to adverse changes in the business climate, the Moving Services Continental Europe (“continental Europe”) and Moving Services United Kingdom businesses were tested for impairment. In the third quarter of 2005, an impairment charge of $48.5 million will be recorded to write-off all goodwill and intangible assets relating to our continental Europe operations.

In 2005 and 2006, we have also observed a decline in the U.S. housing market. We are carefully monitoring this and other economic indicators. This decline is revealing itself in lower moving volumes in our Moving Services North America segment as well as slower home sales in our Global Relocation Services segment. A broad decline in the U.S. housing market would significantly impact our profitability both in our Moving Services North America and Global Relocation Services segments. The Moving Services North America segment is susceptible to volume swings, and our Global Relocation Services segment is exposed to U.S. real estate trends and prices due to the nature of its fixed-fee product offering.

We have embarked on a strategy to grow our fixed-fee business. Our fixed-fee product, which better aligns our interests with those of our customers, provides corporations with a lower and more predictable overall cost solution than traditional cost-plus relocation products. While increased market acceptance of the fixed-fee product has been the primary driver of our growth, it has also increased our risk in a down real estate market. A key component of the fixed-fee product is the provision whereby we will purchase the transferring employee’s home at an appraised value if it does not sell on the open market within a specified period of time. While there are many detailed contractual provisions included in this product offering that help to mitigate our risk associated with this product, we bear the risk that the sale of certain homes will be delayed and that we will be required by contract to purchase the home. This risk is different for each customer depending on the contractual amount of time allowed to sell the home in the open market and local real estate market conditions. We price the fixed-fee product as a percentage of home value, which includes a pricing adjustment for these risk factors. The rate at which homes come into our inventory and magnitude of average losses have a significant impact on both our profitability and working capital requirement. Beginning in 2005, we began experiencing both a slowdown in the residential real estate market and changes in customer mix, which shortened the average marketing period before a home is eligible to come into inventory. As a result, while the Global Relocation Services segment continues to gain new customers and thus increase its revenue despite the market weakness, costs associated with the fixed-fee product also continue to rise.

Our 2005 operating results were negatively impacted by the cost of professional services related to the independent and internal reviews described below. In the first quarter of 2005, we incurred $27.2 million of third-party costs and will incur $20.0 million, $10.0 million and $3.9 million in the second, third and fourth quarters of 2005, respectively. After 2005, we do not expect to incur any additional significant expenses relating to the independent and internal reviews.

During the quarter ended September 30, 2005, we performed a quarterly assessment of net deferred tax assets. We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets: future taxable income from our core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering our cumulative pre-tax losses in recent years and for the nine months ended September 30, 2005, as well as the impact of continued losses expected in 2006, we have concluded that we no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets will be recorded at September 30, 2005. We expect to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In the third quarter of 2005, non-cash charges of $141.7 million will be recorded, of which $126.7 million will be allocated to continuing operations.

In the first quarter of 2005, we approved the sale of our Fleet Service, Blanketwrap and Flatbed businesses. The operations of the Fleet Service business were a component of the Network Services segment, and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment. The results of these operations are included in discontinued operations in the first quarter of 2005.

Increased claim accruals and re-insurance costs within our insurance operation negatively impacted results throughout 2005. We perform independent actuarial assessments on a quarterly basis. The independent actuarial assessments for the second, third and fourth quarters of 2005 will result in additional claim accruals totaling $3.0 million, $5.6 million and $9.9 million, respectively, which will be recorded in the second, third and fourth quarters of 2005, respectively. Re-insurance costs increased in the fourth quarter of 2005 in large part as a result of the A.M. Best downgrades of our TransGuard insurance business in April and August of 2005. In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review). On September 21, 2005, we announced a definitive agreement to sell the stock of Transguard Insurance Company of America, National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. The results of the U.S. Insurance Business will be included in discontinued operations in the third quarter of 2005. The transaction closed on December 30, 2005.

In the third quarter of 2005, we approved the sale of our Australian and New Zealand operations of Pickfords Records Management, part of our Moving Services Europe and Asia Pacific segment. In the fourth quarter of 2005, we entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd., IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell these operations. The results of these operations will be included in discontinued operations in the third quarter of 2005.

Independent and Internal Reviews

In early January 2005, the Audit Committee of our Board of Directors formally initiated a comprehensive, independent review (“Independent Review” or “Review”) after we received a letter sent on behalf of our former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former Securities and Exchange Commission (“SEC”) general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. The Audit Committee instructed Cleary Gottlieb to exercise its independent judgment on all matters involved in the Review. Furthermore, the Audit Committee directed Cleary Gottlieb to bring to its attention indications of any improprieties.

In addition to the Independent Review, our management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements (“Internal Review”). This review was undertaken in connection with implementing procedures to comply with Section 404 of the Sarbanes-Oxley Act, the disappointing performance of our Insurance and European businesses in the third quarter of 2004, and as part of our year-end closing process.

Management’s conclusions regarding the findings of both the Independent Review and its own Internal Review are summarized in the 2004 Annual Report on Form 10-K/A Amendment No. 1. A more detailed summary of Clearly Gottlieb’s findings, conclusions and recommendations to the Audit Committee is incorporated herein by reference to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on September 21, 2005.

The Independent Review did not reveal a scheme to misstate our financial statements. However, both the Independent Review and the Internal Review did reveal material weaknesses in our control environment, organizational structure and in our consistent application of generally accepted accounting principles (“GAAP”). We are using the conclusions of the reviews as a basis to drive improvements in these areas across each of our business units. A more detailed discussion of these material weaknesses appears in Item 4, “Controls and Procedures.”

Restatements

As disclosed in our 2004 Annual Report on Form 10-K/A Amendment No. 1, the Audit Committee of the Board of Directors and our management conducted comprehensive reviews of our accounting practices and policies in relation to our previously issued financial statements. The results of those reviews and subsequent identification of various accounting errors, the most significant of which resulted from using the improper foreign currency translation rate for goodwill and intangible net assets, have prompted us to restate our 2004 financial statements. See Note 2 “Restatement,” to the condensed consolidated financial statements for a reconciliation of previously reported amounts to the restated amounts.

Seasonality

Our operations are subject to seasonal trends. Revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months.

Results of Continuing Operations

The following sets forth information concerning our results of continuing operations, also expressed as a percentage of revenues for the respective periods:

	Three Months Ended March 31,
	2005	Restated 2004	2005	Restated 2004
	(In millions)
Revenues:
Service revenue	$473.9	$404.9	62.1%	67.3%
Home sale revenue	289.6	197.1	37.9%	32.7%
Total revenues	763.5	602.0	100.0%	100.0%

Direct expenses:
Purchased transportation expense	239.2	207.6	31.3%	34.5%
Cost of homes sold	293.4	197.6	38.4%	32.8%
Other direct expense	149.5	118.4	19.6%	19.7%
Total direct expenses	682.1	523.6	89.3%	87.0%
Gross margin	81.4	78.4	10.7%	13.0%

Operating expenses:
General and administrative expense	124.6	74.0	16.3%	12.3%
Intangibles amortization	3.4	2.0	0.5%	0.3%
Operating (loss) income from continuing operations	(46.6)	2.4	(6.1)%	0.4%
Interest expense, net	8.2	6.2	1.1%	1.0%
Other expense, net	0.3	0.1	—%	—%
Loss from continuing operations before income taxes	(55.1)	(3.9)	(7.2)%	(0.6)%
Income tax benefit	(21.6)	(3.5)	(2.8)%	(0.5)%
Loss from continuing operations	$(33.5)	$(0.4)	(4.4)%	(0.1)%

Consolidated Results of Continuing Operations

Revenues:   Revenues from continuing operations were $763.5 million for the quarter ended March 31, 2005, which represents a $161.5 million, or 26.8%, increase compared to $602.0 million for the corresponding quarter in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments, as well as a $5.0 million favorable currency exchange impact primarily within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $14.3 million to the Global Relocation Services and Moving Services Europe and Asia Pacific segments’ growth in revenues. Organic growth in Global Relocation Services was driven by a 31.1% increase in the number of fixed-fee homes sold in North America. Moving Services North America revenue growth was driven by the corporate channel where shipments increased 18.2% over 2004.

Gross margin:   Gross margin from continuing operations was $81.4 million for the quarter ended March 31, 2005, which represents a $3.0 million, or 3.8%, increase compared to $78.4 million for the corresponding quarter in 2004. Excluding acquisitions and foreign exchange, organic gross margins declined $5.3 million, or 6.8%. Acquisitions and a favorable foreign exchange impact increased gross margin by $7.0 million and $1.3 million, respectively. The organic decline was driven by Network Services and Moving Services Europe and Asia Pacific. Insurance Services experienced higher loss ratios, while Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe. Moving Services North America and Global Relocation Services gross margin increased due to the increase in revenue volume and margin improvement in Global Relocation Services.

Gross margin as a percentage of revenue for the first quarter of 2005 was 10.7%, which represents a 2.3 percentage point decrease compared to 13.0% for the first quarter of 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined.

Operating expenses:   Operating expenses for the first quarter of 2005 were $128.0 million, which represents a $52.0 million, or 68.4%, increase compared to $76.0 million for 2004. The increase is primarily due to $27.2 million of costs associated with the previously discussed Independent and Internal Reviews. In addition, acquisitions and changes in exchange rates increased operating expenses by $5.9 million and $1.9 million, respectively. Excluding the effects of acquisitions and changes in exchange rates, salaries and benefits increased by $6.8 million. In 2004, we had a gain on sale of assets of $2.6 million, which did not occur in 2005.

Intangibles amortization expense for the first quarter of 2005 was $3.4 million, which represents a $1.4 million increase, compared to $2.0 million in 2004. This increase is directly related to the 2004 business acquisitions.

Operating expenses as a percentage of revenue were 16.8% and 12.6% for the first quarter of 2005 and 2004, respectively. The increase is primarily the result of costs associated with the Independent and Internal Reviews.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $46.6 million for the quarter ended March 31, 2005, which represents a $49.0 million decrease compared to operating income from continuing operations of $2.4 million for the corresponding period in 2004. As discussed above, the decline primarily resulted from a decrease in gross margin percent, coupled with the Independent and Internal Reviews expenses, increase in salaries and benefit costs, and a gain on sale of assets in 2004, which did not occur in 2005.

Interest expense:   Interest expense was $8.2 million for the first quarter of 2005, which represents a $2.0 million, or 30.8%, increase compared to $6.2 million in 2004. The increase is due to a $103.4 million increase in average debt outstanding and a slight increase in the effective interest rate to 5.44% for the quarter ended March 31, 2005 from 5.25% in the corresponding period in 2004. Average debt outstanding increased primarily as a result of the purchase of Executive Relocation Corporation (“ERC”) in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Income tax benefit:   For the first quarter of 2005, the income tax benefit was $21.6 million based on a pre-tax loss of $55.1 million, resulting in an effective rate of 39.2%. The difference between the effective tax rate and statutory tax rate for the period ended March 31, 2005 is due primarily to a net tax benefit related to foreign earnings repatriated and adjustments for prior year tax return filings, partially offset by pre-tax losses in foreign jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. For the first quarter of 2004, the income tax benefit was $3.5 million based on a pre-tax loss of $3.9 million, resulting in an effective rate that is not meaningful due primarily to the recording of a $1.4 million tax benefit related to the settlement of an Internal Revenue Service audit.

In October 2004, the President signed the American Jobs Creation Act of 2004 (“Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our overall domestic reinvestment plan as required by the Jobs Act. Our overall domestic reinvestment plan authorizes up to $500.0 million of repatriation of unremitted foreign earnings. In the first quarter of 2005, we repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax provision for the three months ended March 31, 2005.

Loss from continuing operations:   Loss from continuing operations was $33.5 million, or $0.45 per diluted share, for the quarter ended March 31, 2005, which represents a $33.1 million, or $0.44 per diluted share, decrease compared to a loss from continuing operations of $0.4 million, or $0.01per diluted share, for the corresponding quarter in 2004.

Segment Results of Continuing Operations

The following summarizes the results of operations by segment:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	SIRVA, Inc.
	(In millions)
Three Months Ended March 31, 2005

Revenues:
Service revenue	$62.8	$258.3	$111.9	$40.9	$—	$473.9
Home sale revenue	289.6	—	—	—	—	289.6
Total revenues	352.4	258.3	111.9	40.9	—	763.5
Direct expenses:
Purchased transportation expense	—	210.6	28.6	—	—	239.2
Cost of homes sold	293.4	—	—	—	—	293.4
Other direct expense	42.1	24.6	46.1	35.9	0.8	149.5
Gross margin	$16.9	$23.1	$37.2	$5.0	$(0.8)	$81.4

Gross margin as a percentage of revenues	4.8%	9.0%	33.2%	12.4%	—	10.7%
Operating loss from continuing operations	$(4.6)	$(2.3)	$(8.4)	$(2.0)	$(29.3)	$(46.6)

Three Months Ended March 31, 2004 Restated

Revenues:
Service revenue	$38.7	$222.5	$110.1	$33.6	$—	$404.9
Home sale revenue	197.1	—	—	—	—	197.1
Total revenues	235.8	222.5	110.1	33.6	—	602.0
Direct expenses:
Purchased transportation expense	—	179.7	27.9	—	—	207.6
Cost of homes sold	197.6	—	—	—	—	197.6
Other direct expense	29.0	20.8	43.5	24.8	0.3	118.4
Gross margin	$9.2	$22.0	$38.7	$8.8	$(0.3)	$78.4

Gross margin as a percentage of revenues	3.9%	9.9%	35.2%	26.1%	—	13.0%
Operating income (loss) from continuing operations	$(1.0)	$(3.1)	$4.7	$3.3	$(1.5)	$2.4

Key Performance Indicators, 2005 vs. 2004:

Percent change in revenues	49.4%	16.1%	1.6%	22.1%	—	26.8%
Percentage point change in gross margin percentage	0.9	(0.9)	(2.0)	(13.7)	—	(2.3)

Global Relocation Services

Revenues were $352.4 million for the quarter ended March 31, 2005, which represents a $116.6 million, or 49.4%, increase compared to $235.8 million for the corresponding quarter in 2004. Home sale revenues were $289.6 million in 2005, which represents a $92.5 million, or 46.9% increase, compared to $197.1 million for 2004. The increase was driven by a 31.1% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $62.8 million in 2005, which represents a $24.1 million, or 62.1% increase, compared to $38.7 million in 2004. In the first quarter of 2005, service revenues include $10.8 million from the acquisitions of ERC, D.J. Knight and Co. Ltd. (“DJK”), and Relocation Dynamics, Inc. (“RDI”). Changes in exchange rates increased service revenue by $0.1 million. Excluding acquisitions and exchange rate changes, service revenue increased 33.9% driven primarily by a 29.9% and 43.4% increase in the number of fixed-fee and traditional closings, respectively, in North America, which accounts for approximately 99% of total Global Relocation Services’ revenue.

Gross margin was $16.9 million for the first quarter of 2005, representing a $7.7 million, or 83.8%, increase compared to $9.2 million for the corresponding quarter in 2004. Gross margin as a percentage of revenues was 4.8% for 2005, which represents a 0.9 percentage point increase compared to 3.9% in 2004.

Gross margin on our home sale revenue for the first quarter of 2005 was a loss of $3.8 million, which represents a $3.3 million decrease compared to a loss of $0.5 million in 2004. The decline in home sale gross margin was a result of a $3.6 million write-down of home values in inventory due to the decline in the housing market, higher fixed-fee arrangements, and changes in customer mix composition. Gross margin on service revenue was $20.7 million in the first quarter of 2005, representing an $11.0 million, or 112.7%, increase compared to $9.7 million in 2004. Gross margin percentage on service revenue was 33.0% for the first quarter of 2005, which represents a 7.8 percentage point increase compared to 25.2% in 2004. The increase in service revenue gross margin percentage was driven by the positive impact on gross margins related to acquisitions which carry higher gross margins than our existing business. This impact more than offset the lower margins in our fixed-fee product due to both higher costs associated with longer holding periods for homes taken into inventory and customer mix changes.

Operating expenses were $21.5 million for the first quarter of 2005, which represents an $11.3 million increase compared to $10.2 million in 2004. A significant portion of this increase was driven by the impact of acquisitions, which added $4.7 million of operating expenses in the first quarter of 2005, which includes $0.4 million of non-recurring expenses related to the acquisitions. In addition, bad debt expenses increased by approximately $2.5 million from 2004 levels related to increased aging of customer receivables within our global operations. The remaining increase of $4.1 million is primarily due to an increase in salaries and benefits from headcount additions throughout 2004.

Operating loss was $4.6 million for the first quarter of 2005, which represents a $3.6 million increase in losses compared to an operating loss of $1.0 million in 2004. The decline was driven by the combination of lower gross margins and higher operating expenses in the Company’s existing business, which more than offset $1.8 million of additional operating income from acquisitions. As a result, first quarter operating loss as a percent of revenues was 1.3% in 2005, as compared to 0.4% in 2004.

Moving Services North America

Revenues were $258.3 million for the quarter ended March 31, 2005, which represents a $35.8 million, or 16.1%, increase compared to $222.5 million for the corresponding quarter in 2004. Changes in exchange rates increased revenues by $0.6 million. As a result, organic growth was $35.2 million.

The increase in revenues was driven by a 7.1% increase in household goods shipments for the quarter, highlighted by growth of the corporate channel, where shipments increased 18.2% compared to 2004. Also contributing to revenue growth was a 5.5% increase in household goods revenue per shipment due to strong pricing environments in the consumer and military channels and an increase in the fuel price surcharge.

Gross margin was $23.1 million for the first quarter of 2005, which represents a $1.1 million, or 5.3%, increase compared to $22.0 million in 2004. Gross margin as a percentage of revenues was 9.0% for 2005, which represents a 0.9 percentage point decrease compared to 9.9% in 2004. The decline in gross margin rate was primarily driven by higher claims expense experienced in the first quarter of 2005 as compared to 2004 and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $25.4 million for the first quarter of 2005, which represents a $0.3 million, or 1.4%, increase compared to $25.1 million in 2004. The increase was driven by higher bad debt expense.

Operating loss from continuing operations was $2.3 million for the first quarter of 2005, which represents a $0.8 million, or 26.2%, improvement compared to a loss of $3.1 million in 2004. As discussed above, the improvement was driven by higher revenue volume.

Moving Services Europe and Asia Pacific

Revenues were $111.9 million for the quarter ended March 31, 2005, which represents a $1.8 million, or 1.6%, increase compared to $110.1 million in the corresponding quarter of 2004. The increase in revenues includes $3.6 million from the acquisition of Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”) in April 2004. In addition, changes in exchange rates increased revenues by $4.3 million. Excluding the impact of the Rettenmayer acquisition and changes in exchange rates, revenues declined $6.1 million, or 5.5%.

The organic decline of $6.1 million was due to a 14.2% decline in the Europe operations, partially offset by an 11.1% increase in Asia Pacific. The U.K. market continued to decline due to a slowdown in the volume of home sale transactions and price decreases of more than 17.4%. In addition, Norway and Sweden experienced declines in the domestic and business moving markets, respectively.

Gross margin was $37.2 million for the quarter ended March 31, 2005, which represents a $1.5 million, or 4.1%, decrease compared to $38.7 million for the corresponding quarter in 2004. The gross margin as a percentage of revenues was 33.2% the first quarter of 2005, which represents a 2.0 percentage point decrease compared to 35.2% in 2004. Excluding the favorable effects of changes in exchange rates of $1.2 million and the acquisition of Rettenmayer’s gross margin of $0.6 million, gross margin declined $3.3 million. While the decline in revenue drove the overall decrease in gross margin, significant price pressures throughout Europe reduced the gross margin rate.

Operating expenses were $45.6 million for the first quarter of 2005, which represents an $11.6 million, or 34.0%, increase compared to $34.0 million in 2004. Contributing to the increase in operating expenses were $1.7 million of unfavorable currency movements and a $1.3 million increase related to the Rettenmayer acquisition. Excluding these effects, operating expenses increased $8.6 million, or 25.2%. The change was driven by increases in our U.K. Consumer Moving business management team’s headcount during the second and third quarters of 2004 and an investment in a national call center to allow for greater inquiry capture. We also made additional investments in sales resources in late 2004, incurred some parallel running costs due to change-over in management across Europe, and incurred additional costs associated with financial compliance and related professional fees. In 2004, we recognized a gain of $2.6 million on the sale of property, which did not recur in 2005.

Operating loss was $8.4 million for the first quarter of 2005, which represents a $13.1 million decrease, compared to income of $4.7 million in 2004. Excluding $0.6 million and $0.6 million of operating loss relating to the Rettenmayer acquisition and changes in exchange rates, respectively, operating income declined $11.9 million. The decline in revenue coupled with reduced gross margins and higher operating expenses resulted in a net operating loss for the first quarter of 2005.

Network Services

Revenues were $40.9 million for the quarter ended March 31, 2005, which represents a $7.3 million, or 22.1%, increase compared to $33.6 million for the corresponding quarter in 2004. This growth is the result of increased sales of worker’s compensation, auto liability, and occupational accident insurance.

Other direct expenses were $35.9 million for the first quarter of 2005, which represents an $11.1 million, or 44.8%, increase compared to $24.8 million in 2004. This increase is attributable to higher loss ratios related to the growth lines of insurance business compared to the loss ratios of the historical mix of insurance business. As a result, gross margins declined from 26.1% in the first quarter of 2004 to 12.4% in 2005.

Operating expenses were $7.0 million for the first quarter of 2005, which represents a $1.5 million, or 28.5%, increase compared to $5.5 million in 2004. The increase was primarily attributable to an increase in expenses allocated to us related to our mandatory participation in worker’s compensation underwriting pools and additional costs related to an increase in permanent and temporary staffing levels.

Operating loss was $2.0 million for the first quarter of 2005, which represents a $5.3 million decrease, compared to income of $3.3 million in 2004. Operating margins declined to (4.8)% in 2005 from 9.8% in 2004 as a result of higher loss ratios.

Corporate

For the quarter ended March 31, 2005, we incurred $29.3 million of corporate expenses representing a $27.8 million increase compared to $1.5 million in the corresponding quarter of 2004. The increase was primarily attributable to costs of $27.2 million associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs were partially offset by lower stock compensation expense.

Results of Discontinued Operations

On September 9, 2004, our Board of Directors authorized and approved a disposal plan involving our North American High Value Products Division (“HVP”), Specialized Transportation in Europe (“STEU”) and Transportation Solutions in North America (“TS”). The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005, and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from our asset intensive logistics businesses.

We also completed the sales of our Fleet Service operations in March 2005, Blanketwrap operations in May 2005, and Flatbed operations in August 2005. The sales of these three operations completed our exit from the former North American Van Lines’ commercial freight/logistics businesses. The operations of the Fleet Service business was a component of the Network Services segment, and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment.

 As a result of the Board of Directors’ approval of the sales of these businesses, the assets and liabilities of these businesses have been classified as held for sale and the results of these businesses are reported in discontinued operations in our unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations in our unaudited Condensed Consolidated Statements of Operations include revenues of $44.1 million and $112.1 million and pre-tax operating losses of $3.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. Gain on disposal, net of tax, was $7.5 million for the three months ended March 31, 2005, while there was no gain or loss for the same period in 2004. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 7 “Discontinued Operations,” in the unaudited condensed consolidated financial statements for more detailed information.

Financial Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash flow from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain debt and equity financing and to convert into cash those assets that are no longer required to meet existing strategic and financial objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current or available funds for use in achieving long-range business objectives and meeting debt service commitments.

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $577.7 million senior credit facility through SIRVA Worldwide. This credit agreement with J.P. Morgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility and a $402.7 million term loan obligation. The credit agreement contains a number of significant covenants that, among other matters, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the senior credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income, subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. In addition, under the credit agreement, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. We executed a series of amendments to the revolving credit agreement with effective dates of March 28, July 1, September 30 and November 14, 2005, and March 23, August 15 and September 29, 2006. The amendments, among other matters, extended the time period for the filing of financial statements and revised the financial covenants relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. Under the amended terms of the revolver, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending September 30, 2006 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of September 30, 2006 is 7.25:1, and the ratio is adjusted each quarter, falling to 4.75:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.5:1 beginning in September 2006 and remains at that level through all of 2007. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants throughout this period. Should market conditions or other factors impact our results of operations or financial condition, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The amendments to the credit agreement are included in our Current Reports on Form 8-K filed with the SEC on April 1, 2005, July 1, 2005, October 4, 2005, November 17, 2005, March 29, 2006, August 17, 2006 and September 29, 2006.

Our subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a revolving credit facility and an early purchase facility to fund our mortgage loans held for resale. Effective May 2005 and May 2006, SIRVA Mortgage entered into amendments of the uncommitted early purchase facility, which increased the facility from $100.0 million to $120.0 million and from $120.0 million to $250.0 million, respectively. The early purchase facility is now the primary means for SIRVA Mortgage to fund their traditional residential first mortgage lending. In March 2006, an amendment to the uncommitted early purchase facility established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the committed warehousing credit and security agreement from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125 to 300 basis points. The monthly commitment fee based on usage has been removed. In October 2006, SIRVA Mortgage entered into an amendment to the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs. Both the revolving credit facility and the uncommitted early purchase facility contain covenants calculated at the SIRVA Mortgage level. The facilities require a minimum tangible net worth of $11 million, a maximum leverage of 17:1 through September 30, 2006 and 15:1 thereafter, and a minimum current ratio of 1.05:1. SIRVA

Mortgage has been compliant with the terms of its agreements and anticipates remaining compliant throughout 2007 based on current performance and anticipated results.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $71.3 million at March 31, 2005. The outstanding balance of these facilities was $41.7 million at March 31, 2005 and $43.4 million at December 31, 2004. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future although the facilities are callable on demand.

Cash generated from operations, together with amounts available under the revolving credit facility and any other available source of liquidity, have been adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs through the date of this filing. We expect that we will be able to meet our obligations for at least the next 12 months thereafter. If market conditions worsen and additional financing sources are needed, there can be no assurance as to the availability of the financing sources.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10.0% convertible notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006.

Cash flows used for operating activities

Net cash used for operating activities was $31.3 million and $22.2 million for the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $9.1 million. Net loss was $28.3 million in the first quarter of 2005 compared to a net loss of $1.8 million in the first quarter of 2004, which is a decrease of $26.5 million. Non-cash adjustments had a negative impact of $11.5 million in 2005 compared to a positive impact of $5.3 million in 2004. The negative impact of non-cash adjustments in 2005 compared to 2004 was driven mainly by a change in deferred taxes of $26.5 million in the first quarter of 2005 compared to $6.7 million in the corresponding period of 2004. Changes in operating assets and liabilities generated $34.2 million in additional cash compared to the prior year, primarily due to the change in accounts and notes receivable.

Cash flows used for investing activities

Cash provided by investing activities totaled $2.6 million in the first quarter ended March 31, 2005, compared to $8.6 million used in the first quarter ended March 31, 2004. Net purchases of investments were $2.9 million in 2005, compared to $2.5 million in 2004. Net proceeds from sales completed in the first quarter ended March 31, 2005 of the Specialized Transportation – Europe and Fleet Service businesses were $12.9 million. Cash used to fund acquisitions and associated transaction fees in the first quarter ended March 31, 2004 related to NAIT, Scanvan and RDI was $3.3 million. In the first quarter of 2005, $1.1 million of additional purchase costs were incurred related to the various 2004 acquisitions.

Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $6.6 million and $5.5 million in the three months ended March 31, 2005 and 2004, respectively. Proceeds from the sale of property and equipment declined from $3.4 million in the first quarter of 2004 to $0.5 million in the corresponding period of 2005. Capital expenditures for the year ended December 31, 2005 will be $27.4 million.

Cash flows from financing activities

Net cash provided by financing activities was $15.7 million and $40.6 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $8.9 million and $37.9 million for the three months ended March 31, 2005 and 2004, respectively. Other financing activities were a use of cash of $2.4 million in the first quarter of 2004 primarily due to the payment of costs related to the initial public offering.

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off-balance sheet arrangement to sell up to $55.0 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The transaction on June 30, 2004 resulted in cash proceeds of $28.4 million. On December 23, 2004, in conjunction with the acquisition of ERC, the limit was increased to $200.0 million, of which 51% has been utilized as of March 31, 2005. Proceeds from receivables sold of $172.7 million, which approximates the fair value of the receivables sold, were offset by collections paid of $176.2 million for the three months ended March 31, 2005.

Effective March 31, May 31, July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16, and October 12, 2006, the Relocation Receivables Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and in August 2006 increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Relocation Receivables Sale Agreement does not contain any financial covenants, but does contain requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations. The amendments to the Relocation Receivables Agreement and the Second Amended and Restated Receivables Sale Agreement are included in our Current Reports on Form 8-K filed with the SEC on April 5, 2005, June 2, 2005, July 1, 2005, October 4, 2005, November 17, 2005, December 21, 2005, March 31, 2006, August 17, 2006, October 18, 2006, and December 29, 2006.

The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 to 270 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

Litigation and Governmental Investigations

Securities Class Action

In November 2004, a purported securities class action complaint, Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. The court has appointed Central Laborers’ Pension Fund as the lead plaintiff and Saxena White P.A. as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA’s initial and secondary public offerings.

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections

10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiff seeks unspecified damages.

On January 3, 2006, we and all other defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted. On September 22, 2006, the court granted in part and denied in part that motion. It dismissed in full, without prejudice, the claim under Section 12(a)(2) of the Securities Act, as well as various allegations underlying the other claims, and granted plaintiff 30 days to amend its complaint. On October 23, 2006, plaintiff filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) in order to replead claims that the court dismissed without prejudice. On November 14, 2006, we and all other defendants filed our answer to the Second Amended Complaint. On November 15, 2006, we and certain of the other defendants moved in part to dismiss the Second Amended Complaint.

This case is in the preliminary stages; its outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, we have not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. We continue to cooperate with the investigation.

We believe that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on our overall operations, financial condition, or liquidity, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Governmental Investigations—Department of Justice

We entered into a plea agreement with the Department of Justice (“DOJ”) in February 2006, pursuant to which one of our subsidiaries, Allied Freight Forwarding, Inc. (“Allied Freight”), entered guilty pleas to two counts of violating the Sherman Antitrust Act, 15 U.S.C §1. Pursuant to the plea agreement, Allied Freight was required to pay a fine of approximately $1.0 million to the U.S. government, which was accrued in 2004. This settlement resolves the DOJ’s criminal investigation of certain conduct by Allied Freight and certain former employees occurring between April 2000 and October 2001. That investigation related to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed by the Surface Deployment and Distribution Command (formerly known as the Military Traffic Management Command) of the U.S. Army, utilizing private moving companies.

Governmental Investigations—European Union

Some of our moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose us to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenues of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, we received a statement of objections from the European Commission. In December 2006, we provided our response to the statement of objections.

We are cooperating with the investigations. For the three months ended March 31, 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established a reserve in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

We believe that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on our overall operations, financial condition or liquidity, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized, which could have a material adverse effect on our overall operations, financial condition or liquidity.

Governmental Investigation—Australia

In August 2004, our Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (“ACCC”) stating that the ACCC is aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves within and from the Australian Capital Territory, which were contracted by and on behalf of certain Australian government agencies. The ACCC’s notice identified 12 other companies that were alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia has produced records in response to this notice. In the first quarter of 2006, the ACCC decided not to take any further action in this investigation.

Other

The Owner-Operator Independent Driver Association (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. The OOIDA lawsuits are in their preliminary stages and their outcome cannot be predicted at this time. Consequently, we are not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

In addition, we are involved from time-to-time in other routine legal matters incidental to our business, including lawsuits relating to the conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While we may be liable for damages or suffer reputational harm from litigation, we believe that such legal proceedings will not have a materially adverse effect on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. We finalized our domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, we repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax provision for the three months ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC postponed the effective date. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. We are required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The adoption of SFAS No. 123(R) is expected to result in an additional pre-tax expense of approximately $1.5 million to be recognized in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt SFAS No. 154 in the first quarter of 2006. We do not expect this statement to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are required to adopt SFAS No. 158 in the fourth quarter of 2006. We are currently evaluating the impact that this statement will have on our financial statements. Based on the projected amounts as of December 31, 2005, an additional liability of $10.4 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Employers’ Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN No. 48 in the first quarter of 2007. We are currently evaluating the impact that this interpretation will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 addresses various issues in determining the amount that could be realized under the insurance contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are required to adopt EITF 06-5 in the first quarter of 2007. We are currently evaluating the impact that EITF 06-5 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. We do not expect this bulletin to have a material impact on our financial statements.

Forward-Looking Statements

This report includes statements that constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. You should not place undue reliance on these statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon us and our subsidiaries. There can be no assurance that future developments affecting us and our subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance or results and involve risks, uncertainties and assumptions. Many factors could affect our actual financial results or results of operations and could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation:

•       changes in the market for our services;

•       global political conditions, the outbreak of war or hostilities or the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

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

•       the seasonal nature of our business;

•       our reliance on, and our ability to attract, agents and owner-operators;

•       changes in the regulatory environment, including antitrust, tax, environmental and insurance laws and regulations, that could negatively affect the operation of our business;

•       risks associated with operating in foreign countries;

•       the cost associated with the various regulatory investigations, the audit committee review and the litigation described in this report;

•       the impact of the material weaknesses in internal control over financial reporting identified in this report and the 2004 Annual Report on Form 10-K/A Amendment No. 1, and the cost of remediating those weaknesses;

•       risks associated with our credit agreements, including increased borrowing costs in connection with recent ratings downgrades;

•       our status as a holding company with no significant operations and consequent reliance on our subsidiaries to make funds available to us;

•       our levels of debt and our ability to maintain adequate liquidity to maintain our operations;

•       risks associated with information systems and information systems providers;

•       economic market and political conditions, including the performance of financial markets;

•       volatility in the securities markets; and

•       fluctuations in foreign currency exchange rates.

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Item 1, “Business – Business Risks” in the 2004 Annual Report on Form 10-K/A Amendment No. 1, should be considered when reviewing the forward-looking statements contained in this report.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2005. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2004 Annual Report on Form 10-K/A Amendment No. 1, management concluded that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses which continued to exist as of March 31, 2005:

1)                                      The Company did not maintain an effective control environment.

2)                                      The Company did not maintain effective controls over the financial reporting process due to (a) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (b) a lack of appropriately designed and documented company-wide policies and procedures.

3)                                      The Company did not maintain effective controls over the complete and accurate recording of leases.

4)                                      The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.

5)                                      The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within its Network Services segment.

6)                                      The Company did not maintain effective controls over the complete and accurate recording of revenue within its Global Relocation Services segment.

7)                                      The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within its Global Relocation Services segment.

8)                                      The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.

9)                                      The Company did not maintain effective controls over the valuation of accounts receivable within its Network Services segment.

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

14)                                The Company did not maintain effective controls over spreadsheets.

15)                                The Company did not maintain effective controls over income taxes.

In connection with management’s evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the following additional material weaknesses have been identified:

1)                                      The Company did not maintain effective controls over the complete and accurate recording of revenue within their Moving Services segment. Specifically, the Company’s controls to (i) obtain all required documentation as a basis for recording revenue, (ii) record revenue in the proper period and (iii) ensure pricing calculations and billing rates are in accordance with Company policies were ineffective to ensure that revenue was accounted for in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: service revenue, purchased transportation expense, accounts and notes receivable and accrued purchased transportation expense. These control deficiencies resulted in audit adjustments to the 2005 consolidated financial statements.

2)                                      The Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment. Specifically, controls to evaluate the collectability of accounts receivable and the accuracy of the related allowance for doubtful accounts were ineffective to ensure that receivables were recorded at net realizable value in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable and general and administrative expense. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.

Additionally, these control deficiencies could result in a material misstatement of substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

Plan for Remediation of Material Weaknesses

The Company has begun to implement changes to its internal control over financial reporting, and the Company intends to implement other changes in 2007. The changes are designed to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting. Management has reviewed such internal control deficiencies with the Audit Committee of the Board of Directors and has advised the Audit Committee that the deficiencies are material weaknesses in the Company’s internal control over financial reporting.

The Audit Committee has adopted certain remedial measures that are designed to improve the Company’s control environment and to address these material weaknesses (“Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

a)                                      Taking significant actions to improve the control environment, starting with a clear statement of philosophy and expectations set by current senior management;

b)                                     Enhancing the corporate level compliance framework, an expansion of compliance programs in all major business and functional areas;

c)                                      Enhancing the formal Financial Disclosure Committee, which assists the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities for oversight of the accuracy and timeliness of disclosures;

d)                                     Recruiting additional personnel trained in accounting and financial reporting under U.S. GAAP to enhance supervision with regard to, among other things, account reconciliations and documentation supporting entries into the Company’s financial systems;

e)                                      Implementing a formal training program for finance personnel;

f)                                        Developing a specialized group responsible for monitoring adherence to accounting policies;

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

At the direction of, and in consultation with the Audit Committee, management has implemented certain of the above Remedial Measures and intends to implement the remaining Remedial Measures during the remainder of 2007.

Notwithstanding the existence of the material weaknesses as described above, the Company believes that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, its financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, the Company has identified new material weaknesses as discussed above, which are changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are involved from time-to-time in other routine legal matters incidental to our business, including lawsuits relating to the conduct of our agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While we may be liable for damages or suffer reputational harm from litigation, we believe that such legal proceedings will not have a materially adverse effect on our financial position or results of operations.

We also incorporate by reference the information set forth in Note 13, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 1A.           RISK FACTORS

See section “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Method of Filing
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.

3.3	Certificate of Designations of 8.00% Convertible Perpetual Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.1 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

3.4	Certificate of Designations of Series A Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.1	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford.	Previously filed as Exhibit 10.65 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.2	Separation Agreement, dated January 21, 2005, by and between SIRVA, Inc. and Joan E. Ryan.	Previously filed as Exhibit 10.58(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.3	Amendment and Settlement Letter, dated January 31, 2005, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.	Previously filed as Exhibit 10.76(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.4

Second Amendment, dated as of March 28, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, the foreign subsidiary borrowers from time-to-time parties thereto, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 1, 2005 and incorporated herein by reference.

10.5

Waiver and First Amendment to Amended and Restated Receivables Sale Agreement, dated as of March 31, 2005, among SIRVA Relocation Credit, LLC, SIRVA Relocation LLC, Executive Relocation Corporation, General Electric Capital Corporation and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 5, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sirva, Inc.

January 30, 2007	By:	/s/ Brian P. Kelley
Brian P. Kelley
President and Chief Executive Officer

January 30, 2007	By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Senior Vice President and Chief Financial Officer