Form 10-Q
period 2005-06-30
SIRVA INC
filed 2007-01-30
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

SIRVA, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	57

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	60
ITEM 1A.	Risk Factors	60
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	61

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Revenues:
Service revenue	$610.0	$554.5	$1,083.9	$959.4
Home sale revenue	444.3	343.2	733.9	540.3
Total revenues	1,054.3	897.7	1,817.8	1,499.7

Direct expenses:
Purchased transportation expense	327.4	293.5	566.6	501.1
Cost of homes sold	444.3	344.1	737.7	541.7
Other direct expense	167.4	142.6	316.9	261.0
Total direct expenses	939.1	780.2	1,621.2	1,303.8
Gross margin	115.2	117.5	196.6	195.9

Operating expenses:
General and administrative expense	117.7	86.5	242.0	160.5
Intangibles amortization	3.4	2.2	6.8	4.2
Impairments	4.3	—	4.3	—
Restructuring expense	6.0	—	6.3	—
Operating income (loss) from continuing operations	(16.2)	28.8	(62.8)	31.2

Interest expense, net	9.2	6.3	17.4	12.5
Other expense (income), net	—	(0.1)	0.3	—
Income (loss) from continuing operations before income taxes	(25.4)	22.6	(80.5)	18.7
Income tax expense (benefit)	(6.0)	7.6	(27.6)	4.1
Income (loss) from continuing operations	(19.4)	15.0	(52.9)	14.6
Income (loss) from discontinued operations, net of income tax (benefit) expense of $(0.4), $0.6, $(1.7) and $(0.2), respectively	(0.7)	0.8	4.5	(0.6)
Net income (loss)	$(20.1)	$15.8	$(48.4)	$14.0

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.21	$(0.72)	$0.21
Income (loss) from discontinued operations	(0.01)	0.01	0.06	(0.01)
Net income (loss)	(0.27)	0.22	(0.66)	0.20

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.20	$(0.72)	$0.20
Income (loss) from discontinued operations	(0.01)	0.01	0.06	(0.01)
Net income (loss)	(0.27)	0.21	(0.66)	0.19

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	Restated December 31,
(In millions, except share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$64.6	$72.1
Short-term investments	185.0	161.6
Accounts and notes receivable, net of allowance for doubtful accounts of $23.9 and $24.8, respectively	486.9	451.3
Mortgages held for resale	125.4	79.0
Relocation properties held for resale, net	67.6	89.9
Deferred income taxes	35.8	35.5
Assets held for sale	0.4	13.1
Other current assets	35.0	41.8
Total current assets	1,000.7	944.3
Property and equipment, net	137.5	163.6
Goodwill	378.5	391.4
Intangible assets, net	252.7	264.3
Assets held for sale	11.9	16.6
Deferred income taxes	35.6	1.4
Other long-term assets	41.0	37.5
Total long-term assets	857.2	874.8
Total assets	$1,857.9	$1,819.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$173.4	$129.9
Accounts payable	186.6	190.9
Accrued purchased transportation expense	105.8	76.7
Insurance loss and cargo claims reserves	91.0	82.3
Unearned premiums and other deferred credits	97.7	79.4
Accrued income taxes	32.1	38.1
Liabilities associated with assets held for sale	—	11.3
Other current liabilities	164.2	117.4
Total current liabilities	850.8	726.0
Long-term debt	511.2	532.4
Capital lease obligations	14.9	19.1
Insurance loss and cargo claims reserves	55.0	44.1
Liabilities associated with assets held for sale	2.6	5.2
Other long-term liabilities	87.7	90.3
Total long-term liabilities	671.4	691.1
Total liabilities	1,522.2	1,417.1
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,435,865 issued and 73,841,886 outstanding at June 30, 2005 and 76,264,696 issued and 73,670,717 outstanding at December 31, 2004	0.8	0.8
Additional paid-in-capital	486.0	485.1
Accumulated other comprehensive (loss) income	(4.3)	14.5
Accumulated deficit	(136.7)	(88.3)
	345.8	412.1
Less cost of treasury stock, 2,593,979 shares at June 30, 2005 and December 31, 2004	(10.1)	(10.1)
Total stockholders’ equity	335.7	402.0
Total liabilities and stockholders’ equity	$1,857.9	$1,819.1

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
		Restated
(In millions)	2005	2004
Cash flows from operating activities:
Net (loss) income	$(48.4)	$14.0
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	25.8	27.8
Write-off of deferred debt issuance costs	—	0.2
Loss on bond extinguishment	—	0.4
Provision for losses on accounts and notes receivable	5.9	2.5
Write-down of relocation properties	3.0	(1.0)
Stock compensation expense	0.1	1.4
Deferred income taxes	(33.8)	(3.4)
Impairment of goodwill and other assets	6.9	—
Gain on sale of assets, net	(7.6)	(5.1)
Change in operating assets and liabilities:
Accounts and notes receivable	(52.5)	(77.2)
Originations of mortgages held for resale	(564.8)	(464.8)
Sales of mortgages held for resale	518.5	431.8
Accounts payable	(4.5)	37.5
Other current assets and liabilities	98.8	47.8
Other long-term assets and liabilities	14.0	(8.5)
Net cash (used for) provided by operating activities	(38.6)	3.4
Cash flows from investing activities:
Purchases of investments	(42.5)	(53.0)
Proceeds from sale or maturity of investments	36.5	43.2
Capital expenditures	(12.5)	(13.2)
Proceeds from sale of property and equipment	0.3	7.9
Acquisitions, net of cash acquired	(1.1)	(8.6)
Dispositions, net of cash sold	13.8	—
Other investing activities	(0.4)	(1.1)
Net cash used for investing activities	(5.9)	(24.8)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	801.2	320.0
Repayments on short-term and long-term debt	(817.5)	(301.3)
Borrowings on mortgage and relocation facilities	581.3	490.8
Repayments on mortgage and relocation facilities	(539.6)	(466.2)
Repayments on capital lease obligations	(2.3)	(2.2)
Proceeds from issuance of common stock	0.8	0.1
Proceeds from exercises of warrants	—	35.0
Change in book overdrafts	13.7	(25.9)
Debt issuance costs	(1.1)	(0.5)
Other financing activities	—	(2.4)
Net cash provided by financing activities	36.5	47.4
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.2)
Net (decrease) increase in cash and cash equivalents	(9.0)	25.8
Decrease in cash included in assets held for sale	1.5	—
Cash and cash equivalents at beginning of period	72.1	60.2
Cash and cash equivalents at end of period	$64.6	$86.0

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in SIRVA, Inc.’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004. The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial information furnished herein reflects all normal recurring adjustments and adjustments to restate 2004 which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

In the 2004 Annual Report on Form 10-K/A Amendment No. 1, the Company restated its prior period financial statements, including financial data for the three and six months ended June 30, 2004. The Condensed Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flows as of June 30, 2004 and for the three and six months ended June 30, 2004 in this report have been restated. For information on the restatement and the impact of the restatement on the Company’s financial statements for the three and six months ended June 30, 2004, see Note 2 “Restatement.”

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

The Black-Scholes option-pricing model was used for estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Had compensation costs for the plans been determined based on the fair value at the grant date using the Black-Scholes option-pricing model and amortized over the respective vesting period, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Net income (loss) as reported	$(20.1)	$15.8	$(48.4)	$14.0
Stock compensation expense (income) included in net income (loss)	0.2	0.2	0.1	0.8
Pro forma stock compensation expense under fair value method, net	(0.9)	(1.3)	(1.8)	(2.9)
Pro forma net income (loss)	$(20.8)	$14.7	$(50.1)	$11.9
Basic net income (loss) per share:
As reported	$(0.27)	$0.22	$(0.66)	$0.20
Pro forma	(0.28)	0.21	(0.68)	0.17
Diluted net income (loss) per share:
As reported	$(0.27)	$0.21	$(0.66)	$0.19
Pro forma	(0.28)	0.20	(0.68)	0.16

Recently issued accounting pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, the Company repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. There were no repatriations in the second quarter of 2005. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax benefit for the six months ended June 30, 2005.

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

NOTE 2.  RESTATEMENT

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 have been restated. The following tables summarize the impact of the accounting errors on selected major income statement line items:

	Three Months Ended June 30, 2004
(In millions)	Revenues	Purchased transpor- tation expense	Total direct expenses	General and admini- strative expense	Income from continuing operations before income taxes	Income from continuing operations	Net income
As originally reported	$668.7	$349.0	$531.4	$102.4	$26.3	$17.6	$17.6
Adjustment to reflect reclassification to discontinued operations	(113.3)	(55.5)	(91.3)	(20.5)	(0.8)	(0.5)	—
Overstated commission income (1)	(0.2)	—	—	—	(0.2)	(0.2)	(0.2)
Facility lease accounting (2)	—	—	0.1	0.1	(0.2)	(0.2)	(0.2)
Overstated premium revenue (3)	0.1	—	—	(0.2)	0.3	0.3	0.3
Understated customer incentives or agent commission liabilities (4)	—	0.1	0.1	—	(0.1)	(0.1)	(0.1)
Intercompany accounts (5)	0.2	0.3	0.3	0.2	(0.3)	(0.3)	0.2
Global Relocation Services revenue (6)	(2.7)	—	(2.7)	—	—	—	—
Income tax (7)	—	—	—	—	—	0.7	0.5
Presentation of accessorial revenue and PTE (8)	1.0	1.0	1.0	—	—	—	—
Presentation of home sales on a gross basis (9)	343.3	—	343.3	—	—	—	—
Reconciliation and analysis (10)	(2.1)	(1.7)	(1.5)	1.3	(1.9)	(1.9)	(1.8)
Contract accounting (11)	0.2	—	(0.7)	0.1	0.8	0.8	0.9
Agent revenue distribution (12)	—	0.1	0.1	—	(0.1)	(0.1)	(0.1)
Bad debt reserve analysis (13)	—	—	—	0.1	(0.1)	(0.1)	(0.1)
Journal entries (14)	—	—	(1.0)	0.5	0.5	0.5	0.5
Purchase accounting (15)	—	—	—	—	(0.2)	(0.2)	(0.2)
Severance and stock-based compensation (16)	—	—	—	(0.1)	0.1	0.1	0.1
Presentation of interest and investment income and expense (17)	2.6	—	0.9	1.7	—	—	—
Other (18)	(0.1)	0.2	0.2	0.9	(1.5)	(1.4)	(1.6)
Total restatement impact	229.0	(55.5)	248.8	(15.9)	(3.7)	(2.6)	(1.8)
Restated	$897.7	$293.5	$780.2	$86.5	$22.6	$15.0	$15.8

	Six Months Ended June 30, 2004
(In millions)	Revenues	Purchased transpor- tation expense	Total direct expenses	General and admini- strative expense	Income from continuing operations before income taxes	Income from continuing operations	Net income
As originally reported	$1,197.7	$612.4	$949.7	$194.8	$35.9	$24.0	$24.0
Adjustment to reflect reclassification to discontinued operations	(225.4)	(111.1)	(182.9)	(42.7)	1.4	0.9	—
Overstated commission income (1)	(0.3)	—	—	—	(0.3)	(0.3)	(0.3)
Facility lease accounting (2)	—	—	0.2	0.3	(0.5)	(0.5)	(0.6)
Overstated premium revenue (3)	(0.5)	—	(0.3)	—	(0.2)	(0.2)	(0.2)
Understated customer incentives or agent commission liabilities (4)	—	0.3	0.3	—	(0.3)	(0.3)	(0.3)
Intercompany accounts (5)	(0.3)	0.4	0.1	0.4	(0.8)	(0.8)	(0.2)
Global Relocation Services revenue (6)	(13.5)	—	(7.6)	—	(5.9)	(5.9)	(5.9)
Income tax (7)	—	—	—	—	—	8.2	8.0
Presentation of accessorial revenue and PTE (8)	—	—	—	—	—	—	—
Presentation of home sales on a gross basis (9)	540.3	—	540.3	—	—	—	—
Reconciliation and analysis (10)	(2.7)	(1.1)	(0.4)	1.5	(3.8)	(3.8)	(3.8)
Contract accounting (11)	0.2	—	4.0	0.1	(3.6)	(3.6)	(3.6)
Agent revenue distribution (12)	—	0.2	0.2	—	(0.2)	(0.2)	(0.2)
Bad debt reserve analysis (13)	—	—	—	0.3	(0.3)	(0.3)	(0.3)
Journal entries (14)	(0.8)	—	(1.4)	0.6	0.1	0.1	0.1
Purchase accounting (15)	(0.3)	—	(0.2)	(0.1)	(0.3)	(0.3)	(0.3)
Severance and stock-based compensation (16)	—	—	—	0.5	(0.5)	(0.5)	(0.5)
Presentation of interest and investment income and expense (17)	5.3	—	1.7	3.6	—	—	—
Other (18)	—	—	0.1	1.2	(2.0)	(1.9)	(1.9)
Total restatement impact	302.0	(111.3)	354.1	(34.3)	(17.2)	(9.4)	(10.0)
Restated	$1,499.7	$501.1	$1,303.8	$160.5	$18.7	$14.6	$14.0

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

(9)  Presentation of home sales on a gross basis.  For homes purchased through its fixed-fee product, the Company historically recorded revenues and cost on home sales at a net amount recorded in cost of sales. The Company now reports revenue from the sales of homes and related costs gross on the Condensed Consolidated Statement of Operations. The amounts relate to Global Relocation Services home sale revenues and relate cost of homes sold for those homes, which the Company takes into inventory and assumes ownership risk.

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

(11)  Contract accounting.  The Company determined that contracts within its Network Services segment were not appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and accordingly did not appropriately account for these items. Such adjustments impacted income recognition and required the establishment of liabilities due to customers, state regulatory agencies or reinsurers. The Company recorded adjustments to accounts receivable, prepaid assets, goodwill, insurance loss and cargo claim reserves, accrued liabilities, revenues, commission income, other direct expense and general and administrative expense to correct for these errors for insurance and reinsurance related transactions.

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

(16)  Severance and stock-based compensation.   Adjustments were made to general and administrative expense and accrued liabilities resulting from ineffective controls over future payments and stock-based compensation due to severed employees.

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

The following table summarizes the impact of the accounting errors described above on income from continuing operations before income taxes by segment, as well as the impact on net income and diluted net income per share for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(In millions, except per share amounts)	Amount	% of Total	Amount	% of Total
Global Relocation Services	$1.0	(34.5)%	$(5.9)	31.7%
Network Services	(1.8)	62.1%	(8.2)	44.0%
Moving Services North America	(0.8)	27.6%	(2.0)	10.8%
Moving Services Europe and Asia Pacific	(1.3)	44.8%	(2.0)	10.8%
Corporate	—	—	(0.5)	2.7%
Loss from continuing operations before income taxes	$(2.9)	100.0%	$(18.6)	100.0%
Net loss	$(1.8)		$(10.0)
Diluted net loss per share	$(0.02)		$(0.13)

Balance Sheet Reclassifications and Adjustments

In addition to the impact of the aforementioned adjustments, the Company recorded additional adjustments that did not affect net loss, but corrected the presentation of previously reported balances in the Condensed Consolidated Balance Sheet as of June 30, 2004. A brief description of the presentation corrections greater than $1.0 million is included below.

(1)  Short-term investments and other long-term assets.  The Company corrected the classification of marketable security investments from long-term assets to short-term investments on the Condensed Consolidated Balance Sheet as the Company’s policy is to classify these securities as current or noncurrent based on their maturities and/or the security’s availability for current operations. The impact of the restatement was $106.6 million.

(2)  Home equity advances.  The Company reclassified home equity advances from relocation properties held for resale to accounts and notes receivable on the Condensed Consolidated Balance Sheet to correct for a categorization error in the consolidation ledger. The impact of the restatement was $33.7 million.

In addition, the Company had previously aggregated amounts related to home equity advances that were due to customers with amounts due from customers based on individual customer account balances. The Company has corrected the Condensed Consolidated Balance Sheet to record these receivables separate from the payables. The impact of the restatement was $6.5 million.

(3)  Indemnification and accrued tax interest receivable.  The Company has determined that an indemnification receivable and an equivalent tax liability (both with interest) of approximately $23.2 million should have been recorded at the time Pickfords Ltd. was acquired in 1999. The Company has restated its Condensed Consolidated Balance Sheet to reflect these adjustments of $31.4 million.

(4)  Insurance loss reserves.  The Company reclassified insurance loss reserve amounts from short-term liabilities to long-term liabilities on the Condensed Consolidated Balance Sheet to reflect the expected period of payment. The impact of the restatement was $29.6 million.

(5)  Negative cash balances and restricted cash.  The Company had previously classified certain book overdrafts as other current liabilities. The Company recorded an adjustment to decrease cash and other current liabilities where the right of offset exists with a financial institution. The impact of the restatement was $28.8 million. In addition, the Company had previously classified restricted cash as unrestricted cash. The Company recorded an adjustment to decrease cash and increase other current assets. The impact of the restatement was $1.3 million.

(6)  Home property loan interest.  The Company has determined that the journal entry to record home property loan interest was recorded twice in error. The Company has corrected the Condensed Consolidated Balance Sheet to remove the duplicate home property loan interest from both accounts and notes receivable and short-term debt. The impact of the restatement was $2.6 million.

(7)  Cargo claims reserves.  The Company reclassified cargo claims reserve amounts from short-term liabilities to long-term liabilities on the Condensed Consolidated Balance Sheet to reflect the expected period of payment. The impact of the restatement was $1.1 million.

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

(In millions)
Increase in goodwill, net	$12.0
Increase in intangible assets, net	5.2
Decrease in deferred income tax liabilities	3.3
Increase in accumulated other comprehensive income	17.8
Decrease in accumulated deficit	2.7

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

(12)  Insurance agent commissions.  The Company had previously aggregated amounts due to its insurance agents with amounts due from its insurance agents. The Company has corrected the Condensed Consolidated Balance Sheet to record the commissions payable and commissions receivable separately. The impact of the restatement was $4.5 million.

(13)  BIPD fund presentation.  The Company had previously recorded amounts related to the BIPD Fund on a gross basis as accounts receivable, prepaid assets or deposits and claims payable. As these are assets and liabilities of the BIPD Fund rather than those of the Company, they should be recorded net with the net liability representing the amount the Company has payable to the BIPD Fund for amounts collected in excess of claims paid. The Company has corrected the Condensed Consolidated Balance Sheet to record all amounts related to the BIPD Fund as a net liability. The impact of the restatement was to decrease other current assets by $2.8 million, decrease other long-term assets by $0.9 million, and decrease insurance loss and cargo claims reserves by $3.7 million.

Correction of Diluted Share Counts

In addition to the impact of the aforementioned adjustments to the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet, the Company has corrected the calculation of diluted shares. In the past, when calculating the assumed proceeds under the treasury stock method, the Company mistakenly did not consider the amount of excess tax benefits that would be credited to additional paid-in capital when assuming the exercise of the options. The correction resulted in average diluted shares decreasing by 1,680,859 and 1,698,924 for the quarter and year-to-date periods ended June 30, 2004, respectively.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued unaudited condensed consolidated financial statements, together with the changes in presentation noted above, at June 30, 2004 have been summarized below.

Balance Sheet

	June 30, 2004
(In millions, except share amounts)	Originally Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$116.1	$86.0
Short-term investments	6.4	113.0
Accounts and notes receivable, net of allowance for doubtful accounts of $21.8 and $23.3, respectively	404.1	424.6
Relocation properties related receivables	96.2	70.6
Mortgages held for resale	91.0	91.0
Relocation properties held for resale, net	62.5	50.0
Deferred income taxes	37.1	36.6
Other current assets	35.5	34.6
Total current assets	848.9	906.4

Investments	102.2	4.7
Property and equipment, net	171.5	172.4
Goodwill	354.4	373.7
Intangible assets, net	230.7	235.7
Other long-term assets	32.8	37.7
Total long-term assets	891.6	824.2

Total assets	$1,740.5	$1,730.6
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2.6	$2.4
Current portion of capital lease obligations	4.2	4.7
Short-term debt	123.3	120.7
Accounts payable	102.3	87.3
Relocation properties related payables	127.1	95.4
Accrued purchased transportation expense	93.1	94.7
Insurance loss and cargo claims reserves	78.2	63.7
Unearned premiums and other deferred credits	79.6	92.2
Accrued income taxes	12.8	43.2
Other current liabilities	97.2	78.7
Total current liabilities	720.4	683.0

Long-term debt	443.7	442.9
Capital lease obligations	16.7	18.0
Insurance loss and cargo claims reserves	—	31.4
Deferred income taxes	40.3	19.1
Other long-term liabilities	63.7	73.4
Total long-term liabilities	564.4	584.8
Total liabilities	1,284.8	1,267.8

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 75,861,169 issued and 73,267,190 outstanding at June 30, 2004	0.8	0.8
Additional paid-in-capital	482.4	482.6
Unearned compensation	(2.3)	(2.3)
Accumulated other comprehensive loss	(18.4)	(2.9)
Retained earnings (accumulated deficit)	3.3	(5.3)
	465.8	472.9
Less cost of treasury stock, 2,593,979 shares at June 30, 2004	(10.1)	(10.1)
Total stockholders’ equity	455.7	462.8

Total liabilities and stockholders’ equity	$1,740.5	$1,730.6

Statement of Operations

	Three Months Ended June 30, 2004
(In millions, except per share amounts)	Originally Reported	Restated (a)	Restated (b)
Revenues:
Service revenue	$668.7	$667.7	$554.5
Home sale revenue	—	343.2	343.2
Total revenues	668.7	1,010.9	897.7

Direct expenses:
Purchased transportation expense	349.0	348.9	293.5
Cost of homes sold	—	344.1	344.1
Other direct expense	182.4	177.8	142.6
Total direct expenses	531.4	870.8	780.2
Gross margin	137.3	140.1	117.5

Operating expenses:
General and administrative expense	102.4	107.2	86.5
Intangibles amortization	1.9	2.1	2.2
Operating income from continuing operations	33.0	30.8	28.8

Interest expense, net	6.8	6.8	6.3
Other income, net	(0.1)	(0.1)	(0.1)
Income from continuing operations before income taxes	26.3	24.1	22.6
Income tax expense	8.7	8.3	7.6
Income from continuing operations	17.6	15.8	15.0
Income from discontinued operations, net of income tax expense of $0.6	—	—	0.8
Net income	$17.6	$15.8	$15.8

Basic income per share:
Income from continuing operations	$0.25	$0.22	$0.21
Income from discontinued operations	—	—	0.01
Net income	0.25	0.22	0.22

Diluted income per share:
Income from continuing operations	$0.23	$0.21	$0.20
Income from discontinued operations	—	—	0.01
Net income	0.23	0.21	0.21

Statement of Operations

	Six Months Ended June 30, 2004
(In millions, except per share amounts)	Originally Reported	Restated (a)	Restated (b)
Revenues:
Service revenue	$1,197.7	$1,184.8	$959.4
Home sale revenue	—	540.3	540.3
Total revenues	1,197.7	1,725.1	1,499.7

Direct expenses:
Purchased transportation expense	612.4	612.2	501.1
Cost of homes sold	—	541.7	541.7
Other direct expense	337.3	332.1	261.0
Total direct expenses	949.7	1,486.0	1,303.8
Gross margin	248.0	239.1	195.9

Operating expenses:
General and administrative expense	194.8	203.4	160.5
Intangibles amortization	3.8	4.2	4.2
Operating income from continuing operations	49.4	31.5	31.2

Interest expense, net	13.5	13.5	12.5
Other income, net	—	—	—
Income from continuing operations before income taxes	35.9	18.0	18.7
Income tax expense	11.9	4.0	4.1
Income from continuing operations	24.0	14.0	14.6
Loss from discontinued operations, net of income tax benefit of $0.2	—	—	(0.6)
Net income	$24.0	$14.0	$14.0

Basic income (loss) per share:
Income from continuing operations	$0.34	$0.20	$0.21
Loss from discontinued operations	—	—	(0.01)
Net income	0.34	0.20	0.20

Diluted income (loss) per share:
Income from continuing operations	$0.32	$0.19	$0.20
Loss from discontinued operations	—	—	(0.01)
Net income	0.32	0.19	0.19

(a)	Amounts reported in the originally reported first quarter 2004 Form 10-Q adjusted for corrections noted in the 2004 Annual Report on Form 10-K/A Amendment No. 1.

(b)

Restated financial information presented on a comparable basis with 2005 accounting for the reclassification to discontinued operations those operations which were discontinued since the second quarter of 2004.

Statement of Cash Flows

	Six Months Ended June 30, 2004
(In millions)	Originally Reported	Restated
Cash flows from operating activities:
Net income	$24.0	$14.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.6	27.8
Write-off of deferred debt issuance costs	—	0.2
Loss on bond extinguishment	—	0.4
Provision for losses on accounts and notes receivable	1.8	2.5
Write-down of relocation properties	—	(1.0)
Stock compensation expense	—	1.4
Deferred income taxes	4.3	(3.4)
Gain on sale of assets, net	(5.0)	(5.1)
Change in operating assets and liabilities:
Accounts and notes receivable	(69.2)	(77.2)
Originations of mortgages held for resale	(33.0)	(464.8)
Sales of mortgages held for resale	—	431.8
Relocation properties related assets and liabilities	(2.2)	—
Accounts payable	17.2	37.5
Other current assets and liabilities	37.7	47.8
Other long-term assets and liabilities	1.1	(8.5)
Net cash provided by operating activities	3.3	3.4

Cash flows from investing activities:
Purchases of investments	(53.0)	(53.0)
Proceeds from sale or maturity of investments	43.2	43.2
Capital expenditures	(13.5)	(13.2)
Proceeds from sale of property and equipment	7.9	7.9
Acquisitions, net of cash acquired	(8.6)	(8.6)
Other investing activities	(1.1)	(1.1)
Net cash used for investing activities	(25.1)	(24.8)

Cash flows from financing activities:
Borrowings on short-term and long-term debt	317.3	320.0
Repayments on short-term and long-term debt	(298.6)	(301.3)
Borrowings on mortgage and relocation facilities	490.8	490.8
Repayments on mortgage and relocation facilities	(464.9)	(466.2)
Repayments on capital lease obligations	(2.2)	(2.2)
Proceeds from issuance of common stock	—	0.1
Proceeds from exercise of warrants	35.0	35.0
Change in book overdrafts	—	(25.9)
Debt issuance costs	—	(0.5)
Other financing activities	(2.4)	(2.4)
Net cash provided by financing activities	75.0	47.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)
Net increase in cash and cash equivalents	53.0	25.8
Cash and cash equivalents at beginning of period	63.1	60.2
Cash and cash equivalents at end of period	$116.1	$86.0

NOTE 3.  INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Income (loss) from continuing operations	$(19.4)	$15.0	$(52.9)	$14.6

Basic weighted average common shares outstanding	73.8	71.0	73.8	70.7
Assumed conversion of stock options and awards	—	3.0	—	3.0
Diluted weighted average common shares outstanding	73.8	74.0	73.8	73.7

Basic income (loss) from continuing operations per share	$(0.26)	$0.21	$(0.72)	$0.21
Diluted income (loss) from continuing operations per share	$(0.26)	$0.20	$(0.72)	$0.20

Options to purchase 1.6 million shares and 0.1 million shares of common stock were outstanding during the three and six month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 1.0 million shares and 1.3 million shares for the three-month and six-month periods ended June 30, 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”). The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.9%, as of June 30, 2005.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	Restated 2004	2005	Restated 2004
Net (loss) income	$(20.1)	$15.8	$(48.4)	$14.0
Foreign currency translation adjustment, net of tax benefit of $0.9, $0.2, $2.1 and $0.4, respectively	(11.7)	(5.8)	(19.3)	(1.1)
Unrealized hedging (loss) gain, net of tax (benefit) expense of $(0.2), $1.4, $0.2 and $0.9, respectively	(0.3)	2.2	0.3	1.5
Minimum pension liability adjustment, net of tax expense of $0.1, $0.0, $0.2 and $0.0, respectively	0.2	—	0.4	—
Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $0.7, $(0.1), $(0.1) and $(0.2), respectively	1.1	(0.1)	(0.2)	(0.2)
Comprehensive (loss) income	$(30.8)	$12.1	$(67.2)	$14.2

The components of accumulated other comprehensive income (loss) were:

(In millions)	June 30, 2005	December 31, 2004
Foreign currency translation adjustment	$36.3	$55.6
Unrealized gain on securities available for sale	0.1	0.3
Unrealized hedging loss	—	(0.3)
Minimum pension liability adjustment	(40.7)	(41.1)
Accumulated other comprehensive (loss) income	$(4.3)	$14.5

NOTE 5.  INCOME TAXES

Reconciliation of Statutory Rate to Effective Rate

For the six months ended June 30, 2005, the Company recorded an income tax benefit of $27.6 million based on a pre-tax loss from continuing operations of $80.5 million, resulting in an effective tax rate of 34.3%. The difference between the effective tax rate and statutory tax rate for the six months ended June 30, 2005 is due primarily to pre-tax losses in foreign jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance, partially offset by a net tax benefit related to foreign earnings repatriated as discussed below, and adjustments related to prior year tax return filings.

For the six months ended June 30, 2004, the Company recorded a provision for income tax of $4.1 million based on pre-tax income from continuing operations of $18.7 million, an effective tax rate of 22.0%. The effective tax rate for the six months ended June 30, 2004 is lower than the statutory tax rate due primarily to a $1.4 million tax benefit from the settlement of an Internal Revenue Service audit.

Foreign Earnings Repatriation

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorized up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, the Company repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. There were no repatriations in the second quarter of 2005. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax benefit for the six months ended June 30, 2005.

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

The acquisition was accounted for as a purchase, and the results of operations of ERC are included in the condensed consolidated financial statements, within the Global Relocation Services segment, since the date of acquisition. Included in the results of the Company for the three and six months ended June 30, 2005 are $8.8 million and $17.3 million of service revenue and $(0.2) million and $1.0 million of operating income (loss) from continuing operations, respectively.

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

NOTE 7.  DISCONTINUED OPERATIONS

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its High Value Products Division (“HVP”) businesses, as well as certain other logistics businesses, which included Specialized Transportation in Europe and its Transportation Solutions (“TS”) segment in North America. In connection with the 2004 disposal plan, the Company:

•                                          Completed the sale of its HVP business, including the Canadian operations, to Specialized Transportation Agent Group, Inc., an entity owned by a group of North American Van Lines, Inc. (“NAVL”) agents, in the fourth quarter of 2004, for a cash purchase price of five dollars and the buyer’s assumption of certain obligations under various agency and customer contracts. The Company retained pre-closing working capital of $18.1 million, and the disposition resulted in pre-tax charges of $40.9 million, which was recorded in the second half 2004;

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

The Company will incur $5.6 million in charges related to logistics warehouses under lease, of which $1.1 million were recorded in the second quarter and $4.5 million will be recorded in the third quarter of 2005. These costs relate to facilities the Company vacated during 2005. The charges primarily include costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company will also incur compensation and agent costs of $0.9 million and $1.4 million, respectively, which will be recorded primarily in the third quarter of 2005.

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

•                                          The Blanketwrap business assets were sold on May 13, 2005 to Gainey Transportation Services, Inc. for net proceeds of $0.9 million and a non-interest bearing note receivable with a face value of $1.7 million. The assets included tractors, trailers and other equipment with a net book value of $1.0 million and goodwill of  $0.4 million. The sale resulted in a pre-tax gain of $0.9 million during the second quarter of 2005.

•                                          The Flatbed business assets will be sold on August 12, 2005 to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets will include tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale will result in a pre-tax gain of $1.7 million during the third quarter of 2005.

Revenues from discontinued operations were $30.6 million and $113.3 million and pre-tax operating income (loss) were $(2.1) million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively, and revenues were $74.7 million and $225.4 million and pre-tax operating losses were $5.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. Gain on disposal, net of tax was $0.5 million and $8.0 million for the three and six months ended June 30, 2005, respectively.  There was no gain or loss on disposal in the three and six month periods ended June 30, 2004.  Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing future interest expense to the ongoing operations.

Reserves Associated with Discontinued Operations

The following table provides details of the discontinued operations reserve as of June 30, 2005:

(In millions)	Facility Leases	Trailer Leases	Asset Impairments	Contract Termination Costs	Severance/ Employee Benefits	Total
Balance, December 31, 2004 (restated)	$10.8	$4.1	$—	$2.2	$2.1	$19.2
Provision charged to income	0.4	—	2.1	—	0.2	2.7
Payments	(0.7)	(0.8)	—	(0.8)	(0.5)	(2.8)
Write-off of impaired assets	—	—	(2.1)	—	—	(2.1)
Other adjustments*	(0.8)	(0.2)	—	—	(0.6)	(1.6)
Balance, March 31, 2005	9.7	3.1	—	1.4	1.2	15.4
Provision charged to income	1.1	—	0.1	—	—	1.2
Payments	(0.8)	(0.8)	—	(0.4)	(0.6)	(2.6)
Write-off of impaired assets	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2005	$10.0	$2.3	$—	$1.0	$0.6	$13.9

Balance sheet classification:
Other current liabilities	$2.9	$2.1	$—	$1.0	$0.6	$6.6
Other long-term liabilities	$7.1	$0.2	$—	$—	$—	$7.3

*  Other adjustments were due primarily to changes in estimates.

Remaining payments related to trailer and facility leases will be made through March 2008 and November 2014, respectively, while payments related to the other charges above are expected to be completed in 2005. The Company expects that all of the disposal costs, with the exception of asset impairments, listed above will result in future cash expenditures and estimates additional information technology related support costs to be incurred in 2005 and 2006 of $0.7 million and $0.5 million, respectively.

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

In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company has guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development will be recorded in the fourth quarter of 2005. Annual independent actuarial evaluations will be utilized to determine the amount due for each installment. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company will retain the benefit associated with net deferred tax assets for the U.S. Insurance Business.

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

NOTE 8.  RESTRUCTURING EXPENSE

United Kingdom and Europe – 2005.  In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. During the first quarter of 2005, the Company recognized a $0.3 million charge, which was the first stage of this restructuring. In the second quarter of 2005, the Company recorded charges of $6.0 million. The Company accrued $5.2 million in severance benefits for 176 individuals who were identified as part of the workforce reduction. In addition, the Company recorded a $0.8 million charge for nine facilities exited as part of the restructuring. In the fourth quarter of 2005, the Company will record charges of $3.6 million primarily related to severance benefits. The total cost of the program will be $9.9 million.

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

Accrual Balance.  The restructuring accrual balance was $6.2 million and $2.6 million at June 30, 2005 and December 31, 2004, respectively. Due to facility lease terms, remaining payments will be made through March 2011. Severance and benefit payments will be paid by December 2006. The balances below are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the six months ended June 30, 2005.

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Total
Balance at December 31, 2004 (restated)	$1.4	$1.2	$2.6
Restructuring charge	0.3	—	0.3
Payments	(0.6)	(0.4)	(1.0)
Other adjustments	—	(0.5)	(0.5)
Balance at March 31, 2005	1.1	0.3	1.4
Restructuring charge	5.2	0.8	6.0
Payments	(0.9)	(0.2)	(1.1)
Other adjustments	(0.1)	—	(0.1)
Balance at June 30, 2005	$5.3	$0.9	$6.2

NOTE 9.  INDEPENDENT AND INTERNAL REVIEWS

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of the Company’s former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. General and administrative expense includes third-party costs associated with these reviews, which did not occur in 2004. The total cost for the three months and six months ended June 30, 2005 was $20.0 million and $47.2 million, respectively.

NOTE 10.  SHORT-TERM DEBT

Short-term debt was $173.4 million at June 30, 2005, which represents a $43.5 million, or 33.5%, increase compared to $129.9 million at December 31, 2004. The change was driven mainly by an increase in mortgage warehouse facilities as a result of significant revenue growth and normal seasonality in the Company’s SIRVA Mortgage, Inc. subsidiary.

NOTE 11.  OTHER CURRENT LIABILITIES

Other current liabilities were $164.2 million at June 30, 2005, which represents a $46.8 million, or 39.9%, increase compared to $117.4 million at December 31, 2004. The change was primarily due to an increase in the general and administrative accrual of $28.9 million driven mainly by additional expense associated with the reviews discussed in Note 9 “Independent and Internal Reviews.” In addition, book overdrafts increased $13.7 million, and  accrued interest increased $4.9 million.

NOTE 12.  IMPAIRMENTS

During the second quarter of 2005, the Company recorded a $4.3 million asset impairment charge for two information technology projects that were abandoned as a result of the restructuring plan in Moving Services Europe.  See Note 8 “Restructuring Expense” for further discussion of the restructuring plan.

During the first quarter of 2005, as a result of the difference between the sales price of the TS segment and its book value, the Company recorded an impairment charge for goodwill of $2.1 million in discontinued operations.

NOTE 13.  PENSION AND POSTRETIREMENT PLANS

Components of net periodic benefit cost for the Company’s domestic and foreign defined benefit plans and postretirement benefit plans and amounts recognized in the Company’s Condensed Consolidated Statements of Operations, based on actuarial valuation, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)

Pension Benefits:

Combined Plans Excluding United Kingdom
Interest cost	$1.8	$1.6	$3.6	$3.2
Expected return on plan assets	(1.8)	(1.5)	(3.6)	(3.0)
Amortization of actuarial loss	0.8	0.6	1.6	1.2
Net periodic benefit cost	$0.8	$0.7	$1.6	$1.4

United Kingdom
Service cost	$0.8	$0.8	$1.6	$1.6
Interest cost	1.0	0.8	2.0	1.6
Expected return on plan assets	(1.2)	(1.1)	(2.4)	(2.2)
Amortization of actuarial loss	0.2	0.1	0.4	0.2
Net periodic benefit cost	$0.8	$0.6	$1.6	$1.2

Postretirement Benefits:
Interest cost	$0.3	$0.3	$0.6	$0.6
Amortization of prior service cost	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit cost	$0.2	$0.2	$0.5	$0.5

The Company will contribute $2.8 million to the U.K. defined benefit plan during fiscal year ending December 31, 2005. The Company will make no contributions to the other defined benefit plans in 2005.

NOTE 14.  OPERATING SEGMENTS

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

As discussed in Note 7 “Discontinued Operations,” the operations of Fleet Service - a component of the Network Services segment, and the Blanketwrap and Flatbed businesses, components of the Moving Services North America segment, were discontinued in the first quarter of 2005. In the third quarter of 2004, the operations of the former Transportation Solutions segment, the HVP Division, a component of the Moving Services North America segment, and STEU, a component of the Moving Services Europe and Asia Pacific segment, were discontinued.  The results of these businesses are included as discontinued operations in the condensed consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the condensed consolidated financial statements for all periods presented.

Revenues of $12.3 million, $12.3 million, $21.5 million and $20.4 million, operating income from continuing operations of $0.5 million, $0.6 million, $0.7 million and $0.8 million for the three months and six months ended June 30, 2005 and 2004, respectively, and total assets of $0.6 million and $0.9 million as of June 30, 2005 and 2004, respectively, related to the Driver Services business, a component of the Network Services segment, have been reclassified to the Moving Services North America segment in the following tables.

Segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	Restated 2004	2005	Restated 2004
	(In millions)
Revenues:
Global Relocation Services	$529.6	$409.7	$882.0	$645.5
Moving Services North America	369.5	338.1	627.8	560.6
Moving Services Europe and Asia Pacific	110.0	109.9	221.9	220.0
Network Services	45.2	40.0	86.1	73.6
Total Continuing Operations	$1,054.3	$897.7	$1,817.8	$1,499.7

Operating income (loss) from continuing operations:
Global Relocation Services	$12.0	$10.1	$7.4	$9.1
Moving Services North America	7.7	9.8	5.4	6.7
Moving Services Europe and Asia Pacific	(17.1)	2.7	(25.5)	7.4
Network Services	3.5	8.2	1.5	11.5
Corporate	(22.3)	(2.0)	(51.6)	(3.5)
Total Continuing Operations	$(16.2)	$28.8	$(62.8)	$31.2

	June 30, 2005	December 31, 2004
Total assets:
Global Relocation Services	$636.2	$579.6
Moving Services North America	437.3	410.9
Moving Services Europe and Asia Pacific	400.9	452.7
Network Services	257.9	243.4
Corporate	113.3	102.8
Total Continuing Operations	$1,845.6	$1,789.4

Corporate assets consist of assets that cannot be specifically identified with a reportable segment, such as cash, deferred taxes, property and equipment, and miscellaneous assets. Total assets at December 31, 2004 have been reclassified to be consistent with the 2005 presentation. Discontinued Operations is the only reconciling item between Total Continuing Operations and total SIRVA, Inc.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

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

The Company is cooperating with the investigations. For the six months ended June 30, 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that it considers appropriate in the circumstances.

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

NOTE 16.  SUBSEQUENT EVENTS

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

On September 21, 2005, the Company announced a definitive agreement to sell the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc. and other related companies of the U.S. Insurance Business to IAT Reinsurance Company Ltd. The transaction closed on December 30, 2005.  See Note 7 “Discontinued Operations,” for a more detailed discussion.

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

Effective July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16 and October 12, 2006, the Relocation Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold.  The Company will expense fees of $0.4 million and $0.3 million in the third and fourth quarters of 2005, respectively, and $0.3 million, $0.6 million and $0.2 million in the first, third and fourth quarters of 2006, respectively.

Effective March 2006 a Company subsidiary, SIRVA Mortgage, Inc., entered into an amendment of the uncommitted early purchase facility, which established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage, Inc. to fund equity advances originated by relocation affiliates. Effective May 2006, another amendment increased the facility from $120.0 million to $250.0 million. In June 2006, because of the availability of other facilities, SIRVA Mortgage, Inc. entered into an amendment to reduce the revolving credit facility from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125 to 300 basis points. The monthly commitment fee based on usage has been removed. In October 2006, SIRVA Mortgage, Inc. entered into an amendment to the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs.

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

In August 2005, A.M. Best downgraded TransGuard’s rating was further downgraded from B++u (under review) to Bu (under review).  In May 2006, Standard and Poor’s Ratings Services lowered its ratings on SIRVA and SIRVA Worldwide to B from B+, with all ratings on credit watch with negative implications. In October 2006, Standard and Poor’s Ratings Services withdrew its ratings on the Company and SIRVA Worldwide due to the delay in filing updated financial statements for 2005 and 2006 and the lack of adequate financial information to properly determine the Company’s current credit standing and evaluate creditor’s risks.  Also in October 2006, Moody’s Investors Services withdrew their ratings for the Company and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. As a result of the ratings withdrawal, margin on the Revolving Credit Facility increased 50.0 basis points.

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

During the quarter ended September 30, 2005, the Company performed its quarterly assessment of net deferred tax assets.  The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets:  future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering the Company’s cumulative pre-tax losses in recent years and for the nine months ended September 30, 2005, as well as the impact of continued losses expected in 2006, the Company has concluded that it no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when the Company had a perspective on full-year results and future forecasts, as the Company had completed its busy season when it historically recognizes a significant amount of its profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the net U.S. and certain foreign subsidiaries deferred tax assets will be recorded at September 30, 2005. The Company expects to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In the third quarter of 2005, non-cash charges of $141.7 million will be recorded in the Condensed Consolidated Statement of Operations, of which $126.7 million will be allocated to continuing operations. The Company concluded that a valuation allowance on the remaining $1.0 million of foreign deferred tax assets at September 30, 2005 was not required.

In the fourth quarter of 2005, the Company will recognize restructuring charges related to the U.K. and Europe restructuring of $3.6 million primarily related to severance benefits.  The total cost of the program will be $9.9 million.

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

In February 2006, the Company reached a plea agreement with the DOJ Antitrust Division in connection with a grand jury investigation and agreed to pay a $1.0 million fine, which was accrued in the fourth quarter of 2004, to resolve criminal charges. See Note 15 “Commitments and Contingencies,” for more detailed information.

In February 2006, the Company received notice that the ACCC had decided not to take further steps in connection with an investigation into certain alleged anti-competitive practices involving the Company’s Australian moving operations. See Note 15 “Commitments and Contingencies,” for more detailed information.

On March 14, 2006, the Company announced the sale of its Business Services Division in the United Kingdom and Ireland, which includes the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd., for $87.2 million in cash.  The sale was completed on March 30, 2006 and will result in a pre-tax gain of approximately $20.4 million.

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

The demand for our services is subject to changes in the economy, which can impact our profitability. Since September 2004, we have observed market weakness in the European region, which has affected operating results for our Moving Services Europe and Asia Pacific business segment. This market weakness is due to a slowdown in overall housing sales, most particularly in the United Kingdom. We expect the sluggish pace of home sales in the United Kingdom and difficult market conditions in the European international moving market to continue in the near term and negatively affect our 2005 results. To address these market challenges, we initiated a restructuring of our Moving Services European operations in the first quarter of 2005 and recorded charges of $0.3 million and $6.0 million in the first and second quarters, respectively, and will record $3.4 million in the fourth quarter of 2005. In addition, we will record $0.2 million in our Global Relocation Services U.K. operations in the fourth quarter of 2005. These restructuring initiatives included a reduction in personnel, facilities, equipment and other overhead expenses. Also, an impairment charge of $4.3 million was recorded in the second quarter of 2005 for two information technology projects abandoned as part of the restructuring. We estimate that the restructuring will generate ongoing cost savings of approximately $20 million in 2006 and $24 million annually thereafter.

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

Our 2005 operating results were negatively impacted by the cost of professional services related to the independent and internal reviews described below. In the first and second quarters of 2005, we incurred $27.2 million and $20.0 million, respectively, of third-party costs and will incur $10.0 million and $3.9 million in the third and fourth quarters of 2005, respectively. After 2005, we do not expect to incur any additional significant expenses relating to the independent and internal reviews.

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

In the first quarter of 2005, we approved the sale of our Fleet Service, Blanketwrap and Flatbed businesses. The operations of the Fleet Service business were a component of the Network Services segment and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment. The results of these operations were included in discontinued operations in the first quarter of 2005.

Increased claim accruals and re-insurance costs within our insurance operation negatively impacted results throughout 2005. We perform independent actuarial assessments on a quarterly basis. The independent actuarial assessments for the third and fourth quarters of 2005 will result in additional claim accruals totaling $5.6 million and $9.9 million, respectively, which will be recorded in the third and fourth quarters of 2005, respectively. Re-insurance costs increased in the fourth quarter of 2005 in large part as a result of the A.M. Best downgrades of our TransGuard insurance business in April and August of 2005. In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review). On September 21, 2005, we announced a definitive agreement to sell the stock of Transguard Insurance Company of America, National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. The results of the U.S. Insurance

Business will be included in discontinued operations in the third quarter of 2005. The transaction closed on December 30, 2005.

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

In addition to the Independent Review, our management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements (“Internal Review”). This review was undertaken in connection with implementing procedures to comply with Section 404 of the Sarbanes-Oxley Act, the disappointing performance of our Insurance and European businesses in the third quarter of 2004 and as part of our year-end closing process.

Management’s conclusions regarding the findings of both the Independent Review and its own Internal Review are summarized in the 2004 Annual Report on Form 10-K/A Amendment No. 1. A more detailed summary of Clearly Gottlieb’s findings, conclusions, and recommendations to the Audit Committee is incorporated herein by reference to Exhibit 99.1 of our current report on Form 8-K filed with the SEC on September 21, 2005.

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

Second Quarter 2005

The following sets forth information concerning our results of continuing operations, also expressed as a percentage of revenues for the respective periods:

	Three Months Ended June 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)
Revenues:
Service revenue	$610.0	$554.5	57.9%	61.8%
Home sale revenue	444.3	343.2	42.1%	38.2%
Total revenues	1,054.3	897.7	100.0%	100.0%

Direct expenses:
Purchased transportation expense	327.4	293.5	31.1%	32.7%
Cost of homes sold	444.3	344.1	42.1%	38.3%
Other direct expense	167.4	142.6	15.9%	15.9%
Total direct expenses	939.1	780.2	89.1%	86.9%
Gross margin	115.2	117.5	10.9%	13.1%

Operating expenses:
General and administrative expense	117.7	86.5	11.1%	9.7%
Intangibles amortization	3.4	2.2	0.3%	0.2%
Impairments	4.3	—	0.4%	—%
Restructuring expense	6.0	—	0.6%	—%
Operating (loss) income from continuing operations	(16.2)	28.8	(1.5)%	3.2%
Interest expense, net	9.2	6.3	0.9%	0.7%
Other income, net	—	(0.1)	—%	—%
(Loss) income from continuing operations before income taxes	(25.4)	22.6	(2.4)%	2.5%
Income tax expense (benefit)	(6.0)	7.6	(0.6)%	0.8%
(Loss) income from continuing operations	$(19.4)	$15.0	(1.8)%	1.7%

Consolidated Results of Continuing Operations

Revenues:   Revenues from continuing operations were $1,054.3 million for the quarter ended June 30, 2005, which represents a $156.6 million, or 17.4%, increase compared to $897.7 million for the corresponding period in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments, as well as a $7.5 million favorable currency exchange impact primarily within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $12.6 million to the Global Relocation Services and Moving Services Europe and Asia Pacific segments’ growth in revenues. Organic growth in Global Relocation Services was driven by a 22.3% increase in the number of fixed-fee homes sold in North America. Moving Services North America revenue growth was driven by a strong pricing environment and shipments in the corporate channel, which increased 9.8% over 2004.

Gross margin:   Gross margin from continuing operations was $115.2 million for the quarter ended June 30, 2005, which represents a $2.3 million, or 1.9%, decrease compared to $117.5 million for the corresponding quarter in 2004. The organic decline was driven by Moving Services Europe and Asia Pacific and Network Services. Acquisitions and a favorable foreign exchange impact increased gross margin by $6.5 million and $1.7 million, respectively. Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe, while Insurance Services experienced higher loss ratios. Moving Services North America and Global Relocation Services gross margin increased due to the increase in revenue volume.

Gross margin as a percentage of revenue for the second quarter of 2005 was 10.9%, which represents a 2.2 percentage point decrease compared to 13.1% for the second quarter of 2004. Gross margin as a percentage of revenue declined in all segments. The most significant declines were in Network Services and Moving Services Europe and Asia Pacific segments. The Network Services decline is attributable to higher loss ratios, while Moving Services Europe and Asia Pacific was negatively impacted by significant price pressures throughout Europe.

Operating expenses:   Operating expenses for the second quarter of 2005 were $131.4 million, which represents a $42.7 million, or 48.2%, increase compared to $88.7 million for 2004. The most significant drivers of the increase were $20.0 million of costs associated with the previously discussed Independent and Internal Reviews and $10.3 million of restructuring and impairment costs in Europe, none of which occurred in 2004. In addition, acquisitions and changes in exchange rates increased operating expenses by $6.5 million and $1.9 million, respectively. Excluding the effects of acquisitions and changes in exchange rates, salaries and benefits increased by $2.8 million.

Intangibles amortization for the second quarter of 2005 was $3.4 million, which represents a $1.2 million increase, compared to $2.2 million in 2004. This increase is directly related to the 2004 business acquisitions.

Operating expenses as a percentage of revenue was 12.4% and 9.9% for the second quarter of 2005 and 2004, respectively. The increase is primarily the result of costs associated with the Independent and Internal Reviews, restructuring and impairment charges.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $16.2 million for the quarter ended June 30, 2005, which represents a $45.0 million decrease compared to operating income from continuing operations of $28.8 million for the corresponding period in 2004. As discussed above, the decline primarily resulted from a decrease in gross margin, coupled with the Independent and Internal Reviews expenses, restructuring and impairment charges, and an increase in salaries and benefit costs.

Interest expense:   Interest expense was $9.2 million for the second quarter of 2005, which represents a $2.9 million, or 48.5%, increase compared to $6.3 million in 2004. The increase is due to a $69.7 million increase in average debt outstanding and an increase in the effective interest rate to 6.34% for the quarter ended June 30, 2005 from 5.16% in the corresponding period in 2004. Average debt outstanding increased primarily as a result of the purchase of Executive Relocation Corporation (“ERC”) in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Income tax benefit:   For the second quarter of 2005, the income tax benefit was $6.0 million based on a pre-tax loss of $25.4 million, resulting in an effective tax rate of 23.6%. For the second quarter of 2004, the provision for income tax was $7.6 million based on pre-tax income of $22.6 million, resulting in an effective tax rate of 33.0%. The increase in the effective tax rate was primarily attributable to additional losses in foreign jurisdictions for which no tax benefit has been recorded due to an established deferred tax valuation allowance.

Loss from continuing operations:   Loss from continuing operations was $19.4 million, or $0.26 per diluted share, for the quarter ended June 30, 2005, which represents a $34.4 million, or $0.46 per diluted share, decrease compared to income from continuing operations of $15.0 million, or $0.20 per diluted share, for the corresponding quarter in 2004.

Segment Results of Continuing Operations

The following summarizes the results of operations by segment:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	SIRVA, Inc.
	(In millions)
Three Months Ended June 30, 2005

Revenues:
Service revenue	$85.3	$369.5	$110.0	$45.2	$—	$610.0
Home sale revenue	444.3	—	—	—	—	444.3
Total revenues	529.6	369.5	110.0	45.2	—	1,054.3
Direct expenses:
Purchased transportation expense	—	300.1	27.3	—	—	327.4
Cost of homes sold	444.3	—	—	—	—	444.3
Other direct expense	53.9	34.2	45.0	33.6	0.7	167.4
Gross margin	$31.4	$35.2	$37.7	$11.6	$(0.7)	$115.2

Gross margin as a percentage of revenues	5.9%	9.5%	34.3%	25.7%	—	10.9%
Operating income (loss) from continuing operations	$12.0	$7.7	$(17.1)	$3.5	$(22.3)	$(16.2)

Three Months Ended June 30, 2004 Restated

Revenues:
Service revenue	$66.5	$338.1	$109.9	$40.0	$—	$554.5
Home sale revenue	343.2	—	—	—	—	343.2
Total revenues	409.7	338.1	109.9	40.0	—	897.7
Direct expenses:
Purchased transportation expense	—	270.5	23.0	—	—	293.5
Cost of homes sold	344.1	—	—	—	—	344.1
Other direct expense	40.4	32.4	44.1	25.5	0.2	142.6
Gross margin	$25.2	$35.2	$42.8	$14.5	$(0.2)	$117.5

Gross margin as a percentage of revenues	6.2%	10.4%	38.8%	36.3%	—	13.1%
Operating income (loss) from continuing operations	$10.1	$9.8	$2.7	$8.2	$(2.0)	$28.8

Key Performance Indicators, 2005 vs. 2004:

Percent change in revenues	29.3%	9.3%	0.1%	12.8%	—	17.4%
Percentage point change in gross margin percentage	(0.3)	(0.9)	(4.5)	(10.6)	—	(2.2)

Global Relocation Services

Total revenues were $529.6 million for the quarter ended June 30, 2005, which represents a $119.9 million, or 29.3%, increase compared to $409.7 million for the corresponding quarter in 2004. Home sale revenues were $444.3 million in 2005, which represents a $101.1 million, or 29.4% increase, compared to $343.2 million for 2004. The increase was driven by a 22.3% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $85.3 million in 2005, which represents an $18.8 million, or 28.4% increase, compared to $66.5 million in 2004. In the second quarter of 2005, service revenues include $10.3 million from the acquisitions of ERC and D.J. Knight and Co., Ltd. (“DJK”). Changes in exchange rates increased service revenue by $0.2 million. Excluding acquisitions and exchange rate changes, service revenue increased 12.7% driven primarily by a 12.2% and 13.9% increase in the number of fixed-fee and traditional closings, respectively, in North America, which accounts for approximately 99% of total Global Relocation Services’ revenue.

Gross margin was $31.4 million for the second quarter of 2005, representing a $6.2 million, or 24.5%, increase compared to $25.2 million for the corresponding quarter in 2004. Gross margin as a percentage of revenues was 5.9% for 2005, which represents a slight decrease compared to 6.2% in 2004.

Gross margin on our home sale revenue for the second quarter of 2005 was zero, which represents a $0.9 million improvement compared to a loss of $0.9 million in 2004. Declining market conditions continue to put pressure on gross margins. Gross margin on service revenue was $31.4 million in the second quarter of 2005, representing a $5.3 million, or 20.3%, increase compared to $26.1 million in 2004. Gross margin percentage on service revenue was 36.8% for the second quarter of 2005, which represents a 2.4 percentage point decrease compared to 39.2% in 2004. The decrease in service revenue gross margin percentage was driven by higher costs associated with longer holding periods for homes in inventory.

Operating expenses were $19.4 million for the second quarter of 2005, which represents a $4.3 million, or 29.1%, increase compared to $15.1 million in 2004. This increase was driven by acquisitions, which added $5.9 million of operating expenses in the second quarter of 2005.

Operating income was $12.0 million for the second quarter of 2005, which represents a $1.9 million increase compared to the operating income of $10.1 million in 2004. The improvement was driven by the increase in revenues partially offset by the reduction in gross margin percentage and the increase in operating expenses explained above. Operating income as a percent of revenues was 2.3% in 2005 compared to 2.5% in 2004.

Moving Services North America

Revenues were $369.5 million for the quarter ended June 30, 2005, which represents a $31.4 million, or 9.3%, increase compared to $338.1 million for the corresponding quarter in 2004. Changes in exchange rates increased revenues by $1.4 million. As a result, organic growth was $30.0 million.

The increase in revenues for the quarter was driven by an increase in household goods shipments in the corporate channel, where shipments increased 9.8% compared to 2004 levels. However, overall household goods shipment volume for the quarter was flat compared to second quarter 2004. Also contributing to revenue growth was a 10.4% increase in household goods revenue per shipment due to strong pricing environments in the consumer and military channels, as well as an increase in the fuel price surcharge.

Gross margin was $35.2 million for the second quarter of 2005 and 2004. The gross margin as a percentage of revenues was 9.5% for 2005, which represents a 0.9 percentage point decrease, compared to 10.4% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expenses and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $27.5 million for the second quarter of 2005, which represents a $2.1 million, or 8.0%, increase compared to $25.4 million in 2004. The increase was driven primarily by higher information technology support costs and bad debt expense.

Operating income from continuing operations was $7.7 million for the second quarter of 2005, which represents a $2.1 million decrease, or 21.3% decline, compared to $9.8 million in 2004. The decline was due primarily to the previously discussed increase in purchased transportation expenses and information technology support costs.

Moving Services Europe and Asia Pacific

Revenues were $110.0 million for the quarter ended June 30, 2005, which represents a slight increase compared to $109.9 million in the corresponding quarter of 2004. The increase in revenues includes $2.3 million from the acquisition of Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”) in April 2004. In addition, changes in exchange rates increased revenues by $5.9 million. Excluding the impact of the Rettenmayer acquisition and changes in exchange rates, revenues declined $8.1 million, or 7.3%.

The decrease in revenues is due to the Europe operations, which experienced a 9.6% decline, partially offset by a 25.0% growth in Asia Pacific. The U.K. housing market continued to decline due to a slowdown in the volume of home sale transactions and price decreases of 20.9%. In addition, the international moving business in France and Switzerland, along with the domestic and business moving activity in Sweden, declined.

Gross margin was $37.7 million for the quarter ended June 30, 2005, which represents a $5.1 million, or 11.6%, decrease compared to $42.8 million for the corresponding quarter in 2004. The gross margin as a percentage of revenues was 34.3% for the second quarter of 2005, which represents a 4.5 percentage point decrease compared to 38.8% in 2004. Excluding the favorable effects of changes in exchange rates of $1.5 million and the acquisition of Rettenmayer’s gross margin of $0.8 million, gross margin declined $7.4 million. While the decline in volume drove the overall decrease in gross margin, significant price pressures throughout Europe, especially in the United Kingdom, France, Belgium and Switzerland, reduced the gross margin rate.

Operating expenses were $54.8 million for the second quarter of 2005, which represents a $14.7 million, or 36.8%, increase compared to $40.1 million in 2004. Contributing to the increase in expenses were $1.7 million of unfavorable currency movements and a $0.6 million increase related to the Rettenmayer acquisition. Excluding these effects, operating expenses increased $12.4 million, or 31.0%. The increase was primarily driven by a restructuring charge in Europe for $6.0 million to address the difficult market conditions. The restructuring initiatives included a reduction in personnel, facilities, equipment, and other overhead expenses. Also, an impairment charge of $4.3 million was recorded for two information technology projects abandoned as a result of the restructuring. In addition, the increase was driven by higher salaries, professional fees associated with the audit and Independent Review and an increase in bad debt. In 2004, we recognized a gain of $0.3 million on the sale of property, which did not recur in 2005.

Operating loss was $17.1 million for the second quarter of 2005, which represents a $19.8 million decrease, compared to income of $2.7 million in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer had minimal impact on operating loss. The decline in revenue coupled with reduced gross margins, restructuring and impairment charges and higher operating expenses resulted in a net operating loss for the second quarter of 2005.

Network Services

Revenues were $45.2 million for the quarter ended June 30, 2005, which represents a $5.2 million, or 12.8%, increase compared to $40.0 million for the corresponding quarter in 2004. This growth is the result of increased sales of worker’s compensation, auto liability and occupational accident insurance.

Other direct expenses were $33.6 million for the second quarter of 2005, which represents an $8.1 million, or 31.5% increase compared to $25.5 million in 2004. This increase is attributable to higher loss ratios related to the growth lines of insurance business compared to the loss ratios of the historical mix of insurance business, as well as adverse development related to prior year loss reserves.

Operating expenses were $8.1 million for the second quarter of 2005, which represents a $1.8 million, or 27.5%, increase compared to $6.3 million in 2004. The increase was primarily attributable to an increase in expenses allocated to us related to our mandatory participation in worker’s compensation underwriting pools and additional costs related to an increase in permanent and temporary staffing levels.

Operating income was $3.5 million for the second quarter of 2005, a decline of $4.7 million from 2004. Operating margins declined from 20.5% in the second quarter of 2004 to 7.8% in 2005 as a result of higher loss ratios.

Corporate

For the second quarter ended June 30, 2005, we incurred $22.3 million of corporate expenses representing a $20.3 million increase compared to $2.0 million in the corresponding quarter of 2004. The increase was primarily attributable to costs of $19.4 million associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs were partially offset by lower stock compensation expense and $1.2 million of secondary offering expenses in 2004, which were not incurred in 2005.

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

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $30.6 million and $113.3 million and pre-tax operating (loss) income of $(2.1) million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively. Gain on disposal, net of tax was $0.5 million for the three months ended June 30, 2005, while there was no gain or loss for the same period in 2004. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 7 “Discontinued Operations,” in the unaudited condensed consolidated financial statements for more detailed information.

Results of Continuing Operations

Year-to-Date 2005

The following sets forth information concerning our results of continuing operations, also expressed as a percentage of revenues for the respective periods:

	Six Months Ended June 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)
Revenues:
Service revenue	$1,083.9	$959.4	59.6%	64.0%
Home sale revenue	733.9	540.3	40.4%	36.0%
Total revenues	1,817.8	1,499.7	100.0%	100.0%

Direct expenses:
Purchased transportation expense	566.6	501.1	31.2%	33.4%
Cost of homes sold	737.7	541.7	40.6%	36.1%
Other direct expense	316.9	261.0	17.4%	17.4%
Total direct expenses	1,621.2	1,303.8	89.2%	86.9%
Gross margin	196.6	195.9	10.8%	13.1%

Operating expenses:
General and administrative expense	242.0	160.5	13.4%	10.7%
Intangibles amortization	6.8	4.2	0.4%	0.3%
Impairments	4.3	—	0.2%	—%
Restructuring expense	6.3	—	0.3%	—%
Operating income (loss) from continuing operations	(62.8)	31.2	(3.5)%	2.1%
Interest expense, net	17.4	12.5	0.9%	0.9%
Other expense, net	0.3	—	—%	—%
(Loss) income from continuing operations before income taxes	(80.5)	18.7	(4.4)%	1.2%
Income tax (benefit) expense	(27.6)	4.1	(1.5)%	0.2%
(Loss) income from continuing operations	$(52.9)	$14.6	(2.9)%	1.0%

Consolidated Results of Continuing Operations

Revenues:   Revenues from continuing operations were $1,817.8 million for the six months ended June 30, 2005, which represents a $318.1 million, or 21.2%, increase compared to $1,499.7 million for the corresponding period in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services, Moving Services North America and Network Services segments. Also, there was a $12.5 million favorable currency exchange impact primarily within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $26.9 million to the Global Relocation Services and Moving Services Europe and Asia Pacific segments’ growth in revenues. Organic growth in Global Relocation Services was driven by a 25.8% increase in the number of fixed-fee homes sold in North America. Moving Services North America revenue growth was driven by a strong pricing environment and shipments in the corporate channel, which increased 13.3% over 2004.

Gross margin:   Gross margin from continuing operations was $196.6 million for the six months ended June 30, 2005, which represents a $0.7 million, or 0.4%, increase compared to $195.9 million for the corresponding period in 2004. Acquisitions and a favorable foreign exchange impact increased gross margin by $13.6 million and $3.0 million, respectively. Insurance Services experienced higher loss ratios, while Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe. Global Relocation Services gross margin increased due primarily to the increase in revenue volume.

Gross margin as a percentage of revenue for the six months ended June 30, 2005 was 10.8%, which represents a 2.3 percentage point decrease compared to 13.1% for the corresponding period in 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined.

Operating expenses:   Operating expenses for the six months ended June 30, 2005 were $259.4 million, which represents a $94.7 million, or 57.5%, increase compared to $164.7 million for 2004. The most significant drivers of the increase were $47.2 million of costs associated with the previously discussed Independent and Internal Reviews and $10.6 million of restructuring and impairment charges in Moving Services Europe, none of which occurred in 2004. Acquisitions and changes in exchange rates increased operating expenses by $12.5 million and $3.8 million, respectively. Excluding the effects of acquisitions and changes in exchange rates, salaries and benefits increased by $9.6 million. In 2004, we had gains on sales of assets of $2.9 million, which did not occur in 2005.

Intangibles amortization for the six months ended June 30, 2005 was $6.8 million, which represents a $2.6 million increase, compared to $4.2 million for the corresponding period in 2004. This increase is directly related to the 2004 business acquisitions.

Operating expenses as a percentage of revenue was 14.3% and 11.0% for the six months ended June 30, 2005 and 2004, respectively. The percentage point increase resulted from costs associated with the Independent and Internal Reviews and Europe restructuring and impairment charges.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $62.8 million for the six months ended June 30, 2005, which represents a $94.0 million decrease compared to operating income from continuing operations of $31.2 million for the corresponding period in 2004. As discussed above, the decline primarily resulted from a decrease in the gross margin rate coupled with the Independent and Internal Reviews expenses, restructuring and impairment charges, increase in salaries and benefit costs, and gains on sales of assets in 2004, which did not occur in 2005.

Interest expense:   Interest expense was $17.4 million for the six months ended June 30, 2005, which represents a $4.9 million, or 39.7%, increase compared to $12.5 million in 2004. The increase is due to an $86.5 million increase in average debt outstanding and an increase in the effective interest rate to 5.88% for the quarter ended June 30, 2005 from 5.21% in the corresponding period in 2004. Average debt outstanding increased primarily as a result of the purchase of ERC in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Income tax benefit:   For the six months ended June 30, 2005, the income tax benefit was $27.6 million based on a pre-tax loss of $80.5 million, resulting in an effective tax rate of 34.3%. For the six months ended June 30, 2004, the provision for income tax was $4.1 million based on pre-tax income of $18.7 million, an effective tax rate of 22.0%.  For the six months ended June 30, 2004, a tax benefit of $1.4 million was recorded which relates to the settlement of an Internal Revenue Service audit.  Exclusive of the tax benefit for the settlement of the audit, the effective tax rate would have been 29.2%.  The reduction in the effective tax rate for the six months ended June 30, 2005 compared to June 30, 2004 is attributable primarily to additional pre-tax losses in foreign jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance.

In October 2004, the President signed the American Jobs Creation Act of 2004 (“Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our overall domestic reinvestment plan as required by the Jobs Act. Our overall domestic reinvestment plan authorizes up to $500.0 million of repatriation of unremitted foreign earnings. In the first quarter of 2005, we repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. There were no repatriations in the second quarter of 2005. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax provision for the six months ended June 30, 2005.

Loss from continuing operations:   Loss from continuing operations was $52.9 million, or $0.72 per diluted share, for the six months ended June 30, 2005, which represents a $67.5 million, or $0.92 per diluted share, decrease compared to income from continuing operations of $14.6 million, or $0.20 per diluted share, for the corresponding period in 2004.

Segment Results of Continuing Operations

The following summarizes the results of operations by segment:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Corporate	SIRVA, Inc.
	(In millions)
Six Months Ended June 30, 2005

Revenues:
Service revenue	$148.1	$627.8	$221.9	$86.1	$—	$1,083.9
Home sale revenue	733.9	—	—	—	—	733.9
Total revenues	882.0	627.8	221.9	86.1	—	1,817.8
Direct expenses:
Purchased transportation expense	—	510.7	55.9	—	—	566.6
Cost of homes sold	737.7	—	—	—	—	737.7
Other direct expense	96.0	58.8	91.1	69.5	1.5	316.9
Gross margin	$48.3	$58.3	$74.9	$16.6	$(1.5)	$196.6

Gross margin as a percentage of revenues	5.5%	9.3%	33.7%	19.3%	—	10.8%
Operating income (loss) from continuing operations	$7.4	$5.4	$(25.5)	$1.5	$(51.6)	$(62.8)

Six Months Ended June 30, 2004 Restated

Revenues:
Service revenue	$105.2	$560.6	$220.0	$73.6	$—	$959.4
Home sale revenue	540.3	—	—	—	—	540.3
Total revenues	645.5	560.6	220.0	73.6	—	1,499.7
Direct expenses:
Purchased transportation expense	—	450.2	50.9	—	—	501.1
Cost of homes sold	541.7	—	—	—	—	541.7
Other direct expense	69.4	53.2	87.6	50.3	0.5	261.0
Gross margin	$34.4	$57.2	$81.5	$23.3	$(0.5)	$195.9

Gross margin as a percentage of revenues	5.3%	10.2%	37.0%	31.6%	—	13.1%
Operating income (loss) from continuing operations	$9.1	$6.7	$7.4	$11.5	$(3.5)	$31.2

Key Performance Indicators, 2005 vs. 2004:

Percent change in revenues	36.6%	12.0%	0.9%	17.0%	—	21.2%
Percentage point change in gross margin percentage	0.2	(0.9)	(3.3)	(12.3)	—	(2.3)

Global Relocation Services

Total revenues were $882.0 million for the six months ended June 30, 2005, which represents a $236.5 million, or 36.6%, increase compared to $645.5 million for the corresponding quarter in 2004. Home sale revenues were $733.9 million in 2005, which represents a $193.6 million, or 35.8% increase, compared to $540.3 million for 2004. The revenue improvement was driven by a 25.8% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $148.1 million in 2005, which represents a $42.9 million, or 40.8% increase, compared to $105.2 million in 2004. In the first six months of 2005, service revenues include $21.1 million from the acquisitions of ERC, DJK and Relocation Dynamics, Inc. (“RDI”). Changes in exchange rates increased service revenue by $0.3 million. Excluding acquisitions and exchange rate changes, service revenue increased 20.5% driven primarily by a 19.0% and 24.5% increase in the number of fixed-fee and traditional closings, respectively, in North America, which accounts for approximately 99% of total Global Relocation Services’ revenue.

Gross margin was $48.3 million for the six months ended June 30, 2005, representing a $13.9 million, or 40.3%, increase compared to $34.4 million for the corresponding quarter in 2004. Gross margin as a percentage of revenues was 5.5% for 2005, which represents a slight increase compared to 5.3% in 2004.

Gross margin on our home sale revenue for the six months ended June 30, 2005 was a loss of $3.8 million, which represents a $2.4 million decrease compared to a loss of $1.4 million in 2004. The decline was a result of a $3.0 million write-down of home values in inventory due to the decline in the housing market, higher fixed-fee arrangements, and changes in customer mix. Gross margin on service revenue was $52.1 million for the six months ended June 30, 2005, representing a $16.3 million, or 45.5%, increase compared to $35.8 million in 2004. Gross margin percentage on service revenue was 35.2% for the six months ended June 30, 2005, which represents a 1.1 percentage point increase compared to 34.1% in 2004.

Operating expenses were $40.9 million for the six months ended June 30, 2005, which represents a $15.6 million, or 61.8%, increase compared to $25.3 million in 2004. A significant portion of this increase was driven by the impact of acquisitions, which added $10.6 million of operating expenses in the first six months of 2005.  Changes in currency rates had a minimal impact. Excluding the impact of acquisitions, operating expenses increased $5.0 million, or 19.4%, primarily driven by increased salaries and benefits due to higher headcount, higher corporate support costs and increased provisions for bad debt.

Operating income was $7.4 million for the six months ended June 30, 2005, which represents a $1.7 million decrease compared to operating income of $9.1 million in 2004. The decline was driven by the increase in operating expenses explained above. Operating income as a percent of revenues was 0.8% in 2005 compared to 1.4% in 2004.

Moving Services North America

Revenues were $627.8 million for the six months ended June 30, 2005, which represents a $67.2 million, or 12.0%, increase compared to $560.6 million for the corresponding period in 2004. Changes in exchange rates increased revenues by $2.0 million. As a result, organic growth was $65.2 million.

The increase in revenues for the six months was driven by an increase in household goods shipments in the corporate channel, where shipments increased 13.3% compared to 2004. Overall household goods shipment volume for the six months increased only 2.2% over the corresponding period in 2004. Also contributing to revenue growth was an 8.3% increase in household goods revenue per shipment due to strong pricing environments in the consumer and military channels, as well as an increase in the fuel price surcharge.

Gross margin was $58.3 million for the first six months of 2005, which represents a $1.1 million, or 1.9%, increase compared to $57.2 million in 2004. The gross margin as a percentage of revenues was 9.3% for 2005, which represents a 0.9 percentage point decrease, compared to 10.2% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expenses and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $52.9 million for the first six months of 2005, which represents a $2.4 million, or 4.7%, increase compared to $50.5 million in 2004. The increase was driven primarily by higher bad debt and information technology support costs.

Operating income from continuing operations was $5.4 million for the first six months of 2005, which represents a $1.3 million decrease, or 19.1%, compared to $6.7 million in 2004. The decline was due primarily to the previously discussed increase in purchased transportation expenses and bad debt expense.

Moving Services Europe and Asia Pacific

Revenues were $221.9 million for the six months ended June 30, 2005, which represents a slight increase compared to $220.0 million in the corresponding period of 2004. The increase in revenues includes $5.9 million from the acquisition of Rettenmayer in April 2004. In addition, changes in exchange rates increased revenues by $10.2 million. Excluding the impact of the Rettenmayer acquisition and changes in exchange rates, revenues declined $14.2 million, or 6.4%.

The increase in revenues is due to a 19.1% growth in Asia Pacific, partially offset by the Europe operations which experienced a 7.4% decline. The U.K. housing market continued to decline due to a slowdown in the volume of home sale transactions and price decreases. In addition, the international moving business in France and Switzerland declined, along with the domestic and business moving activity in Norway and Sweden.

Gross margin was $74.9 million for the six months ended June 30, 2005, which represents a $6.6 million, or 8.1%, decrease compared to $81.5 million for the corresponding period in 2004. The gross margin as a percentage of revenues was 33.7%, which represents a 3.3 percentage point decrease compared to 37.0% in 2004. Excluding the favorable effects of changes in exchange rates of $2.7 million and the acquisition of Rettenmayer’s gross margin of $1.4 million, gross margin declined $10.7 million. While the decline in revenue drove the overall decrease in gross margin, significant price pressures throughout Europe, especially in the United Kingdom, France, Belgium and Switzerland, reduced the gross margin rate.

Operating expenses were $100.4 million for the six months ended June 30, 2005, which represents a $26.3 million, or 35.5%, increase compared to $74.1 million in 2004. Contributing to the increase in expenses were $3.4 million of unfavorable currency movements and $1.9 million related to the Rettenmayer acquisition. Excluding these effects, operating expenses increased $21.0 million, or 28.3%. The increase was primarily driven by a restructuring and impairment charge in Europe for $10.6 million to address the difficult market conditions. The restructuring initiatives included a reduction in personnel, facilities, equipment, and other overhead expenses. The increase was also driven by an investment in a national call center to allow for greater inquiry capture. In addition, the increase in operating expenses was driven by higher salaries, professional fees associated with the audit and Independent Review, and an increase in bad debt. In 2004, we recognized gains of $2.9 million on the sales of property, which did not recur in 2005.

Operating loss was $25.5 million for the six months ended June 30, 2005, which represents a $32.9 million decrease, compared to income of $7.4 million in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer increased the operating loss by $1.2 million. The operating loss resulted from the reduced gross margins, restructuring and impairment charges, and higher operating expenses.

Network Services

Operating revenues were $86.1 million for the six months ended June 30, 2005, which represents a $12.5 million, or 17.0%, increase compared to $73.6 million for corresponding period in 2004. This growth is the result of increased sales of worker’s compensation, auto liability, and occupational accident insurance.

Other direct expenses were $69.5 million for the six months ended June 30, 2005, which represents a $19.2 million, or 38.1%, increase compared to $50.3 million for the corresponding period in 2004. This increase is attributable to higher loss ratios related to the growth lines of insurance business compared to the loss ratios of the historical mix of insurance business, as well as adverse development related to prior year loss reserves.

Operating expenses were $15.1 million for the six months ended June 30, 2005, which represents a $3.3 million, or 28.0%, increase compared to $11.8 million in 2004. The increase was primarily attributable to an increase in expenses allocated to us related to our mandatory participation in worker’s compensation underwriting pools and additional costs related to increased permanent and temporary staffing levels.

Operating income was $1.5 million for the six months ended June 30, 2005, a decline of $10.0 million from 2004. Operating margins declined to 1.8% in the first six months of 2005 from 15.6% in 2004 as a result of higher loss ratios.

Corporate

For the six months ended June 30, 2005, we incurred $51.6 million of corporate expenses representing a $48.1 million increase compared to $3.5 million in the six months ended June 30, 2004. The increase was primarily attributable to the costs of $46.6 million associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs were partially offset by lower stock compensation expense and $1.2 million of secondary offering expenses in 2004, which were not incurred in 2005.

Results of Discontinued Operations

On September 9, 2004, our Board of Directors authorized and approved a disposal plan involving our HVP, STEU and TS businesses. The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005 and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from our asset intensive logistics businesses.

We also completed the sales of our Fleet Service operations in March 2005, Blanketwrap operations in May 2005, and Flatbed operations in August 2005. The sales of these three operations completed our exit from the former North American Van Lines’ commercial freight/logistics businesses. The Fleet Service business was a component of the Network Services segment and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment.

 As a result of the Board of Directors’ approval of the sales of these businesses, the assets and liabilities of these businesses have been classified as held for sale and the results of these businesses are reported in discontinued operations in the unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $74.7 million and $225.4 million and pre-tax operating loss of $5.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. Gain on disposal, net of tax, was $8.0 million for the six months ended June 30, 2005, while there was no gain or loss for the same period in 2004. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

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

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $68.5 at June 30, 2005. The outstanding balance of these facilities was $39.0 million at June 30, 2005 and $43.4 million at December 31, 2004. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future although the facilities are callable on demand.

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

Cash flows used for operating activities

Net cash used for operating activities was $38.6 million for the six months ended June 30, 2005 compared to net cash provided for operating activities of $3.4 million for the six months ended June 30, 2004. Operating cash flows decreased by $42.0 million. Net loss was $48.4 million in the six months ended June 30, 2005, compared to $14.0 million in income for the six months ended June 30, 2004, which is a decrease in losses of $62.4 million. Non-cash adjustments had a positive impact of $0.3 million and $22.8 million in the first six months ended June 30, 2005 and 2004, respectively. The positive impact in 2004 compared to 2005 was primarily driven by a change in deferred taxes of $3.4 million in the first six months ended June 30, 2004, compared to $33.8 million in the corresponding period of 2005. Changes in operating assets and liabilities generated $43.2 million in additional cash compared to the prior year, primarily due to changes in accounts and notes receivable and other current assets and liabilities, offset by a change in accounts payable. The change in other current assets and liabilities for the six months ended June 30, 2005 of $99.1 million was due primarily to changes in accrued liabilities and deferred revenues.

Cash flows used for investing activities

Cash used for investing activities totaled $5.9 million in the six months ended June 30, 2005, compared to $24.8 million used in the six months ended June 30, 2004. Net purchases of investments were $6.0 million in 2005, compared to $9.8 million in 2004. Net proceeds from sales completed in the six months ended June 30, 2005 of the Specialized Transportation – Europe, Fleet Service, and Blanketwrap businesses were $13.8 million. Cash used to fund acquisitions and associated transaction fees in the six months ended June 30, 2004 related to Scanvan, RDI, Rettenmayer and other was $8.6 million. For the six months ended June 30, 2005, $1.1 million of additional purchase costs were incurred related to the various 2004 acquisitions.

Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $12.5 million and $13.2 million in the six months ended June 30, 2005 and 2004, respectively. Proceeds from the sale of property and equipment declined from $7.9 million in the six months ended June 30, 2004, to $0.3 million in the corresponding period of 2005. Capital expenditures for the year ended December 31, 2005 will be $27.4 million.

Cash flows from financing activities

Net cash provided by financing activities was $36.5 million and $47.4 million for the six months ended June 30, 2005 and 2004, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $25.4 million and $43.3 million for the six months ended June 30, 2005 and 2004, respectively. We received $35.0 million in the second quarter of 2004 when Exel plc exercised its warrants to purchase shares of our common stock. The change in book overdrafts provided $13.7 million of cash in the six months ended June 30, 2005, and used $25.9 million of cash in the six months ended June 30, 2004.  Other financing activities were a use of cash of $2.4 million in the six months ended June 30, 2004 primarily due to the payment of costs related to the initial public offering.

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off-balance sheet arrangement to sell up to $55.0 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The transaction on June 30, 2004 resulted in cash proceeds of $28.4 million. On December 23, 2004, in conjunction with the acquisition of ERC the limit was increased to $200.0 million, of which 54% has been utilized as of June 30, 2005. Proceeds from receivables sold of $474.0 million, which approximates the fair value of the receivables sold, were offset by collections paid of $471.1 million for the six months ended June 30, 2005.

Effective March 31, May 31, July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16, and October 12, 2006, the Relocation Receivables Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and in August 2006 increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Relocation Receivables Sale Agreement does not contain any financial covenants, but does contain requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations.  The amendments to the Relocation Receivables Agreement and the Relocation Receivables Sale Agreement are included in our Current Reports on Form 8-K filed with the SEC on April 5, 2005, June 2, 2005, July 1, 2005, October 4, 2005, November 17, 2005, December 21, 2005, March 31, 2006, August 17, 2006, October 18, 2006, and December 29, 2006.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our independent registered public accounting firm and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005.  The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiff seeks unspecified damages.

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

This case is in the preliminary stages; its outcome is not predictable at this time and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, we have not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

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

Governmental Investigations—Department of Justice

We entered into a plea agreement with the Department of Justice (the “DOJ”) in February 2006, pursuant to which one of our subsidiaries, Allied Freight Forwarding, Inc. (“Allied Freight”), entered guilty pleas to two counts of violating the Sherman Antitrust Act, 15 U.S.C §1. Pursuant to the plea agreement, Allied Freight was required to pay a fine of approximately $1.0 million to the U.S. government, which was accrued in 2004. This settlement resolves the DOJ’s criminal investigation of certain conduct by Allied Freight and certain former employees occurring between April 2000 and October 2001. That investigation related to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed by the Surface Deployment and Distribution Command (formerly known as the Military Traffic Management Command) of the U.S. Army, utilizing private moving companies.

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

We are cooperating with the investigations. For the six months ended June 30, 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established a reserve in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

We believe that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on our overall operations, financial condition, or liquidity, although there can be no assurance that it will not. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized, which could have a material adverse effect on our overall operations, financial condition, or liquidity.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. We finalized our domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first quarter of 2005, we repatriated $16.1 million of foreign earnings with a tax liability of $2.2 million. There were no repatriations in the second quarter of 2005. The tax liability associated with the repatriated funds from continuing operations is more offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in the continuing operations income tax benefit for the six months ended June 30, 2005.

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

•       the impact of the material weaknesses in internal control over financial reporting identified in the 2004 Annual Report on Form 10-K/A Amendment No. 1, and the cost of remediating those weaknesses;

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Part I, Item 1, “Business – Business Risks” in the 2004 Annual Report on Form 10-K/A Amendment No. 1, should be considered when reviewing the forward-looking statements contained in this report.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2005. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2004 Annual Report on Form 10-K/A Amendment No. 1, management concluded that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses listed in 1 through 15 below which continued to exist as of June 30, 2005:

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

Additionally, as described more fully in Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, management identified the following material weaknesses:

16)           The Company did not maintain effective controls over the complete and accurate recording of revenue within their Moving Services segment.

17)           The Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment.

In connection with management’s evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, the following additional material weakness has been identified:

1)                                      The Company did not maintain effective controls over access to financial application programs and data.  Specifically, certain personnel had unrestricted access to various financial application programs and data beyond their assigned responsibilities and controls were not operating to monitor such access.   This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of substantially all financial statement accounts and their related disclosures that would not be prevented or detected.

Additionally, these control deficiencies could result in a material misstatement of substantially all the account and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2005, the Company identified a new material weakness as discussed above relating to access to financial application programs and data, which is a change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

See Note 15, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.           RISK FACTORS

See section “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.                    EXHIBITS

Exhibit Number	Description of Document	Method of Filing
10.1

Second Amendment to Amended and Restated Receivables Sale Agreement, dated as of May 31, 2005, among SIRVA Relocation Credit, LLC, SIRVA Relocation LLC, Executive Relocation Corporation, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed June 2, 2005 and incorporated herein by reference.

10.2

Waiver and Third Amendment to Amended and Restated Receivables Sale Agreement, dated as of June 30, 2005, among SIRVA Relocation Credit, LLC, SIRVA Relocation LLC, Executive Relocation Corporation, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed July 1, 2005 and incorporated herein by reference.

10.3

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