Form 10-Q
period 2005-09-30
SIRVA INC
filed 2007-01-30
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

SIRVA, INC.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*

ITEM 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	61

ITEM 1A.	Risk Factors	61

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

ITEM 3.	Defaults Upon Senior Securities	*

ITEM 4.	Submission of Matters to a Vote of Security Holders	*

ITEM 5.	Other Information	*

ITEM 6.	Exhibits	62

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Revenues:
Service revenue	$690.0	$659.7	$1,669.5	$1,529.5
Home sale revenue	446.5	398.2	1,180.4	938.5
Total revenues	1,136.5	1,057.9	2,849.9	2,468.0
Direct expenses:
Purchased transportation expense	426.8	407.9	990.8	907.2
Cost of homes sold	451.0	400.4	1,188.7	942.1
Other direct expense	138.3	127.6	376.9	330.7
Total direct expenses	1,016.1	935.9	2,556.4	2,180.0
Gross margin	120.4	122.0	293.5	288.0
Operating expenses:
General and administrative expense	99.1	70.7	323.2	217.4
Impairments	48.5	—	52.8	—
Intangibles amortization	2.9	1.5	8.8	4.5
Restructuring expense	—	2.1	6.3	2.1
Operating income (loss) from continuing operations	(30.1)	47.7	(97.6)	64.0
Interest expense, net	9.2	4.5	24.2	14.1
Other (income) expense, net	(0.3)	0.1	—	0.1
Income (loss) from continuing operations before income taxes	(39.0)	43.1	(121.8)	49.8
Income tax expense	127.7	14.9	98.6	14.7
Income (loss) from continuing operations	(166.7)	28.2	(220.4)	35.1
Loss from discontinued operations, net of income tax benefit of $3.6, $12.7, $3.8 and $8.6, respectively	(34.2)	(20.3)	(28.9)	(13.2)
Net income (loss)	$(200.9)	$7.9	$(249.3)	$21.9
Basic income (loss) per share:
Income (loss) from continuing operations	$(2.26)	$0.38	$(2.99)	$0.49
Loss from discontinued operations	(0.46)	(0.28)	(0.39)	(0.18)
Net income (loss)	(2.72)	0.11	(3.38)	0.31
Diluted income (loss) per share:
Income (loss) from continuing operations	$(2.26)	$0.37	$(2.99)	$0.47
Loss from discontinued operations	(0.46)	(0.27)	(0.39)	(0.18)
Net income (loss)	(2.72)	0.10	(3.38)	0.29

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	Restated December 31,
(In millions, except share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32.9	$72.1
Short-term investments	48.7	161.6
Accounts and notes receivable, net of allowance for doubtful accounts of $19.5 and $24.8, respectively	454.8	451.3
Mortgages held for resale	135.7	79.0
Relocation properties held for resale, net	94.5	89.9
Assets held for sale	235.6	13.1
Deferred income taxes	1.1	35.5
Other current assets	27.3	41.8
Total current assets	1,030.6	944.3
Property and equipment, net	122.4	163.6
Goodwill	327.8	391.4
Intangible assets, net	221.0	264.3
Assets held for sale	46.2	16.6
Other long-term assets	24.2	38.9
Total long-term assets	741.6	874.8
Total assets	$1,772.2	$1,819.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$182.7	$129.9
Accounts payable	198.3	190.9
Accrued purchased transportation expense	108.6	76.7
Cargo claims and insurance loss reserves	39.1	82.3
Unearned premiums and other deferred credits	46.3	79.4
Accrued income taxes	37.5	38.1
Liabilities associated with assets held for sale	133.4	11.3
Other current liabilities	153.3	117.4
Total current liabilities	899.2	726.0
Long-term debt	528.9	532.4
Capital lease obligations	13.5	19.1
Cargo claims and insurance loss reserves	3.0	44.1
Liabilities associated with assets held for sale	63.4	5.2
Deferred income taxes	55.8	—
Other long-term liabilities	77.6	90.3
Total long-term liabilities	742.2	691.1
Total liabilities	1,641.4	1,417.1
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,494,138 issued and 73,900,159 outstanding at September 30, 2005 and 76,264,696 issued and 73,670,717 outstanding at December 31, 2004	0.8	0.8
Additional paid-in-capital	486.7	485.1
Accumulated other comprehensive (loss) income	(9.0)	14.5
Accumulated deficit	(337.6)	(88.3)
	140.9	412.1
Less cost of treasury stock, 2,593,979 shares at September 30, 2005 and December 31, 2004	(10.1)	(10.1)
Total stockholders’ equity	130.8	402.0
Total liabilities and stockholders’ equity	$1,772.2	$1,819.1

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
		Restated
(In millions)	2005	2004
Cash flows from operating activities:
Net (loss) income	$(249.3)	$21.9
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	38.6	39.9
Write-off of deferred debt issuance costs	—	0.2
Loss on bond extinguishment	—	0.4
Provision for losses on accounts and notes receivable	6.3	3.3
Write-down of relocation properties	6.2	0.3
Stock compensation expense	0.8	1.7
Deferred income taxes	83.8	(1.2)
Impairment of goodwill and other assets	81.8	19.7
Gain on sale of assets, net	(7.7)	(7.6)
Change in operating assets and liabilities:
Accounts and notes receivable	(94.0)	(134.0)
Originations of mortgages held for resale	(1,022.3)	(784.1)
Sales of mortgages held for resale	965.7	758.3
Accounts payable	14.5	27.9
Other current assets and liabilities	100.7	61.8
Other long-term assets and liabilities	13.5	0.1
Net cash (used for) provided by operating activities	(61.4)	8.6
Cash flows from investing activities:
Purchases of investments	(68.3)	(90.8)
Proceeds from sale or maturity of investments	60.4	73.7
Capital expenditures	(20.7)	(22.0)
Proceeds from sale of property and equipment	1.8	12.4
Acquisitions, net of cash acquired	(1.1)	(12.5)
Dispositions, net of cash sold	26.2	—
Other investing activities	(0.5)	(1.4)
Net cash used for investing activities	(2.2)	(40.6)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	1,226.9	519.7
Repayments on short-term and long-term debt	(1,223.0)	(500.3)
Borrowings on mortgage and relocation facilities	1,034.2	803.9
Repayments on mortgage and relocation facilities	(982.9)	(787.6)
Repayments on capital lease obligations	(3.4)	(3.2)
Proceeds from issuance of common stock	1.1	0.1
Proceeds from exercises of warrants	—	35.0
Change in book overdrafts	5.6	1.6
Debt issuance costs	(4.1)	(0.5)
Other financing activities	—	(0.8)
Net cash provided by financing activities	54.4	67.9
Effect of exchange rate changes on cash and cash equivalents	(2.1)	0.1
Net (decrease) increase in cash and cash equivalents	(11.3)	36.0
Increase in cash included in assets held for sale	(27.9)	(2.2)
Cash and cash equivalents at beginning of period	72.1	60.2
Cash and cash equivalents at end of period	$32.9	$94.0

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

In the 2004 Annual Report on Form 10-K/A Amendment No. 1, the Company restated its prior period financial statements, including financial data for the three and nine months ended September 30, 2004. The Condensed Consolidated Balance Sheet, Statements of Operations and Statements of Cash Flows as of September 30, 2004 and for the three and nine months ended September 30, 2004 in this report have been restated. For information on the restatement and the impact of the restatement on the Company’s financial statements for the three and nine months ended September 30, 2004, see Note 2 “Restatement.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Net income (loss) as reported	$(200.9)	$7.9	$(249.3)	$21.9
Stock compensation expense included in net income (loss)	0.1	0.5	0.2	1.3
Pro forma stock compensation expense under fair value method, net	(0.4)	(1.5)	(2.2)	(4.4)
Pro forma net income (loss)	$(201.2)	$6.9	$(251.3)	$18.8
Basic net income (loss) per share:
As reported	$(2.72)	$0.11	$(3.38)	$0.31
Pro forma	(2.72)	0.09	(3.41)	0.26
Diluted net income (loss) per share:
As reported	$(2.72)	$0.10	$(3.38)	$0.29
Pro forma	(2.72)	0.09	(3.41)	0.25

Recently issued accounting pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first nine months of 2005, the Company has repatriated $18.2 million of foreign earnings.  The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations for the nine months ended September 30, 2005. The net tax expense of $4.2 million associated with the repatriated funds from discontinued operations intended to be repatriated in the fourth quarter has been included in the tax on discontinued operations for the nine months ended September 30, 2005.

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

NOTE 2.  RESTATEMENT

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 have been restated. The following tables summarize the impact of the accounting errors on selected major income statement line items:

	Three Months Ended September 30, 2004
(In millions)	Revenues	Purchased transpor- tation expense	Total direct expenses	General and admini- strative expense	Income from continuing operations before income taxes	Income from continuing operations	Net income
As originally reported	$710.7	$413.9	$584.4	$80.0	$38.4	$25.9	$9.1
Adjustment to reflect reclassification to discontinued operations	(63.5)	(8.1)	(56.8)	(8.4)	3.7	1.9	—
Overstated commission income (1)	—	—	—	—	—	—	0.3
Facility lease accounting (2)	—	—	0.2	—	(0.2)	(0.2)	0.2
Overstated premium revenue (3)	—	—	—	—	—	—	(2.0)
Understated customer incentives or agent commission liabilities (4)	—	—	—	—	—	—	—
Intercompany accounts (5)	—	0.1	0.1	0.4	(0.5)	(0.5)	(0.9)
Global Relocation Services revenue (6)	10.8	—	6.8	—	4.0	4.0	4.0
Income tax (7)	—	—	—	—	—	(0.6)	0.3
Presentation of home sales on a gross basis (8)	398.2	—	398.2	—	—	—	—
Reconciliation and analysis (9)	(1.6)	(1.2)	(0.5)	—	(1.2)	(1.2)	(1.6)
Contract accounting (10)	—	—	—	—	—	—	1.1
Agent revenue distribution (11)	—	0.1	0.1	—	(0.1)	(0.1)	(0.1)
Bad debt reserve analysis (12)	—	—	—	—	—	—	(0.3)
Journal entries (13)	(0.5)	—	0.7	0.2	(1.4)	(1.4)	(2.8)
Purchase accounting (14)	(1.0)	—	(0.1)	(0.3)	(0.6)	(0.6)	(0.7)
Severance and stock-based compensation (15)	—	—	—	(0.2)	0.2	0.2	0.2
Presentation of interest and investment income and expense (16)	2.3	—	1.2	1.1	—	—	—
Other (17)	2.5	3.1	1.6	(2.1)	0.8	0.8	1.1
Total restatement impact	347.2	(6.0)	351.5	(9.3)	4.7	2.3	(1.2)
Restated	$1,057.9	$407.9	$935.9	$70.7	$43.1	$28.2	$7.9

	Nine Months Ended September 30, 2004
(In millions)	Revenues	Purchased transpor- tation expense	Total direct expenses	General and admini- strative expense	Income from continuing operations before income taxes	Income from continuing operations	Net income
As originally reported	$1,710.4	$928.8	$1,374.4	$234.5	$77.7	$52.0	$33.1
Adjustment to reflect reclassification to discontinued operations	(180.5)	(23.5)	(136.6)	(20.4)	(17.7)	(11.4)	—
Overstated commission income (1)	—	—	—	—	—	—	0.1
Facility lease accounting (2)	—	—	0.4	0.3	(0.7)	(0.7)	(0.4)
Overstated premium revenue (3)	—	—	—	—	—	—	(2.0)
Understated customer incentives or agent commission liabilities (4)	—	0.3	0.3	—	(0.3)	(0.3)	(0.3)
Intercompany accounts (5)	—	0.5	0.5	0.6	(1.1)	(1.1)	(1.0)
Global Relocation Services revenue (6)	(2.7)	—	(0.8)	—	(1.9)	(1.9)	(1.9)
Income tax (7)	—	—	—	—	—	4.7	8.3
Presentation of home sales on a gross basis (8)	938.5	—	938.5	—	—	—	—
Reconciliation and analysis (9)	(3.8)	(2.3)	(1.3)	0.5	(3.0)	(3.0)	(5.7)
Contract accounting (10)	—	—	—	—	—	—	(2.5)
Agent revenue distribution (11)	—	0.3	0.2	0.1	(0.3)	(0.3)	(0.3)
Bad debt reserve analysis (12)	—	—	—	—	—	—	(0.6)
Journal entries (13)	(0.1)	—	(0.2)	0.7	(0.6)	(0.6)	(2.8)
Purchase accounting (14)	(1.4)	—	(0.4)	(0.5)	(0.5)	(0.5)	(1.0)
Severance and stock-based compensation (15)	—	—	—	0.3	(0.3)	(0.3)	(0.3)
Presentation of interest and investment income and expense (16)	5.1	—	3.0	2.1	—	—	—
Other (17)	2.5	3.1	2.0	(0.8)	(1.5)	(1.5)	(0.8)
Total restatement impact	757.6	(21.6)	805.6	(17.1)	(27.9)	(16.9)	(11.2)
Restated	$2,468.0	$907.2	$2,180.0	$217.4	$49.8	$35.1	$21.9

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

(8)  Presentation of home sales on a gross basis.  For homes purchased through its fixed-fee product, the Company historically recorded revenues and cost on home sales at a net amount recorded in cost of sales. The Company now reports revenue from the sales of homes and related costs gross on the Condensed Consolidated Statement of Operations. The amounts relate to Global Relocation Services home sale revenues and related cost of homes sold for those homes, which the Company takes into inventory and assumes ownership risk.

(9)  Reconciliation and analysis.  The Company recorded adjustments resulting from the failure to appropriately reconcile account balances to subledgers or other support, as well as appropriately adjust account balances for unreconciled differences relating to substantially all accounts and their related disclosures. Additionally, estimates used for various accrual and allowance accounts were not updated on a timely, recurring basis.

(10)  Contract accounting.  The Company determined that contracts within its Network Services segment were not appropriately evaluated for reinsurance, profit sharing commission or stop loss clauses and accordingly did not appropriately account for these items. Such adjustments impacted income recognition and required the establishment of liabilities due to customers, state regulatory agencies or reinsurers. The Company recorded adjustments to accounts receivable, prepaid assets, goodwill, insurance loss and cargo claim reserves, accrued liabilities, revenues, commission income, other direct expense and general and administrative expense to correct for these errors for insurance and reinsurance related transactions.

(11)  Agent revenue distribution.  The Company determined that accrual balances related to customer incentive and agent commission liabilities were not correctly recorded. The Company recorded adjustments to properly reflect their legal obligation with respect to payments to agents for incremental services provided by agents, which are not billed separately to customers, and duplicate payments made by customers.

(12)  Bad debt reserve analysis.  The Company determined that bad debt reserves were not properly measured and recorded on a monthly basis within its Network Services segment. As a result, the Company recorded adjustments to the allowance for doubtful accounts balances.

(13) Journal entries.   Effective controls were not maintained to provide for review and approval of manual and non-recurring journal entries, and in some instances, entries lacked acceptable and sufficient supporting documentation resulting in errors. Adjustments to correct these errors have been recorded.

(14) Purchase accounting.  Controls over the selection, application and monitoring of accounting policies related to business combinations were not effectively maintained requiring adjustment to the fair values of certain assets and liabilities and the amortization of intangible assets.

(15)  Severance and stock-based compensation.   Adjustments were made to general and administrative expense and accrued liabilities resulting from ineffective controls over future payments and stock-based compensation due to severed employees.

(16)  Presentation of interest and investment income and expense.   The Company corrected the classification of interest and investment income and expense from general and administrative expense to revenues and other direct expense on the Consolidated Statement of Operations.  The Company generates interest income on mortgages and equity advances and expenses primarily from the Global Relocation Services segment as part of its business operations.  These amounts had inappropriately been presented on a net basis in either general and administrative expense or other direct expense.

(17)  Other.  The Company recorded other various adjustments that are not applicable to the above categories.

The following table summarizes the impact of the accounting errors described above on income from continuing operations before income taxes by segment, as well as the impact on net income and diluted net income per share for the three and nine months ended September 30, 2004:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Amount	% of Total	Amount	% of Total
Global Relocation Services	$2.4	200.0%	$(3.5)	36.8%
Moving Services North America	—	—%	(2.3)	24.2%
Moving Services Europe and Asia Pacific	(1.2)	(100.0)%	(3.2)	33.7%
Corporate	—	—%	(0.5)	5.3%
Income (loss) from continuing operations before income taxes	$1.2	100.0%	$(9.5)	100.0%
Net loss	$(1.2)		$(11.2)
Diluted net loss per share	$(0.02)		$(0.15)

Balance Sheet Reclassifications and Adjustments

In addition to the impact of the aforementioned adjustments, the Company recorded additional adjustments that did not affect net loss, but corrected the presentation of previously reported balances in the Condensed Consolidated Balance Sheet as of September 30, 2004. A brief description of the presentation corrections greater than $1.0 million is included below.

(1)  Short-term investments and other long-term assets.  The Company corrected the classification of marketable security investments from long-term assets to short-term investments on the Condensed Consolidated Balance Sheet as the Company’s policy is to classify these securities as current or noncurrent based on their maturities and/or the security’s availability for current operations. The impact of the restatement was $107.5 million.

(2)  Home equity advances.  The Company reclassified home equity advances from relocation properties held for resale to accounts and notes receivable on the Condensed Consolidated Balance Sheet to correct for a categorization error in the consolidation ledger. The impact of the restatement was $32.1 million.

In addition, the Company had previously aggregated amounts related to home equity advances that were due to customers with amounts due from customers based on individual customer account balances. The Company has corrected the Condensed Consolidated Balance Sheet to record these receivables separate from the payables. The impact of the restatement was $27.3 million.

(3)  Indemnification and accrued tax interest receivable.  The Company has determined that an indemnification receivable and an equivalent tax liability (both with interest) of approximately $23.2 million should have been recorded at the time Pickfords Ltd. was acquired in 1999. The Company has restated its Condensed Consolidated Balance Sheet to reflect these adjustments of $31.7 million.

(4)  Insurance loss reserves.  The Company reclassified insurance loss reserve amounts from short-term liabilities to long-term liabilities on the Condensed Consolidated Balance Sheet to reflect the expected period of payment. The impact of the restatement was $35.6 million.

(5)  Home property loan interest.  The Company has determined that the journal entry to record home property loan interest was recorded twice in error. The Company has corrected the Condensed Consolidated Balance Sheet to remove the duplicate home property loan interest from both accounts and notes receivable and short-term debt. The impact of the restatement was $2.6 million.

(6)  Cargo claims reserves.  The Company reclassified cargo claims reserve amounts from short-term liabilities to long-term liabilities on the Condensed Consolidated Balance Sheet to reflect the expected period of payment. The impact of the restatement was $1.1 million.

(7)  Purchase accounting adjustments.  The Company reclassified account balances related to the purchase accounting from the November 1999 acquisition of Allied Van Lines, Inc. on the Condensed Consolidated Balance Sheet between other current liabilities and accrued purchased transportation expense. The impact of the restatement was $1.4 million.

(8)  Currency translation.   The Company had incorrectly attributed certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the United States and translated other goodwill and intangible assets related to foreign operations using historical exchange rates instead of current exchange rates. The Company corrected goodwill and intangible balances in the restated financial statements. The Company also recorded an adjustment to deferred income tax liabilities for the future tax consequences attributable to the financial and tax basis differences associated with the intangible assets. The fluctuation in the required deferred income tax liabilities for each year is caused by changes in the jurisdictional tax rates and by exchange rate differences. The following table summarizes the impact of these changes on the following balance sheet line items:

(In millions)
Increase in goodwill, net	$13.5
Increase in intangible assets, net	5.8
Decrease in deferred income tax liabilities	3.2
Increase in accumulated other comprehensive income	19.8
Decrease in accumulated deficit	2.7

(9)  Capital leases.  The Company had previously classified certain equipment leases as operating leases that have now been determined to be capital leases. The Company has corrected the Condensed Consolidated Balance Sheet to record property and equipment assets and the associated capital lease obligation liabilities. In addition, certain liabilities associated with capital leases were previously recorded as debt rather than capital lease obligations. The impact of the capital lease restatement was to increase property and equipment and capital lease obligation by $1.2 million. The impact of the reclassification from debt to capital lease obligation was $0.9 million, inclusive of both short-term and long-term components.

(10)  Deferred credits.  The Company had previously recorded certain facility lease reserves and deferred lease credits associated with lease incentives or step-rent provisions as short-term liabilities; however, the nature of the facility lease reserves and deferred lease credits was long-term. The Company has corrected the Condensed Consolidated Balance Sheet to reclassify amounts from unearned premiums and other deferred credits to other long-term liabilities. The impact of the restatement was $9.7 million.

(11)  Insurance agent commissions.  The Company had previously aggregated amounts due to its insurance agents with amounts due from its insurance agents. The Company has corrected the Condensed Consolidated Balance Sheet to record the commissions payable and commissions receivable separately. The impact of the restatement was $5.5 million.

 (12)  BIPD fund presentation.  The Company had previously recorded amounts related to the BIPD Fund on a gross basis as accounts receivable, prepaid assets or deposits and claims payable. As these are assets and liabilities of the BIPD Fund rather than those of the Company, they should be recorded net with the net liability representing the amount the Company has payable to the BIPD Fund for amounts collected in excess of claims paid. The Company has corrected the Condensed Consolidated Balance Sheet to record all amounts related to the BIPD Fund as a net liability. The impact of the restatement was to decrease other current assets by $1.7 million, decrease other long-term assets by $0.9 million, and decrease insurance loss and cargo claims reserves by $2.6 million.

(13)  Negative cash balances and restricted cash.  The Company had previously classified certain book overdrafts as cash. The Company recorded an adjustment to increase cash and other current liabilities. The impact of the restatement was $0.1 million. In addition, the Company had previously classified restricted cash as unrestricted cash. The Company recorded an adjustment to decrease cash and increase other current assets. The impact of the restatement was $3.6 million.

Correction of Diluted Share Counts

In addition to the impact of the aforementioned adjustments to the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet, the Company has corrected the calculation of diluted shares. In the past, when calculating the assumed proceeds under the treasury stock method, the Company mistakenly did not consider the amount of excess tax benefits that would be credited to additional paid-in capital when assuming the exercise of the options. The correction resulted in average diluted shares decreasing by 1,154,588 and 1,533,985 for the quarter and year-to-date periods ended September 30, 2004, respectively.

Principal Financial Statement Impact

The effect of the restatement adjustments on the Company’s previously issued unaudited condensed consolidated financial statements, together with the changes in presentation noted above, at September 30, 2004 have been summarized below.

Balance Sheet

	September 30, 2004
(In millions, except share amounts)	Originally Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$97.5	$94.0
Short-term investments	12.1	119.6
Accounts and notes receivable, net of allowance for doubtful accounts of $21.3 and $22.7, respectively	458.6	471.1
Relocation properties related receivables	69.1	76.8
Mortgages held for resale	83.8	83.8
Relocation properties held for resale, net	92.7	63.6
Deferred income taxes	37.4	37.1
Assets held for sale	46.0	14.1
Other current assets	31.2	35.5
Total current assets	928.4	995.6

Investments	103.6	5.5
Property and equipment, net	149.0	149.9
Goodwill	346.4	367.1
Intangible assets, net	226.7	232.2
Assets held for sale	—	16.4
Other long-term assets	31.2	37.3
Total long-term assets	856.9	808.4
Total assets	$1,785.3	$1,804.0
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3.6	$3.4
Current portion of capital lease obligations	4.2	4.7
Short-term debt	114.1	111.5
Accounts payable	89.1	92.3
Relocation properties related payables	123.4	86.9
Accrued purchased transportation expense	97.5	104.1
Insurance loss and cargo claims reserves	91.1	73.1
Unearned premiums and other deferred credits	90.4	91.3
Accrued income taxes	9.9	41.2
Liabilities associated with assets held for sale	19.7	13.0
Other current liabilities	107.4	111.8
Total current liabilities	750.4	733.3

Long-term debt	444.2	443.5
Capital lease obligations	15.8	17.2
Insurance loss and cargo claims reserves	—	37.4
Deferred income taxes	43.2	21.7
Liabilities associated with assets held for sale	—	1.9
Other long-term liabilities	62.8	72.4
Total long-term liabilities	566.0	594.1
Total liabilities	1,316.4	1,327.4

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,142,823 issued and 73,548,844 outstanding at September 30, 2004	0.8	0.8
Additional paid-in-capital	485.2	484.9
Unearned compensation	(2.0)	(2.0)
Accumulated other comprehensive (loss) income	(17.4)	0.4
Retained earnings	12.4	2.6
	479.0	486.7
Less cost of treasury stock shares, 2,593,979 shares at September 30, 2004	(10.1)	(10.1)
Total stockholders’ equity	468.9	476.6
Total liabilities and stockholders’ equity	$1,785.3	$1,804.0

Statement of Operations

	Three Months Ended September 30, 2004
(In millions, except per share amounts)	Originally Reported	Restated (a)	Restated (b)
Revenues:
Service revenue	$710.7	$720.1	$659.7
Home sale revenue	—	398.2	398.2
Total revenues	710.7	1,118.3	1,057.9
Direct expenses:
Purchased transportation expense	413.9	416.1	407.9
Cost of homes sold	—	400.4	400.4
Other direct expense	170.5	175.4	127.6
Total direct expenses	584.4	991.9	935.9
Gross margin	126.3	126.4	122.0
Operating expenses:
General and administrative expense	80.0	79.2	70.7
Intangibles amortization	2.0	2.1	1.5
Restructuring expense	—	2.1	2.1
Operating income from continuing operations	44.3	43.0	47.7
Interest expense, net	6.1	6.1	4.5
Other (income) expense, net	(0.2)	0.1	0.1
Income from continuing operations before income taxes	38.4	36.8	43.1
Income tax expense	12.5	12.4	14.9
Income from continuing operations	25.9	24.4	28.2
Loss from discontinued operations, net of income tax benefit of $10.1, $10.3 and $12.7, respectively	(16.8)	(16.5)	(20.3)
Net income	$9.1	$7.9	$7.9
Basic income (loss) per share:
Income from continuing operations	$0.35	$0.33	$0.38
Loss from discontinued operations	(0.23)	(0.23)	(0.28)
Net income	0.12	0.11	0.11
Diluted income (loss) per share:
Income from continuing operations	$0.34	$0.32	$0.37
Loss from discontinued operations	(0.22)	(0.22)	(0.27)
Net income	0.12	0.10	0.10

Statement of Operations

	Nine Months Ended September 30, 2004
(In millions, except per share amounts)	Originally Reported	Restated (a)	Restated (b)
Revenues:
Service revenue	$1,710.4	$1,706.8	$1,529.5
Home sale revenue	—	938.5	938.5
Total revenues	1,710.4	2,645.3	2,468.0
Direct expenses:
Purchased transportation expense	928.8	930.7	907.2
Cost of homes sold	—	942.1	942.1
Other direct expense	445.6	445.9	330.7
Total direct expenses	1,374.4	2,318.7	2,180.0
Gross margin	336.0	326.6	288.0
Operating expenses:
General and administrative expense	234.5	242.2	217.4
Intangibles amortization	5.8	6.3	4.5
Restructuring expense	—	2.1	2.1
Operating income from continuing operations	95.7	76.0	64.0
Interest expense, net	18.6	18.6	14.1
Other (income) expense, net	(0.6)	0.1	0.1
Income from continuing operations before income taxes	77.7	57.3	49.8
Income tax expense	25.7	17.2	14.7
Income from continuing operations	52.0	40.1	35.1
Loss from discontinued operations, net of income tax benefit of $11.2, $11.1 and $8.6, respectively	(18.9)	(18.2)	(13.2)
Net income	$33.1	$21.9	$21.9
Basic income (loss) per share:
Income from continuing operations	$0.72	$0.56	$0.49
Loss from discontinued operations	(0.26)	(0.25)	(0.18)
Net income	0.46	0.31	0.31
Diluted income (loss) per share:
Income from continuing operations	$0.69	$0.54	$0.47
Loss from discontinued operations	(0.25)	(0.24)	(0.18)
Net income	0.44	0.29	0.29

(a)	Amounts reported in the originally reported first quarter 2004 Form 10-Q adjusted for corrections noted in the 2004 Annual Report on Form 10-K/A Amendment No. 1.
(b)

Restated financial information presented on a comparable basis with 2005 accounting for the reclassification to discontinued operations those operations which were discontinued since the third quarter of 2004.

Statement of Cash Flows

	Nine Months Ended September 30, 2004
(In millions)	Originally Reported	Restated
Cash flows from operating activities:
Net income	$33.1	$21.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.2	39.9
Write-off of deferred debt issuance costs	—	0.2
Loss on bond extinguishment	—	0.4
Provision for losses on accounts and notes receivable	2.5	3.3
Write-down of relocation properties	—	0.3
Stock compensation expense	1.2	1.7
Deferred income taxes	6.9	(1.2)
Impairment of goodwill and other assets	19.7	19.7
Gain on sale of assets, net	(7.5)	(7.6)
Change in operating assets and liabilities:
Accounts and notes receivable	(141.3)	(134.0)
Originations of mortgages held for resale	(25.8)	(784.1)
Sales of mortgages held for resale	—	758.3
Relocation properties related assets and liabilities	(9.1)	—
Accounts payable	16.1	27.9
Other current assets and liabilities	73.5	61.8
Other long-term assets and liabilities	2.3	0.1
Net cash provided by operating activities	10.8	8.6
Cash flows from investing activities:
Purchases of investments	(90.8)	(90.8)
Proceeds from sale or maturity of investments	73.7	73.7
Capital expenditures	(22.4)	(22.0)
Proceeds from sale of property and equipment	12.4	12.4
Acquisitions, net of cash acquired	(12.5)	(12.5)
Other investing activities	(1.4)	(1.4)
Net cash used for investing activities	(41.0)	(40.6)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	517.2	519.7
Repayments on short-term and long-term debt	(497.6)	(500.3)
Borrowings on mortgage and relocation facilities	812.3	803.9
Repayments on mortgage and relocation facilities	(794.8)	(787.6)
Repayments on capital lease obligations	(3.2)	(3.2)
Proceeds from issuance of common stock	—	0.1
Proceeds from exercise of warrants	35.0	35.0
Change in book overdrafts	—	1.6
Debt issuance costs	—	(0.5)
Other financing activities	(2.2)	(0.8)
Net cash provided by financing activities	66.7	67.9
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase in cash and cash equivalents	36.6	36.0
Increase in cash included in assets held for sale	(2.2)	(2.2)
Cash and cash equivalents at beginning of period	63.1	60.2
Cash and cash equivalents at end of period	$97.5	$94.0

NOTE 3.  INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2005	Restated 2004	2005	Restated 2004
Income (loss) from continuing operations	$(166.7)	$28.2	$(220.4)	$35.1
Basic weighted average common shares outstanding	73.9	73.4	73.8	71.6
Assumed conversion of stock options and awards	—	2.2	—	2.8
Diluted weighted average common shares outstanding	73.9	75.6	73.8	74.4
Basic income (loss) from continuing operations per share	$(2.26)	$0.38	$(2.99)	$0.49
Diluted income (loss) from continuing operations per share	$(2.26)	$0.37	$(2.99)	$0.47

Options to purchase 1.5 million shares and 0.1 million shares of common stock were outstanding during the three and nine month periods ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 1.3 million shares and 1.2 million shares for the three and nine month periods ended September 30, 2005 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”). The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.8%, as of September 30, 2005.

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	Restated 2004	2005	Restated 2004
Net (loss) income	$(200.9)	$7.9	$(249.3)	$21.9
Foreign currency translation adjustment, net of tax expense (benefit) of $2.1, $0.3, $0.0 and $(0.1), respectively	(5.8)	3.2	(25.1)	2.1
Unrealized gain on securities available-for-sale, net of tax expense of $0.1, $0.3, $0.0 and $0.1, respectively	0.2	0.5	—	0.3
Minimum pension liability adjustment, net of tax (benefit) expense of $(0.2), $0.0, $0.0 and $0.0, respectively	0.3	—	0.7	—
Unrealized hedging gain (loss), net of tax (benefit) expense of $(0.2), $(0.2), $0.0 and $0.7, respectively	0.6	(0.4)	0.9	1.1
Comprehensive (loss) income	$(205.6)	$11.2	$(272.8)	$25.4

The components of accumulated other comprehensive income (loss) were:

(In millions)	September 30, 2005	December 31, 2004
Foreign currency translation adjustment	$30.5	$55.6
Unrealized hedging gain (loss)	0.6	(0.3)
Unrealized gain on securities available for sale	0.3	0.3
Minimum pension liability adjustment	(40.4)	(41.1)
Accumulated other comprehensive (loss) income	$(9.0)	$14.5

NOTE 5.  INCOME TAXES

Reconciliation of Statutory Rate to Effective Rate

The Company recorded an income tax expense of $98.6 million and $14.7 million on a pre-tax loss of $121.8 million and income of $49.8 million from continuing operations for the nine months ended September 30, 2005 and 2004, respectively. The Company’s effective tax rate for the nine months ended September 30, 2005 is not meaningful due to the establishment in the third quarter of 2005 of a full valuation allowance against the U.S. and certain foreign subsidiaries net deferred tax assets, as discussed below. Exclusive of non-cash charges for deferred tax valuation allowances, the provision for income taxes would have been a tax benefit of $31.1 million based on a pre-tax loss from continuing operations of $121.8 million, resulting in an effective rate of 25.6%. For the nine months ended September 30, 2004, the effective tax rate was 29.5%. The increase in the effective tax rate is primarily attributable to the write-off of non-deductible goodwill associated with the Company’s continental Europe operations (see Note 12 “Impairments”).

Deferred Tax Assets and Liabilities

During the quarter ended September 30, 2005, the Company performed its quarterly assessment of net deferred tax assets.  The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets:  future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering the Company’s cumulative pre-tax losses in recent years and for the nine months ended September 30, 2005, as well as the impact of continued losses expected in 2006, the Company has concluded that it no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when the Company had a perspective on full-year results and future forecasts, as the Company had completed its busy season when it historically recognizes a significant amount of its profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the net U.S. and certain foreign subsidiaries deferred tax assets were recorded at September 30, 2005. The Company expects to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In the third quarter of 2005, non-cash charges of $141.7 million were recorded, of which $126.7 million was allocated to continuing operations. The Company concluded that a valuation allowance on the remaining $1.0 million of foreign deferred tax assets at September 30, 2005 was not required.

Foreign Earnings Repatriation

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorized up to $500.0 million of repatriation of foreign earnings.  In the first nine months of 2005, the Company has repatriated $18.2 million of foreign earnings.  The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations for the nine months ended September 30, 2005. Net tax expense of $4.2 million associated with the repatriated funds from discontinued operations intended to be repatriated in the fourth quarter has been included in the tax on discontinued operations for the nine months ended September 30, 2005.

Taxing Authority Reviews

In a letter and assessment dated August 24, 2005, the Company was informed by the HM Revenue and Customs of the United Kingdom (“Inland Revenue”) that SIRVA UK Ltd. (formerly Pickfords Ltd.) had been assessed tax in the amount of $48.5 million plus interest of $18.6 million relating to the accounting period June 26, 1999 to September 30, 1999.  The Inland Revenue letter stated that the assessment was made to “protect the interests of HM Revenue & Customs due to the imminent expiry of the six-year period for the making of tax assessments.”  The assessment relates to the imputed gain on the transfer of the Pickfords Ltd. business at or near the time it was acquired by the Company in 1999.  The assessment has been appealed and is currently being considered by the Inland Revenue Solicitor’s office.

This tax liability is the subject of a Tax Matters Agreement (“the Agreement”) between SIRVA and Exel Investments, Ltd. (“Exel” formerly NFC plc).  The Agreement states that any tax liability associated with the imputed gain on the transfer of the Pickfords Ltd. business at the time it was acquired by the Company in 1999 is the responsibility of Exel, who has acknowledged this responsibility to the Company.  As a result, the Company has determined that an indemnification receivable from Exel of approximately $23.2 million, along with accrued tax interest receivable, should have been recorded since the time Pickfords Ltd. was acquired in 1999. The difference of $25.3 million, along with accrued interest, between the Inland Revenue assessment and the recorded accrued tax liability and indemnification receivable relates to the determination of Exel’s tax basis in the Pickfords Ltd. business at the time of transfer. If the ultimate determination of tax liability is more than the accrued tax liability and indemnification receivable, the Agreement provides that the Company will receive the amount necessary to satisfy the ultimate tax liability, regardless of amount.  As of September 30, 2005, the accrued tax liability and related indemnification receivable, including accrued interest, total $33.0 million.

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

The Company purchased ERC for $89.1 million (net of cash acquired) inclusive of legal and advisory fees, acquiring net tangible liabilities with a fair value of $14.9 million. The net tangible liabilities consist primarily of accounts payable, net of accounts receivable. Based upon a third-party valuation, the fair value of customer relationships has been recorded in the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. Intangible assets have been recorded as follows:

•                  $28.9 million of intangible assets (primarily customer relationships) with a finite life of approximately 11 years; and

•                  $75.1 million of goodwill.

The acquisition was accounted for as a purchase, and the results of operations of ERC are included in the condensed consolidated financial statements, within the Global Relocation Services segment, since the date of acquisition. Included in the results of the Company for the three and nine months ended September 30, 2005 are $12.3 million and $29.6 million of service revenue and $3.6 million and $4.6 million of operating income from continuing operations, respectively.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (“DJK”), a U.S.-based specialty residential brokerage and relocation services provider, for $2.2 million in cash (net of cash acquired) of which $0.3 million was paid in the first quarter of 2005.  Through its headquarters in New York City, the acquisition of DJK added another provider of rental and corporate housing relocation services to the Company. DJK has been included within the Company’s Global Relocation Services segment since the date of the acquisition.

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

NOTE 7.  DISCONTINUED OPERATIONS

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its High Value Products Division (“HVP”) businesses, as well as certain other logistics businesses, which included Specialized Transportation in Europe and its Transportation Solutions (“TS”) segment in North America. In connection with the 2004 disposal plan, the Company:

•                  Completed the sale of its HVP business, including the Canadian operations, to Specialized Transportation Agent Group, Inc., an entity owned by a group of North American Van Lines, Inc. (“NAVL”) agents, in the fourth quarter of 2004, for a cash purchase price of five dollars and the buyer’s assumption of certain obligations under various agency and customer contracts. The Company retained pre-closing working capital of $18.1 million, and the disposition resulted in pre-tax charges of $40.9 million, which were recorded in the second half of 2004;

•                  Completed the sale of all of the outstanding stock of three subsidiaries (midiData Logistic GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated as the Company’s Specialized Transportation – Europe (“STEU”) business on February 1, 2005, to affiliates of Wincanton plc for an aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million, which was recorded during the first quarter of 2005. The net book value of the business included assets comprised primarily of accounts receivable of

$9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities.  In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005; and

•                  Completed the sale of its TS segment through its NAVL subsidiary to NAL Worldwide LLC (“NAL”), an affiliate of Lake Capital Partners LP, on August 5, 2005 pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million.  The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million was deferred for one year and received in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. Net proceeds from the sale were $11.5 million. In the first quarter of 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million. A pre-tax gain of $1.0 million was recorded in the third quarter of 2006 when the service agreement was fulfilled.

The Company incurred $5.6 million in charges related to logistics warehouses under lease, of which $1.1 million and $4.5 million were recorded in the second and third quarters of 2005, respectively. These costs relate to facilities the Company vacated during 2005. The charges primarily include costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company also incurred compensation and agent costs of $0.9 million and $1.4 million, respectively, which were recorded primarily in the third quarter of 2005.

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

•                  The Flatbed business assets were sold on August 12, 2005 to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets included tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale resulted in a pre-tax gain of $1.7 million during the third quarter of 2005.

In the third quarter of 2005, the Company approved the sale of the following businesses which were completed in the fourth quarter of 2005:

•                  On September 21, 2005, the Company announced a definitive agreement to sell the stock of Transguard Insurance Company of America (“TransGuard”), National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc., and other related companies of its U.S. insurance services group (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. In the third quarter of 2005, the Company recorded its U.S. Insurance Business as a discontinued operation. The transaction closed on December 30, 2005. Gross proceeds will be $56.7 million, of which $4.2 million will be recorded as a receivable.  Net proceeds will be $8.5 million after transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

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

In the third quarter of 2005, the Company recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets, as these assets were no longer deemed fully recoverable based upon the terms of the definitive agreement. In addition, based upon the execution of the definitive agreement, the Company does not have the ability to hold securities to maturity and recognized previously unrealized pre-tax losses on investments of $1.7 million in the third quarter of 2005 and will recognize $0.8 million in the fourth quarter of 2005.

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

•                  On December 8, 2005, the Company sold all of the outstanding stock of its Australian and New Zealand Pickfords Records Management business with an effective date of November 30, 2005 to Iron Mountain, Inc. for net proceeds of approximately $79.0 million, which will result in a pre-tax gain of approximately $56.4 million. In the third quarter of 2005, the Company recorded this business as a discontinued operation and incurred costs related to the disposal of $0.5 million.

Assets and liabilities associated with assets held for sale related to the U.S. Insurance and Records Management businesses at September 30, 2005 consisted of the following:

(In millions)	U.S Insurance	Records Management
Assets:
Cash and cash equivalents	$29.4	$—
Investments	127.3	—
Accounts receivable, net	59.9	4.2
Other current assets	13.8	0.5
Total current assets	230.4	4.7
Property and equipment, net	—	9.6
Goodwill	—	12.4
Other long-term assets	23.4	0.8
Total long-term assets	23.4	22.8
Total assets	$253.8	$27.5
Liabilities:
Accounts payable	$5.7	$1.3
Insurance loss reserves	67.7	—
Unearned premiums and other deferred credits	41.1	—
Other current liabilities	15.0	2.6
Total current liabilities	129.5	3.9
Insurance loss reserves	62.5	—
Other long-term liabilities	0.3	0.5
Total long-term liabilities	62.8	0.5
Total liabilities	$192.3	$4.4

Revenues from discontinued operations were $15.2 million and $107.5 million and pre-tax operating losses were $39.2 million and $33.0 million for the three months ended September 30, 2005 and 2004, respectively, and revenues were $89.9 million and $332.9 million and pre-tax operating losses were $42.5 million and $21.8 million for the nine months ended September 30, 2005 and 2004, respectively. Gain on disposal, net of tax was $0.9 million and $8.9 million for the three and nine months ended September 30, 2005, respectively. There was an insignificant loss on disposal in the three and nine month periods ended September 30, 2004. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing future interest expense to the ongoing operations.

Reserves Associated with Discontinued Operations

The following table provides details of the discontinued operations reserve as of September 30, 2005:

(In millions)	Facility Leases	Trailer Leases	Asset Impairments	Contract Termination Costs	Severance/ Employee Benefits	Total
Balance, December 31, 2004 (restated)	$10.8	$4.1	$—	$2.2	$2.1	$19.2
Provision charged to income	0.4	—	2.1	—	0.2	2.7
Payments	(0.7)	(0.8)	—	(0.8)	(0.5)	(2.8)
Write-off of impaired assets	—	—	(2.1)	—	—	(2.1)
Other adjustments *	(0.8)	(0.2)	—	—	(0.6)	(1.6)
Balance, March 31, 2005	9.7	3.1	—	1.4	1.2	15.4
Provision charged to income	1.1	—	0.1	—	—	1.2
Payments	(0.8)	(0.8)	—	(0.4)	(0.6)	(2.6)
Write-off of impaired assets	—	—	(0.1)	—	—	(0.1)
Balance, June 30, 2005	10.0	2.3	—	1.0	0.6	13.9
Provision charged to income	4.5	—	21.9	1.4	—	27.8
Payments	(1.7)	(0.8)	—	(0.1)	(0.2)	(2.8)
Write-off of impaired assets	—	—	(21.9)	—	—	(21.9)
Other adjustments *	1.0	—	—	—	—	1.0
Balance, September 30, 2005	$13.8	$1.5	$—	$2.3	$0.4	$18.0

Balance sheet classification:
Other current liabilities	$4.2	$1.4	$—	$2.3	$0.4	$8.3
Other long-term liabilities	$9.6	$0.1	$—	$—	$—	$9.7

* Other adjustments in the first quarter of 2005 were due primarily to changes in estimates. Other adjustments in the third quarter of 2005 were due to balance sheet reclassifications of step rent reserves and changes in estimates.

Remaining payments related to trailer and facility leases will be made through March 2008 and November 2014, respectively, while payments related to the other charges above are expected to be completed in 2006. The Company expects that all of the disposal costs, with the exception of asset impairments, listed above will result in future cash expenditures and estimates additional information technology related support costs to be incurred in 2005 and 2006 of $0.7 million and $0.5 million, respectively.

Subsequent Event

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

Accrual Balance.  The restructuring accrual balance was $5.4 million and $2.6 million at September 30, 2005 and December 31, 2004, respectively.  Due to facility lease terms, remaining payments will be made through March 2011. Severance and benefit payments will be paid by December 2006. The balances below are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the nine months ended September 30, 2005:

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Total
Balance at December 31, 2004 (restated)	$1.4	$1.2	$2.6
Restructuring charge	0.3	—	0.3
Payments	(0.6)	(0.4)	(1.0)
Other adjustments	—	(0.5)	(0.5)
Balance at March 31, 2005	1.1	0.3	1.4
Restructuring charge	5.2	0.8	6.0
Payments	(0.9)	(0.2)	(1.1)
Other adjustments	(0.1)	—	(0.1)
Balance at June 30, 2005	5.3	0.9	6.2
Payments	(0.7)	(0.1)	(0.8)
Balance at September 30, 2005	$4.6	$0.8	$5.4

NOTE 9.  INDEPENDENT AND INTERNAL REVIEWS

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of the Company’s former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. General and administrative expense includes third-party costs associated with these reviews, which did not occur in 2004. The total cost for the three months and nine months ended September 30, 2005 was $10.0 million and $57.2 million, respectively.

NOTE 10.  SHORT-TERM DEBT

Short-term debt was $182.7 million at September 30, 2005, which represents a $52.8 million, or 40.6%, increase compared to $129.9 million at December 31, 2004. The change was driven mainly by an increase in mortgage warehouse facilities as a result of significant revenue growth and normal seasonality in the Company’s SIRVA Mortgage, Inc. subsidiary.

NOTE 11.  OTHER CURRENT LIABILITIES

Other current liabilities were $153.3 million at September 30, 2005, which represents a $35.9 million, or 30.6%, increase compared to $117.4 million at December 31, 2004. The change was primarily due to an increase in the general and administrative accrual of $20.0 million driven mainly by additional expense associated with the reviews discussed in Note 9 “Independent and Internal Reviews.” In addition, accruals related to interest increased $6.3 million, and compensation and benefits accruals increased $16.2 million primarily due to a reclassification of pension liabilities from long-term to current.  These increases were offset by a decrease of $7.1 million in the agent incentives accrual.

NOTE 12.  IMPAIRMENTS

During the third quarter of 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability.  An impairment charge of approximately $5.4 million was recorded on intangibles, consisting primarily of customer relationships and covenants not to compete.  The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

The Company tested goodwill of the continental Europe and U.K. businesses for impairment.  An impairment charge of approximately $36.1 million was recorded on goodwill in continental Europe. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for unamortized trade names.  The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

In addition, during the third quarter of 2005, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $21.9 million for intangibles, property and equipment, and other long-term assets was recorded in discontinued operations.

During the second quarter of 2005, the Company recorded a $4.3 million asset impairment charge for two information technology projects that were abandoned as a result of the restructuring plan in Moving Services Europe.  See Note 8 “Restructuring Expense” for further discussion of the restructuring plan.

During the first quarter of 2005, as a result of the difference between the estimated sales price of the TS segment and its carrying value, the Company recorded an impairment charge for goodwill of $2.1 million in discontinued operations.

NOTE 13.  PENSION AND POSTRETIREMENT PLANS

Components of net periodic benefit cost for the Company’s domestic and foreign defined benefit plans and postretirement benefit plans and amounts recognized in the Company’s Condensed Consolidated Statements of Operations, based on actuarial valuation, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)
Pension Benefits:

Combined Plans Excluding United Kingdom
Interest cost	$1.7	$2.1	$5.3	$5.3
Expected return on plan assets	(1.7)	(2.0)	(5.3)	(5.0)
Amortization of actuarial loss	0.7	0.8	2.3	2.0
Net periodic benefit cost	$0.7	$0.9	$2.3	$2.3

United Kingdom
Service cost	$0.8	$0.8	$2.4	$2.4
Interest cost	1.0	0.8	3.0	2.4
Expected return on plan assets	(1.2)	(1.1)	(3.6)	(3.3)
Amortization of actuarial loss	0.2	0.1	0.6	0.3
Net periodic benefit cost	$0.8	$0.6	$2.4	$1.8

Postretirement Benefits:
Interest cost	$0.2	$—	$0.8	$0.6
Amortization of prior service cost	—	—	(0.3)	(0.3)
Amortization of actuarial loss	—	—	0.2	0.2
Net periodic benefit cost before curtailment loss	0.2	—	0.7	0.5
Curtailment loss	—	0.4	—	0.4
Net periodic benefit cost after curtailment loss	$0.2	$0.4	$0.7	$0.9

The Company will contribute $2.8 million to the U.K. defined benefit plan during fiscal year ending December 31, 2005. The Company will make no contributions to the other defined benefit plans in 2005.

NOTE 14.  OPERATING SEGMENTS

The Company reports its results in the following reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific and Corporate. Financing, tax, information technology, legal and other related services are allocated to the segments. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

As discussed in Note 7 “Discontinued Operations,” the operations of Fleet Service, a component of the Network Services segment, and the Blanketwrap and Flatbed businesses, components of the Moving Services North America segment, were discontinued in the first quarter of 2005. The operations of the U.S. Insurance Business, a component of the Network Services segment, and Records Management Australia and New Zealand, a component of the Moving Services Europe and Asia Pacific segment, were discontinued in the third quarter of 2005. In the third quarter of 2004 the operations of the former Transportation Solutions segment, the HVP Division, a component of the Moving Services North America segment, and STEU, a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the condensed consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the condensed consolidated financial statements for all periods presented.

Revenues of $9.8 million, $9.5 million, $31.3 million and $29.9 million, operating income from continuing operations of $0.4 million, $0.6 million, $1.1 million and $1.4 million for the three months and nine months ended September 30, 2005 and 2004, respectively, and total assets of $0.7 million and $0.8 million as of September 30, 2005 and 2004, respectively, related to the Driver Services business, a component of the former Network Services business, have been reclassified to the Moving Services North America segment in the following tables.

Segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	Restated 2004	2005	Restated 2004
	(In millions)
Revenues:
Global Relocation Services	$544.3	$474.5	$1,426.3	$1,120.0
Moving Services North America	468.4	452.6	1,096.2	1,013.2
Moving Services Europe and Asia Pacific	123.8	130.8	327.4	334.8
Total Continuing Operations	$1,136.5	$1,057.9	$2,849.9	$2,468.0

Operating income (loss) from continuing operations:
Global Relocation Services	$15.4	$17.7	$22.8	$26.8
Moving Services North America	15.3	25.7	20.5	32.2
Moving Services Europe and Asia Pacific	(48.0)	6.7	(76.5)	10.9
Corporate	(12.8)	(2.4)	(64.4)	(5.9)
Total Continuing Operations	$(30.1)	$47.7	$(97.6)	$64.0

	September 30, 2005	December 31, 2004
Total assets:
Global Relocation Services	$664.1	$579.6
Moving Services North America	468.8	410.9
Moving Services Europe and Asia Pacific	328.0	452.7
Network Services (1)	—	243.4
Corporate	29.5	102.8
Total Continuing Operations	$1,490.4	$1,789.4

(1)  Network Services is included in Discontinued Operations as of September 30, 2005.

Corporate assets that cannot be specifically identified with a reportable segment, such as cash, deferred taxes, and property and equipment, are not allocated to the reportable segments. Total assets at December 31, 2004 have been reclassified to be consistent with the 2005 presentation. Discontinued Operations is the only reconciling item between Total Continuing Operations and total SIRVA, Inc.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. Plaintiff seeks unspecified damages.

On January 3, 2006, the Company and all other defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted. On September 22, 2006, the court granted in part and denied in part that motion. It dismissed in full, without prejudice, the claim under Section 12(a)(2) of the Securities Act, as well as various allegations underlying the other claims and granted plaintiff 30 days to amend its complaint. On October 23, 2006, plaintiff filed its Consolidated Second Amended Class Action Complaint (the “Second Amended Complaint”) in order to replead claims that the court dismissed without prejudice.  On November 14, 2006, the Company and all other defendants filed their answer to the Second Amended Complaint.  On November 15, 2006, the Company and certain of the other defendants moved in part to dismiss the Second Amended Complaint.

This case is in the preliminary stages; its outcome is not predictable at this time and the Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, the Company has not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

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

The Company is cooperating with the investigations. For the nine months ended September 30, 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established a reserve in accordance with the guidelines set forth in SFAS No. 5, “Accounting for Contingencies,” that it considers appropriate in the circumstances.

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

NOTE 16.  SUBSEQUENT EVENTS

Effective June 1, 2005, TransGuard entered into a contract with Hannover and E & S Reinsurance, Ltd., reinsuring TransGuards’s net retention for all lines other than workers compensation. The contract was approved by the Illinois Department of Financial and Professional Regulation, Department of Insurance on September 29, 2005. A final payment of $2.1 million, which was accrued in the third quarter of 2005, was made to Hannover in the fourth quarter of 2005.

On December 30, 2005 the Company sold the stock of TransGuard, NAIT, Vanguard Insurance Agency, Inc., and other related companies of the U.S. Insurance Business to IAT Reinsurance Company Ltd. See Note 7 “Discontinued Operations,” for a more detailed discussion.

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of November 14, 2005. The amendment, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, revised the financial covenants relating to debt leverage and interest coverage, and approved the sale of the Australian and New Zealand operations of Pickfords Records Management. The Company also entered into amendments with effective dates of March 23 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200 basis points, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage through the second quarter of 2006 and revised them throughout the remaining term of the facility subject to the Company raising stated levels of qualifying capital. An amendment on September 29, 2006 further extended the time period for the filing of financial statements. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants throughout 2007. Should market conditions or other factors impact the Company’s results of operations or financial condition, it could become necessary to further amend the terms and covenants.  There is no assurance that the Company would be able to obtain such amendment. The Company will defer bank fees of approximately $2.2 million associated with these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. Fees of $2.5 million associated with these Term Loan amendments will be deferred and amortized until the August 15, 2006 amendment. Deferred fees of $9.4 million related to the original Term Loan, previous amendments, and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments will be made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of the Company’s Records Management Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of the Company’s convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom. The mandatory payments of $49.5 million in the first quarter of 2006 will result in write-offs of deferred fees of $1.0 million.

Effective November 14, and December 13, 2005 and March 27, August 15, August 16 and October 12, 2006, the Relocation Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers and increased the size of the program. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold.  The Company will expense fees of $0.3 million in the fourth quarter of 2005, and $0.3 million, $0.6 million and $0.2 million in the first, third and fourth quarters of 2006, respectively.

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

On March 14, 2006, the Company announced the sale of its Business Services Division in the United Kingdom and Ireland, which includes the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd. to Crown Worldwide Holdings Ltd., for $87.2 million in cash. The sale was completed on March 30, 2006 and will result in a pre-tax gain of approximately $20.4 million.

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of SIRVA, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1, “Financial Statements” and the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

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

The demand for our services is subject to changes in the economy, which can impact our profitability. Since September 2004, we have observed market weakness in the European region, which has affected operating results for our Moving Services Europe and Asia Pacific business segment. This market weakness is due to a slowdown in overall housing sales, most particularly in the United Kingdom. We expect the sluggish pace of home sales in the United Kingdom and difficult market conditions in the European international moving market to continue in the near term and negatively affect our 2005 results. To address these market challenges, we initiated a restructuring of our Moving Services European operations in the first quarter of 2005. For the nine months ended September 30, 2005, we have incurred $6.3 million in restructuring charges and will record additional charges of $3.4 million in the fourth quarter of 2005. In addition, we will record $0.2 million in our Global Relocation Services U.K. operations in the fourth quarter of 2005. These restructuring initiatives included a reduction in personnel, facilities, equipment, and other overhead expenses. Also, an impairment charge of $4.3 million was recorded in the second quarter of 2005 for two information technology projects abandoned as part of the restructuring. We estimate that the restructuring will generate ongoing cost savings of approximately $20 million in 2006 and $24 million annually thereafter.

In the third quarter of 2005, due to adverse changes in the business climate, the Moving Services Continental Europe (“continental Europe”) and Moving Services United Kingdom businesses were tested for impairment. In the third quarter of 2005, an impairment charge of $48.5 million was recorded to write-off all goodwill and intangible assets relating to our continental Europe operations.

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

Our 2005 operating results were negatively impacted by the cost of professional services related to the independent and internal reviews described below. In the first, second and third quarters of 2005, we incurred $27.2 million, $20.0 million and $10.0 million, respectively, of third-party costs and will incur $3.9 million in the fourth quarter of 2005. After 2005, we do not expect to incur any additional significant expenses relating to the independent and internal reviews.

During the quarter ended September 30, 2005, we performed a quarterly assessment of net deferred tax assets.  We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets:  future taxable income from our core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering our cumulative pre-tax losses in recent years and for the nine months ended September 30, 2005, as well as the impact of continued losses expected in 2006, we have concluded that we no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets was recorded at September 30, 2005. We expect to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In the third quarter of 2005, non-cash charges of $141.7 million were recorded, of which $126.7 million was allocated to continuing operations.

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

Increased claim accruals and re-insurance costs within our insurance operation negatively impacted results throughout 2005. We perform independent actuarial assessments on a quarterly basis. The independent actuarial assessment for the fourth quarter of 2005 will result in additional claim accruals totaling $9.9 million, which will be recorded in the fourth quarter of 2005. Re-insurance costs increased in the fourth quarter of 2005 in large part as a result of the A.M. Best downgrades of our TransGuard insurance business in April and August of 2005. In April 2005, A.M. Best downgraded TransGuard’s rating from A-u (under review) to B++u (under review) with negative implications. In August 2005, the A.M. Best rating was further downgraded from B++u (under review) to Bu (under review). On September 21, 2005, we announced a definitive agreement to sell the stock of Transguard Insurance Company of America (“TransGuard”), National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance services group (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. The results of the U.S. Insurance Business are included in discontinued operations in the third quarter of 2005. The transaction closed on December 30, 2005.

In the third quarter of 2005, we approved the sale of our Australian and New Zealand operations of Pickfords Records Management, part of our Moving Services Europe and Asia Pacific segment. In the fourth quarter of 2005, we entered into a Share Sale Agreement with IM Australia Holdings Pty Ltd., IM New Zealand Holdings ULC and Iron Mountain Incorporated to sell these operations. The results of these operations are included in discontinued operations in the third quarter of 2005.

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

Third Quarter 2005

The following sets forth information concerning our results of continuing operations, also expressed as a percentage of revenues for the respective periods:

	Three Months Ended September 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)
Revenues:
Service revenue	$690.0	$659.7	60.7%	62.4%
Home sale revenue	446.5	398.2	39.3%	37.6%
Total revenues	1,136.5	1,057.9	100.0%	100.0%
Direct expenses:
Purchased transportation expense	426.8	407.9	37.6%	38.6%
Cost of homes sold	451.0	400.4	39.7%	37.8%
Other direct expense	138.3	127.6	12.1%	12.1%
Total direct expenses	1,016.1	935.9	89.4%	88.5%
Gross margin	120.4	122.0	10.6%	11.5%
Operating expenses:
General and administrative expense	99.1	70.7	8.6%	6.7%
Impairments	48.5	—	4.3%	—%
Intangibles amortization	2.9	1.5	0.3%	0.1%
Restructuring expense	—	2.1	—%	0.2%
Operating (loss) income from continuing operations	(30.1)	47.7	(2.6)%	4.5%
Interest expense, net	9.2	4.5	0.8%	0.4%
Other (income) expense, net	(0.3)	0.1	—%	—%
(Loss) income from continuing operations before income taxes	(39.0)	43.1	(3.4)%	4.1%
Income tax expense	127.7	14.9	11.3%	1.4%
(Loss) income from continuing operations	$(166.7)	$28.2	(14.7)%	2.7%

Consolidated Results of Continuing Operations

Revenues:   Revenues from continuing operations were $1,136.5 million for the quarter ended September 30, 2005, which represents a $78.6 million, or 7.4%, increase compared to $1,057.9 million for the corresponding period in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments, as well as a $4.0 million favorable currency exchange impact. Acquisitions contributed $13.9 million to the Global Relocation Services and Moving Services Europe and Asia Pacific segments’ growth in revenues. Organic growth in Global Relocation Services of $56.5 million was driven by a 21.2% increase in the number of fixed-fee homes sold in North America. Moving Services North America organic revenue growth of $13.1 million was driven by strong pricing environments in the consumer, corporate and military channels, along with an increase in the fuel price surcharge. Moving Services Europe and Asia Pacific revenues continued to decline.

Gross margin:   Gross margin from continuing operations was $120.4 million for the quarter ended September 30, 2005, which represents a $1.6 million, or 1.2%, decrease compared to $122.0 million for the corresponding quarter in 2004. Excluding acquisitions and an unfavorable exchange rate impact of $8.8 million and $0.4 million, respectively, gross margin declined $10.8 million. The organic decline was driven by increased purchased transportation expenses within Moving Services North America and a decline in revenue and gross margin rates in Europe within Moving Services Europe and Asia Pacific.

Gross margin as a percentage of revenue for the third quarter of 2005 was 10.6%, which represents a 0.9 percentage point decrease compared to 11.5% for the third quarter of 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined. The declines were driven by the higher fuel surcharge in Moving Services North America and significant price pressures throughout Europe.

Operating expenses:   Operating expenses for the third quarter of 2005 were $150.5 million, which represents a $76.2 million increase compared to $74.3 million for 2004. The most significant drivers of the increase are $48.5 million of impairment charges in Moving Services Europe related to goodwill and intangibles and $10.0 million of costs associated with the previously discussed Independent and Internal Reviews, neither of which occurred in 2004. In addition, acquisitions increased operating expenses by $5.0 million. Excluding the effects of acquisitions, salaries and benefits increased by $5.8 million. In 2004, we had a gain on sale of assets of $2.4 million, which did not occur in 2005.

Intangibles amortization for the third quarter of 2005 was $2.9 million, which represents a $1.4 million increase, compared to $1.5 million in 2004. This increase is directly related to the 2004 business acquisitions.

Operating expenses as a percentage of revenue was 13.2% and 7.0% for the third quarter of 2005 and 2004, respectively. The 6.2 percentage point increase is primarily explained by the increase in costs noted above.

Operating income (loss) from continuing operations:   Operating loss from continuing operations was $30.1 million for the quarter ended September 30, 2005, which represents a $77.8 million decrease compared to operating income from continuing operations of $47.7 million for the corresponding period in 2004. As discussed above, the decline primarily resulted from the Moving Services Europe impairment charges, the Independent and Internal Reviews expenses, increase in salaries and benefit costs, and a gain on sale of assets in 2004, which did not occur in 2005.

Interest expense:   Interest expense was $9.2 million for the third quarter of 2005, which represents a $4.7 million increase compared to $4.5 million in 2004. The increase is due to a $118.6 million increase in average debt outstanding and an increase in the effective interest rate to 7.16% for the quarter ended September 30, 2005 from 5.51% in the corresponding period in 2004. Average debt outstanding increased primarily as a result of the purchase of Executive Relocation Corporation (“ERC”) in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Income tax provision:   For the third quarter of 2005, the provision for income tax was $127.7 million based on a pre-tax loss of $39.0 million, resulting in an effective tax rate that is not meaningful due to the establishment of a full valuation allowance against the U.S. and certain foreign subsidiaries’ net deferred tax assets (see Note 5 “Income Taxes” for more detail), as well as the impairment of non-deductible goodwill associated with our continental Europe operations. Exclusive of non-cash charges for deferred tax valuation allowances and pre-tax charges for non-deductible goodwill impairments in the third quarter of 2005, the provision for income taxes would have been a tax expense of $1.0 million, based on adjusted pre-tax loss of $3.3 million, resulting in a negative proforma tax rate.  The income tax expense of $1.0 million based on a consolidated pre-tax loss results from the blend of domestic pre-tax income offset by foreign pre-tax loss.  Due to tax incentive programs for which we have qualified in certain foreign jurisdictions, the foreign pre-tax loss has been taxed at a lower overall tax rate. For the third quarter of 2004, our provision for income tax was $14.9 million based on pre-tax income of $43.1 million, an effective tax rate of 34.3%. The increase in the effective tax rate was primarily attributable to the mix of pre-tax income and loss by tax jurisdiction.

(Loss) income from continuing operations:   Loss from continuing operations was $166.7 million, or $2.26 per diluted share, for the quarter ended September 30, 2005, which represents a $194.9 million, or $2.63 per diluted share, decrease compared to income from continuing operations of $28.2 million, or $0.37 per diluted share, for the corresponding quarter in 2004.

Segment Results of Continuing Operations

The following summarizes the results of operations by segment:

Three Months Ended September 30, 2005	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	SIRVA, Inc.
	(In millions)
Revenues:
Service revenue	$97.8	$468.4	$123.8	$—	$690.0
Home sale revenue	446.5	—	—	—	446.5
Total revenues	544.3	468.4	123.8	—	1,136.5
Direct expenses:
Purchased transportation expense	—	388.0	38.8	—	426.8
Cost of homes sold	451.0	—	—	—	451.0
Other direct expense	57.7	37.0	42.9	0.7	138.3
Gross margin	$35.6	$43.4	$42.1	$(0.7)	$120.4

Gross margin as a percentage of revenues	6.5%	9.3%	34.1%	—	10.6%
Operating income (loss) from continuing operations	$15.4	$15.3	$(48.0)	$(12.8)	$(30.1)

Three Months Ended September 30, 2004 Restated
Revenues:
Service revenue	$76.3	$452.6	$130.8	$—	$659.7
Home sale revenue	398.2	—	—	—	398.2
Total revenues	474.5	452.6	130.8	—	1,057.9
Direct expenses:
Purchased transportation expense	—	367.6	40.3	—	407.9
Cost of homes sold	400.4	—	—	—	400.4
Other direct expense	46.2	35.7	45.4	0.3	127.6
Gross margin	$27.9	$49.3	$45.1	$(0.3)	$122.0

Gross margin as a percentage of revenues	5.9%	10.9%	34.5%	—	11.5%
Operating income (loss) from continuing operations	$17.7	$25.7	$6.7	$(2.4)	$47.7

Key Performance Indicators, 2005 vs. 2004:

Percent change in revenues	14.7%	3.5%	(5.3)%	—	7.4%
Percentage point change in gross margin percentage	0.6	(1.6)	(0.4)	—	(0.9)

Global Relocation Services

Total revenues were $544.3 million for the quarter ended September 30, 2005, which represents a $69.8 million, or 14.7%, increase compared to $474.5 million for the corresponding quarter in 2004. Home sale revenues were $446.5 million in 2005, which represents a $48.3 million, or 12.1%, increase compared to $398.2 million for 2004.  The increase was driven by higher market value of homes sold. Service revenues were $97.8 million in 2005, which represents a $21.5 million, or 28.2%, increase compared to $76.3 million in 2004. In the third quarter of 2005, service revenues include $13.3 million from the acquisitions of ERC and D.J. Knight and Co., Ltd. (“DJK”). Excluding acquisitions, service revenue increased 10.7% driven by improvement in North America, which accounts for approximately 99% of Global Relocation Services’ revenue, as a result of a 15.9% increase in the number of fixed-fee home closings, partially offset by lower closing volumes from our traditional business.

Gross margin was $35.6 million for the third quarter of 2005, representing a $7.7 million, or 27.8%, increase compared to $27.9 million for the corresponding quarter in 2004. Gross margin as a percentage of revenues was 6.5% for 2005, which represents a 0.6 percentage point increase compared to 5.9% in 2004.

Gross margin on our home sale revenue for the third quarter of 2005 was a loss of $4.5 million, which represents a $2.3 million decline compared to a loss of $2.2 million in 2004. In the third quarter, we wrote-down home inventory by $3.3 million due to the decline in the housing market, higher fixed-fee arrangements, and changes in customer mix. Gross margin on service revenue was $40.1 million in the third quarter of 2005, representing a $10.0 million, or 33.5%, increase compared to $30.1 million in 2004. Gross margin percentage of service revenue was 41.0% for the third quarter of 2005, which represents a 1.7 percentage point increase compared to 39.3% in 2004. The increase in service revenue gross margin percentage was driven by acquisitions, which carry a higher gross margin than existing business.

Operating expenses were $20.2 million for the third quarter of 2005, which represents a $10.0 million increase compared to $10.2 million in 2004. A significant portion of this increase was driven by the impact of acquisitions, which added $5.0 million of operating expenses in the third quarter of 2005. Excluding the impact of acquisitions, operating expenses increased $5.0 million, primarily driven by an increase in salaries and benefits from additional headcount, support costs, financing costs associated with customer equity advances, and professional fees.

Operating income was $15.4 million for the third quarter of 2005, which represents a $2.3 million decrease compared to operating income of $17.7 million in 2004. Operating income as a percent of revenues was 2.8% in 2005 compared to 3.7% in 2004. Acquisitions added $3.8 million of operating income in the third quarter of 2005. Excluding the impact of acquisitions, operating income declined $6.1 million, driven by lower gross margin as a percent of revenue and higher operating expenses.

Moving Services North America

Revenues were $468.4 million for the quarter ended September 30, 2005, which represents a $15.8 million, or 3.5%, increase compared to $452.6 million for the corresponding quarter in 2004. Changes in exchange rates increased revenues by $2.7 million. As a result, organic growth was $13.1 million.

The increase in revenues for the quarter was driven by a 3.6% increase in household goods revenue per shipment due to strong pricing environments in the consumer, corporate and military channels. Shipment volume was flat compared to the third quarter of 2004. The increase was also driven by an increase in the fuel price surcharge.

Gross margin was $43.4 million for the third quarter of 2005, which represents a $5.9 million, or 11.8%, decrease compared to $49.3 million in 2004. Gross margin as a percentage of revenues was 9.3% for 2005, which represents a 1.6 percentage point decrease compared to 10.9% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expenses and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $28.1 million for the third quarter of 2005, which represents a $4.5 million, or 19.3%, increase compared to $23.6 million in 2004. The increase was driven by higher corporate support costs, bad debt expense, and professional fees.

Operating income from continuing operations was $15.3 million for the third quarter of 2005, which represents a $10.4 million, or 40.4%, decline compared to income of $25.7 million in 2004. This decline was due to the previously discussed increase in purchased transportation expense and corporate support costs.

Moving Services Europe and Asia Pacific

Revenues were $123.8 million for the quarter ended September 30, 2005, which represents a $7.0 million, or 5.3%, decrease compared to $130.8 million in the corresponding quarter of 2004. Revenues increased $0.6 million and $1.3 million from the acquisition of Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”) and changes in exchange rates, respectively. Excluding the impact of the Rettenmayer acquisition and changes in exchange rates, revenues declined $8.9 million, or 6.8%.

The decrease in revenues is due to the Europe operations which experienced a 10.3% decline, partially offset by an 11.6% growth in Asia Pacific. The U.K. housing market continued to decline due to an 18.3% decline in the volume of home sale transactions and price decreases. In addition, the international moving business in both the United Kingdom and France declined.

Gross margin was $42.1 million for the quarter ended September 30, 2005, which represents a $3.0 million, or 6.6%, decrease compared to $45.1 million for the corresponding quarter in 2004. The gross margin as a percentage of revenues was 34.1% for the third quarter of 2005, which represents a 0.4 percentage point decrease compared to 34.5% in 2004. Excluding the favorable effects of changes in exchange rates of $0.1 million and the acquisition of Rettenmayer’s gross margin of $0.1 million, gross margin declined $3.2 million. The decline in revenue drove the overall decrease in gross margin, and significant price pressures throughout Europe, especially in the United Kingdom, reduced the gross margin rate.

Operating expenses were $90.1 million for the third quarter of 2005, which represents a $51.7 million increase compared to $38.4 million in 2004. Changes in exchange rates had a minimal impact on operating expenses. The increase was primarily driven by impairment charges related to goodwill and intangibles in Europe of $48.5 million. The increase was also driven by Asia Pacific which incurred higher personnel costs relating to bonuses associated with revenue growth, as well as higher audit fees and communication costs. In 2004, Europe incurred $2.1 million of restructuring charges and recognized a gain of $2.4 million on the sale of property, both of which did not occur in 2005.

Operating loss was $48.0 million for the third quarter of 2005, which represents a $54.7 million decrease, compared to income of $6.7 million in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer had minimal impact on operating income. The decline in revenue along with reduced gross margins, higher operating expenses, impairment charges in 2005 and a gain on sale of property in 2004, which did not recur in 2005, resulted in a significant decrease in operating income from 2004.

Corporate

For the quarter ended September 30, 2005, we incurred $12.8 million of corporate expenses, representing a $10.4 million increase compared to $2.4 million in the corresponding quarter of 2004. The increase was almost entirely attributable to the $9.9 million of costs associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs were partially offset by lower stock compensation expense.

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

We also completed the sales of our Fleet Service operations in March 2005, Blanketwrap operations in May 2005, and Flatbed operations in August 2005. The sale of these three operations completed our exit from the former North American Van Lines’ commercial freight/logistics businesses. The Fleet Service business was a component of the Network Services segment and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment.

In December 2005, we completed the sales of our Australian and New Zealand Pickfords Records Management businesses, a component of the Moving Services Europe and Asia Pacific segment, and the operations of its Network Services segment, consisting of Transguard Insurance Company of America, Inc., Transguard General Agency, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc. and ClaimGuard, Inc.

As a result of the Board of Directors’ approval of the sales of these businesses, the assets and liabilities of these businesses have been classified as held for sale and the results of these businesses are reported in discontinued operations in the unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $66.3 million and $155.1 million and pre-tax operating loss of $39.3 million and $33.0 million for the three months ended September 30, 2005 and 2004, respectively. Gain on disposal, net of tax was $0.9 million for the three months ended September 30, 2005, while there was an insignificant loss in the same period in 2004. In the third quarter of 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment and other long-term assets of the U.S. Insurance Business.  Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 7 “Discontinued Operations,” in the unaudited condensed consolidated financial statements for more detailed information.

Results of Continuing Operations

Year-to-Date 2005

The following sets forth information concerning our results of continuing operations, also expressed as a percentage of revenues for the respective periods:

	Nine Months Ended September 30,
		Restated		Restated
	2005	2004	2005	2004
	(In millions)
Revenues:
Service revenue	$1,669.5	$1,529.5	58.6%	62.0%
Home sale revenue	1,180.4	938.5	41.4%	38.0%
Total revenues	2,849.9	2,468.0	100.0%	100.0%

Direct expenses:
Purchased transportation expense	990.8	907.2	34.8%	36.7%
Cost of homes sold	1,188.7	942.1	41.7%	38.2%
Other direct expense	376.9	330.7	13.2%	13.4%
Total direct expenses	2,556.4	2,180.0	89.7%	88.3%
Gross margin	293.5	288.0	10.3%	11.7%

Operating expenses:
General and administrative expense	323.2	217.4	11.3%	8.8%
Impairments	52.8	—	1.9%	—
Intangibles amortization	8.8	4.5	0.3%	0.2%
Restructuring expense	6.3	2.1	0.2%	0.1%
Operating (loss) income from continuing operations	(97.6)	64.0	(3.4)%	2.6%
Interest expense, net	24.2	14.1	0.9%	0.6%
Other expense, net	—	0.1	—%	—%
(Loss) income from continuing operations before income taxes	(121.8)	49.8	(4.3)%	2.0%
Income tax expense	98.6	14.7	3.4%	0.6%
(Loss) income from continuing operations	$(220.4)	$35.1	(7.7)%	1.4%

Consolidated Results of Continuing Operations

Revenues:   Revenues from continuing operations were $2,849.9 million for the nine months ended September 30, 2005, which represents a $381.9 million, or 15.5%, increase compared to $2,468.0 million for the corresponding period in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments. Also, there was a $15.5 million favorable currency exchange impact primarily within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $40.8 million to the Global Relocation Services and Moving Services Europe and Asia Pacific segments’ growth in revenues. Organic growth in Global Relocation Services was driven by a 24.1% increase in the number of fixed-fee homes sold in North America. Moving Services North America revenue growth was driven by the corporate channel where shipments increased 8.9% over 2004, along with an increase in fuel price surcharge.

Gross margin:   Gross margin from continuing operations was $293.5 million for the nine months ended September 30, 2005, which represents a $5.5 million, or 1.9%, increase compared to $288.0 million for the corresponding period in 2004. Acquisitions and a favorable foreign exchange impact increased gross margin by $22.5 million and $3.0 million, respectively. Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe. Moving Services North America gross margin declined due to the increase in purchased transportation expenses.

Gross margin as a percentage of revenue for the nine months ended September 30, 2005 was 10.3%, which represents a 1.4 percentage point decrease compared to 11.7% for the corresponding period of 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined. The decline in gross margin percentage was driven by the higher fuel surcharge in Moving Services North America and significant price pressures throughout Europe.

Operating expenses:   Operating expenses for the nine months ended September 30, 2005 were $391.1 million, which represents a $167.1 million, or 74.6%, increase compared to $224.0 million for 2004. The most significant drivers of the increase were $57.2 million of costs associated with the previously discussed Independent and Internal Reviews and $52.8 million related to impairment charges in Moving Services Europe, neither of which occurred in 2004. In addition, restructuring expense increased $4.2 million (Moving Services Europe), bad debt provision increased $5.8 million, salaries and benefits increased by $18.6 million and shared service expenses increased as a result of the absorption of expenses by continuing operations due to the discontinuance of various businesses in 2004 and 2005. Acquisitions and changes in exchange rates increased operating expenses by $17.5 million and $3.4 million, respectively. In 2004, we had gains on sales of assets of $5.3 million that did not occur in 2005.  The remaining increase in operating expenses was primarily volume driven.

Intangibles amortization for the nine months ended September 30, 2005 was $8.8 million, which represents a $4.3 million increase, compared to $4.5 million in 2004. This increase is directly related to the 2004 business acquisitions.

Operating expenses as a percentage of revenue was 13.7% and 9.1% for the nine months ended September 30, 2005 and 2004, respectively. The 4.6 percentage point increase is primarily the result of the costs associated with the Independent and Internal Reviews and Moving Services Europe restructuring and impairments.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $97.6 million for the nine months ended September 30, 2005, which represents a $161.6 million decrease compared to operating income from continuing operations of $64.0 million for the corresponding period in 2004. As discussed above, the decline primarily resulted from a decrease in the gross margin rate coupled with the expenses associated with the Independent and Internal Reviews, Moving Services Europe restructuring and impairments, an increase in shared service expenses absorbed by continuing operations, and gains on sales of assets in 2004, which did not occur in 2005.

Interest expense:   Interest expense was $24.2 million for the nine months ended September 30, 2005, which represents a $10.1 million, or 70.9%, increase compared to $14.1 million in 2004. The increase is due to a $97.2 million increase in average debt outstanding and an increase in the effective interest rate to 6.30% for the nine months ended September 30, 2005 from 5.30% in the corresponding period in 2004. Average debt outstanding increased primarily as a result of the purchase of ERC in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Income tax provision:   For the nine months ended September 30, 2005, the income tax provision was $98.6 million based on a pre-tax loss of $121.8 million, resulting in an effective tax rate that is not meaningful due to the establishment in the third quarter of 2005 of a full valuation allowance against the U.S. and certain foreign subsidiaries net deferred tax assets (see Note 5 “Income Taxes” for more detail). Exclusive of the non-cash charges for deferred tax valuation allowances, the provision for income taxes would have been a tax benefit of $31.1 million, resulting in an effective rate of 25.6%. For the nine months ended September 30, 2004, the provision for income tax was $14.7 million based on pre-tax income of $49.8 million, resulting in an effective tax rate of 29.5%. The increase in the effective tax rate was primarily attributable to the write-off of non-deductible goodwill associated with our continental Europe operations.

In October 2004, the President signed the American Jobs Creation Act of 2004 (“Jobs Act”). The Jobs Act becomes effective for all reporting periods beginning after signing and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our overall domestic reinvestment plan as required by the Jobs Act. Our overall domestic reinvestment plan authorizes up to $500.0 million of repatriation of unremitted foreign earnings. In the first nine months of 2005, we have repatriated $18.2 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations for the nine months ended September 30, 2005.

(Loss) income from continuing operations:   Loss from continuing operations was $220.4 million, or $2.99 per diluted share, for the nine months ended September 30, 2005, which represents a $255.5 million, or $3.46 per diluted share, decrease compared to income from continuing operations of $35.1 million, or $0.47 per diluted share, for the corresponding period in 2004.

Segment Results of Continuing Operations

The following summarizes the results of operations by segment:

Nine Months Ended September 30, 2005	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	SIRVA, Inc.
	(In millions)
Revenues:
Service revenue	$245.9	$1,096.2	$327.4	$—	$1,669.5
Home sale revenue	1,180.4	—	—	—	1,180.4
Total revenues	1,426.3	1,096.2	327.4	—	2,849.9
Direct expenses:
Purchased transportation expense	—	898.7	92.1	—	990.8
Cost of homes sold	1,188.7	—	—	—	1,188.7
Other direct expense	153.7	95.8	125.2	2.2	376.9
Gross margin	$83.9	$101.7	$110.1	$(2.2)	$293.5

Gross margin as a percentage of revenues	5.9%	9.3%	33.6%	—	10.3%
Operating income (loss) from continuing operations	$22.8	$20.5	$(76.5)	$(64.4)	$(97.6)

Nine Months Ended September 30, 2004 Restated
Revenues:
Service revenue	$181.5	$1,013.2	$334.8	$—	$1,529.5
Home sale revenue	938.5	—	—	—	938.5
Total revenues	1,120.0	1,013.2	334.8	—	2,468.0
Direct expenses:
Purchased transportation expense	—	817.8	89.4	—	907.2
Cost of homes sold	942.1	—	—	—	942.1
Other direct expense	115.6	88.9	125.4	0.8	330.7
Gross margin	$62.3	$106.5	$120.0	$(0.8)	$288.0

Gross margin as a percentage of revenues	5.6%	10.5%	35.9%	—	11.7%
Operating income (loss) from continuing operations	$26.8	$32.2	$10.9	$(5.9)	$64.0

Key Performance Indicators, 2005 vs. 2004:

Percent change in revenues	27.3%	8.2%	(2.2)%	—	15.5%
Percentage point change in gross margin percentage	0.3	(1.2)	(2.3)	—	(1.4)

Global Relocation Services

Total revenues were $1,426.3 million for the nine months ended September 30, 2005, which represents a $306.3 million, or 27.3%, increase compared to $1,120.0 million for the corresponding period in 2004. Home sale revenues were $1,180.4 million in 2005, which represents a $241.9 million, or 25.8% increase, compared to $938.5 million for 2004. The increase was driven by a 24.1% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $245.9 million in 2005, which represents a $64.4 million, or 35.5% increase, compared to $181.5 million in 2004. For the nine months ended September 30, 2005, service revenues include $34.4 million from the acquisitions of ERC, DJK and Relocation Dynamics, Inc. (“RDI”). Changes in exchange rates increased service revenue by $0.3 million. Excluding acquisitions and exchange rate changes, service revenue increased 16.4%. The improvement was primarily driven by a 17.7% and 11.4% increase in the number of fixed-fee and traditional home closings, respectively, in North America, which accounts for approximately 99% of Global Relocation Services’ revenue.

Gross margin was $83.9 million for the nine months ended September 30, 2005, representing a $21.6 million, or 34.7%, increase compared to $62.3 million for the corresponding period in 2004. Gross margin as a percentage of revenues was 5.9% for 2005, which represents a 0.3 percentage point increase compared to 5.6% in 2004.

Gross margin on our home sale revenue for the third quarter of 2005 was a loss of $8.3 million, which represents a $4.7 million decrease compared to a loss of $3.6 million in 2004. Due to the declining real estate market, higher fixed-fee arrangements, and changes in customer mix, we wrote-down the value of homes in inventory by $6.2 million in 2005 compared to $0.3 million in 2004. Gross margin on service revenue was $92.2 million for the nine months ended September 30, 2005, representing a $26.3 million, or 40.0%, increase compared to $65.9 million in 2004. Gross margin percentage on service revenue was 37.5% for the nine months ended September 30, 2005, which represents a 1.2 percentage point increase compared to 36.3% in 2004. The increase in service revenue gross margin percentage was driven by acquisitions which carry a higher gross margin than existing businesses.

Operating expenses were $61.1 million for the nine months ended September 30, 2005, which represents a $25.6 million, or 72.2%, increase compared to $35.5 million in 2004. A significant portion of this increase was driven by the impact of acquisitions, which added $15.6 million of operating expenses. Excluding the impact of acquisitions and changes in exchange rates of $0.1 million, operating expenses increased $9.9 million, or 27.9%, driven by an increase in salaries and benefits from additional headcount, corporate support costs, provisions for bad debt and financing costs associated with customer equity advances.

Operating income was $22.8 million for the nine months ended September 30, 2005, which represents a $4.0 million decrease compared to operating income of $26.8 million in 2004. Operating income as a percent of revenues was 1.6% in 2005 compared to 2.4% in 2004. Acquisitions added $5.4 million of operating income in the nine months ended September 30, 2005. Excluding the impact of acquisitions, operating income declined $9.4 million driven by lower gross margin rate and higher operating expenses.

Moving Services North America

Revenues were $1,096.2 million for the nine months ended September 30, 2005, which represents an $83.0 million, or 8.2%, increase compared to $1,013.2 million for the corresponding period in 2004. Changes in exchange rates increased revenues by $4.8 million. As a result, organic growth was $78.2 million.

The increase in revenues for the nine months ended September 30, 2005 was primarily driven by a 6.2% increase in household goods revenue per shipment due to strong pricing environments in the consumer, corporate and military channels. Shipment volume was flat for the nine months compared to the corresponding period in 2004. The increase was also driven by an increase in the fuel price surcharge.

Gross margin was $101.7 million for the nine months ended September 30, 2005, which represents a $4.8 million decrease compared to $106.5 million in 2004. Gross margin as a percentage of revenues was 9.3% for 2005, which represents a 1.2 percentage point decrease compared to 10.5% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expenses and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $81.2 million for the nine months ended September 30, 2005, which represents a $6.9 million, or 9.3%, increase compared to $74.3 million in 2004. The increase was driven by higher absorption of corporate support costs due to the discontinuance of various businesses and an increase in bad debt expense and professional fees.

Operating income from continuing operations was $20.5 million for the nine months ended September 30, 2005, which represents an $11.7 million, or 36.2%, decline compared to income of $32.2 million in 2004. This decline was due to the previously discussed increase in purchased transportation expense, higher corporate overhead, and increases in bad debt expense and professional fees.

Moving Services Europe and Asia Pacific

Revenues were $327.4 million for the nine months ended September 30, 2005, which represents a $7.4 million, or 2.2%, decrease compared to $334.8 million for the corresponding period in 2004. Changes in exchange rates and the acquisition of Rettenmayer increased revenue by $10.5 million and $6.4 million, respectively. Excluding the impact of the changes in exchange rates and the acquisition, revenues declined $24.3 million, or 7.2%, from 2004.

The decline in revenues is due to the Europe operations which experienced an 8.6% decline, partially offset by a 17.3% growth in Asia Pacific. The U.K. housing market continued to decline due to a slowdown in the volume of home sale transactions and price decreases. In addition, the international moving business in the United Kingdom and Switzerland declined. Norway and Sweden also experienced declines in the domestic and business moving markets,  respectively.

Gross margin was $110.1 million for the nine months ended September 30, 2005, which represents a $9.9 million, or 8.3%, decrease compared to $120.0 million for the corresponding period in 2004. The gross margin as a percentage of revenues was 33.6%, which represents a 2.3 percentage point decrease compared to 35.9% in 2004. Excluding the favorable effects of changes in exchange rates of $2.5 million and the acquisition of Rettenmayer’s gross margin of $1.5 million, gross margin declined $13.9 million. The decline in revenue drove the overall decrease in gross margin, and significant price pressures throughout Europe, especially in the United Kingdom, reduced the gross margin rate.

Operating expenses were $186.6 million for the nine months ended September 30, 2005, which represents a $77.5 million, or 71.1%, increase compared to $109.1 million in 2004. Changes in exchange rates increased operating expenses by $2.9 million, while the acquisition of Rettenmayer added an additional $1.9 million of expenses. Excluding the effect of exchange rates and the acquisition, operating expenses increased $72.7 million, or 66.7%, from 2004. The increase was primarily driven by impairment charges in Europe related to goodwill and intangibles of $48.5 million as well as $4.3 million for information technology projects abandoned as part of the restructuring. The increase was also driven by a restructuring charge in Europe of $6.3 million to address the difficult market conditions, as compared to $2.1 million in 2004. The restructuring initiatives included a reduction in personnel, facilities, equipment, and other overhead expenses. Excluding the effect of exchange rates and the Rettenmayer acquisition, salaries and benefits increased $4.0 million, primarily due to an increase in bonuses associated with the Asia Pacific revenue growth. Professional fees increased $3.6 million, primarily due to the Independent Review and audit fees. In 2004, Europe recognized gains of $5.3 million on the sales of property that did not occur in 2005.

Operating loss was $76.5 million for the nine months ended September 30, 2005, which represents an $87.4 million decrease, compared to income of $10.9 million in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer had a minimal effect on operating loss. The decline in revenue coupled with reduced gross margins, higher operating expenses, higher restructuring charges, impairment charges in 2005, and gains on sales of property in 2004, which did not recur in 2005, resulted in the significant decrease in operating income from 2004.

Corporate

For the nine months ended September 30, 2005, we incurred $64.4 million of corporate expenses, representing a $58.5 million increase compared to $5.9 million for the nine months ended September 30, 2004. The increase was primarily attributable to $56.5 million of costs associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs were partially offset by lower stock compensation expense and $1.2 million of secondary offering expenses in 2004 which were not incurred in 2005.

Results of Discontinued Operations

On September 9, 2004, the Board of Directors authorized and approved a disposal plan involving our HVP, STEU and TS businesses. The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005, and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from our asset intensive logistics businesses.

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

In December 2005, we completed the sales of our Australian and New Zealand Pickfords Records Management businesses, a component of the Moving Services Europe and Asia Pacific segment, and the operations of its Network Services segment, consisting of Transguard Insurance Company of America, Inc., Transguard General Agency, Inc., National Association of Independent Truckers, LLC., Vanguard Insurance Agency, Inc. and ClaimGuard, Inc.

As a result of the Board of Directors’ approval of the sales of these businesses, the assets and liabilities of these businesses have been classified as held for sale and the results of these businesses are reported in discontinued operations in the unaudited condensed consolidated financial statements.

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $245.4 million and $470.0 million and pre-tax operating loss of $42.5 million and $21.8 million for the nine months ended September 30, 2005 and 2004, respectively. Gain on disposal, net of tax, was $8.9 million for the nine months ended September 30, 2005, while there was an insignificant loss in the same period in 2004. In the third quarter of 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

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

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $66.9 million at September 30, 2005.  The outstanding balance of these facilities was $37.6 million at September 30, 2005 and $43.4 million at December 31, 2004. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future although the facilities are callable on demand.

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

Cash flows used for operating activities

Net cash used for operating activities was $61.4 million for the nine months ended September 30, 2005, compared to cash provided of $8.6 million for the nine months ended September 30, 2004. Our operating cash flows decreased by $70.0 million. Net loss was $249.3 million in the nine months ended September 30, 2005, compared to net income of $21.9 million in the nine months ended September 30, 2004, which is a decrease of $271.2 million. Non-cash adjustments were a positive impact of $209.8 million and $56.7 million in the nine months ended September 30, 2005 and 2004, respectively. The positive impact of non-cash adjustments in 2005 compared to 2004 was driven mainly by impairments of $81.8 million in 2005 compared to $19.7 million in 2004, and a change in deferred taxes of $83.8 million in the first nine months ended September 30, 2005 compared to a negative change of $1.2 million over the same period in 2004. Impairments of $81.8 million in 2005 primarily related to $66.0 million of goodwill and intangible assets for continental Europe, U.S. Insurance Business, and TS, $10.9 million of various assets for the U.S. Insurance Business and the United Kingdom, and $4.9 million of charges for leased facilities vacated as part of the TS and STEU business disposals. Impairments of $19.7 million in 2004 primarily related to $7.0 million of goodwill and $12.7 million of other assets due to the disposition of HVP. The 2005 change in deferred taxes of $83.8 million primarily related to the write-off of the U.S. and certain foreign subsidiaries’ net deferred taxes. Changes in operating assets and liabilities generated $48.1 million in additional cash compared to the prior year, primarily due to the changes in accounts and notes receivable and other current assets and liabilities offset by changes in sales and originations of mortgages held for resale.  The change in other current assets and liabilities for the nine months ended September 30, 2005 of $100.7 million was due primarily to changes in accrued liabilities and insurance reserves.

Cash flows used for investing activities

Cash used for investing activities was $2.2 million and $40.6 million in the nine months ended September 30, 2005 and 2004, respectively. Net purchases of investments were $7.9 million and $17.1 million in the nine months ended September 30, 2005 and 2004, respectively. Net proceeds from sales completed in the nine months ended September 30, 2005 of the Specialized Transportation – Europe, Fleet Service, Blanketwrap, TS, and Flatbed businesses were $26.2 million. Cash used to fund acquisitions and associated transaction fees in the nine months ended September 30, 2004 related to NAIT, Scanvan, RDI, Rettenmayer, DJK and other was $12.5 million. For the nine months ended September 30, 2005, $1.1 million of additional purchase costs were incurred related to the various 2004 acquisitions.

Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $20.7 million and $22.0 million in the nine months ended September 30, 2005 and 2004, respectively. Proceeds from the sale of property and equipment declined from $12.4 million in the nine months ended September 30, 2004 to $1.8 million in the corresponding period of 2005. Capital expenditures for the year ended December 31, 2005 will be $27.4 million.

Cash flows from financing activities

Net cash provided by financing activities was $54.4 million and $67.9 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $55.2 million and $35.7 million for the nine months ended September 30, 2005 and 2004, respectively. We received $35.0 million in the second quarter of 2004 when Exel plc exercised its warrants to purchase shares of our common stock. The change in book overdrafts provided $5.6 million and $1.6 million of cash in the nine months ended September 30, 2005 and 2004, respectively.  Debt issuance costs were $4.1 million and $0.6 million in the nine months ended September 30, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off-balance sheet arrangement to sell up to $55.0 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. Proceeds from receivables sold of $108.3 million, which approximates the fair value of the receivables sold, were received from the transaction date of June 30, 2004 through the period ended September 30, 2004. On December 23, 2004, in conjunction with the acquisition of ERC, the limit was increased to $200.0 million, of which 70% has been utilized as of September 30, 2005. Proceeds from receivables sold of $837.6 million, which approximates the fair value of the receivables sold, were offset by collections paid of $803.1 million for the nine months ended September 30, 2005.

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

We are cooperating with the investigations. For the nine months ended September 30, 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established a reserve in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. We finalized our domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In the first nine months of 2005, we have repatriated $18.2 million of foreign earnings.  The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations for the nine months ended September 30, 2005. Net tax expense of $4.2 million associated with the repatriated funds from discontinued operations intended to be repatriated in the fourth quarter has been included in the tax on discontinued operations for the nine months ended September 30, 2005.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of September 30, 2005. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2004 Annual Report on Form 10-K/A Amendment No. 1, management concluded that as of December 31, 2004 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses listed in 1 through 15 below which continued to exist as of September 30, 2005:

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

Additionally, as described more fully in Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, management identified the following material weaknesses:

16)                                The Company did not maintain effective controls over the complete and accurate recording of revenue within their Moving Services segment.

17)                                The Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment.

18)                                The Company did not maintain effective controls over access to financial application programs and data.

In connection with management’s evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, the following additional material weakness has been identified:

1)            The Company did not maintain effective controls over cash management within their Global Relocation Services segment. Specifically, the Company’s controls over the review and approval of check registers and the review and approval of Automated Clearing House transactions were ineffective to ensure the validity of cash transactions. This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of the following accounts and their related disclosures: cash and cash equivalents, accounts and notes receivable and accounts payable that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2005, the Company identified a new material weakness as discussed above relating to cash management within the Global Relocation segment, which is a change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.           RISK FACTORS

See section “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.                    EXHIBITS

Exhibit Number	Description of Document	Method of Filing
2.1	Asset Purchase Agreement, dated as of July 14, 2005, by and between NAL Worldwide LLC and North American Van Lines, Inc.	Previously filed as Exhibit 10.77 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

2.2	Purchase Agreement, dated as of September 21, 2005, by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.

10.1	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Ann M. Harten.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed September 21, 2005 and incorporated herein by reference.

10.2	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 21, 2005 and incorporated herein by reference.

10.3

Fourth Amendment, dated as of September 29, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time-to-time parties thereto, the several lenders from time-to-time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.

10.4

Waiver and Fourth Amendment to Amended and Restated Receivables Sale Agreement, dated as of September 30, 2005, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association, as purchasers, and LaSalle Bank National Association as agent.

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of	Furnished herewith.

Exhibit Number	Description of Document	Method of Filing
the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

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