Form 10-K
period 2005-12-31
SIRVA INC
filed 2007-01-31
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31902

SIRVA, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2070058
(State of incorporation)	(I.R.S. Employer Identification No.)
700 Oakmont Lane
Westmont, Illinois 60559
(630) 570-3000
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, was $628,394,450.

As of December 31, 2006, 73,964,515 shares of the Registrant’s common stock were outstanding.

Documents incorporated by reference:
None

EXPLANATORY NOTE

On January 17, 2007, SIRVA, Inc. (the “Company”) filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. The Company originally filed its 2004 Annual Report on Form 10-K with the Securities and Exchange Commission on November 22, 2005. The Form 10-K/A restated the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 to correct accounting errors. The most significant error was to the balance sheet, which resulted from not attributing certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the appropriate foreign entities. As a result, the Company failed to translate the balances using the applicable foreign currency translation rates. In addition, the Company used incorrect foreign currency translation rates for goodwill and intangible assets related to other foreign operations. The financial information in this Form 10-K reflects these restatements. For a more detailed discussion of the corrections and their effects on the 2004, 2003 and 2002 consolidated financial statements, see Note 2 “Restatement” to the consolidated financial statements in Item 8 of the Form 10-K/A for the fiscal year ended December 31, 2004.

PART I

ITEM 1.                BUSINESS

Unless the context otherwise requires, the words “we,” “us,” “our” and similar terms, as well as references to “SIRVA” or the “Company” refer to the business of SIRVA, Inc. and all of its subsidiaries, including North American Van Lines, Inc. (“NAVL”), Allied Van Lines, Inc. (“AVL”) and Global Van Lines, Inc. (“GVL”). NAVL, AVL and GVL sometimes are referred to herein collectively as the “Van Lines.”

The Company

We are a world leader in the global relocation industry, providing our relocation solutions (relocation services and moving services) to a well-established and diverse customer base, including more than 11,000 corporate clients and governmental agencies, as well as thousands of individual consumers around the world. Our goal is to provide our customers with comprehensive, customizable relocation solutions that improve their employee’s relocation experience, streamline employee transfer administration, reduce real estate market risk and lower relocation costs. Our services include transferee counseling, home purchase programs, real estate broker and agent referrals to assist transferees with home sales and purchases, mortgage originations, expense management, movement of household goods, global program management and the provision of destination “settling in” services. We globally market and deliver these services under the SIRVA® Relocation brand, as well as a variety of household goods moving brands worldwide.

We provide relocation services through our operating centers located in the United States, Asia, continental Europe, the United Kingdom, Australia and New Zealand. In each location, our customer service and account management teams regularly interact with our corporate clients and their transferring employees to meet their global relocation needs. Most corporate relocations originate in the United States and the United Kingdom.

We also are a world leader in moving household goods. We operate in more than 40 countries under well-recognized brand names, including Allied®, northAmerican®, and Global® in North America; Pickfords, Hoults and Allied Pickfords in the United Kingdom; Huet International in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Allied Arthur Pierre in Belgium, Luxembourg, and France; Allied Varekamp in the Netherlands; Rettenmayer in Germany; and Allied Pickfords in the Asia Pacific region. We provide moving services for corporate, military/government and consumer clients through our worldwide proprietary agent network. In North America, we provide moving services through our branded network of 679 agents who own the trucks and trailers used in moves and are responsible for the packing, hauling, storage and distribution of household goods. We act as a network manager for our agents and provide, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. Outside North America, we provide moving services through a network of Company-operated, agent-owned and franchised locations in Europe and the Asia Pacific region.

We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. We provide relocation and moving services through a team of more than 5,700 employees worldwide, operating within four reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. For certain financial information concerning the Company’s operating segments, see Note 18 “Operating Segments” in the Notes to the Consolidated Financial Statements included in this report.

Global Relocation Services

We offer our customers complete outsourcing of their employee relocation programs. Our services include home sale, purchase and marketing assistance, global program consultation and management,

expense tracking, compliance reporting, tax reporting, and payroll interface services. We have the ability to aggregate data across all of a customer’s relocation activities, which can provide clients a valuable overview of their relocation program expenses and suggest ways to cut costs and improve services.

Our goal is to meet the needs of transferees with a full suite of customer-focused, innovative service offerings. These services include:

Home Sale.   On behalf of our customers, we manage the appraisal process and arrange for the sale of a transferring employee’s home. In most cases, we arrange and manage an advance on the equity in the home enabling the employee to purchase a new home before the existing home is sold. In addition, under some programs, if an employee’s home is not sold within a specified period, we will purchase the home based on an objective appraised value and continue to market the property until it is sold.

We provide these services under two different product offerings: a traditional model and a fixed-fee model. Under a traditional model, we provide all services on a cost plus basis, and any loss on the home sale and all holding costs incurred while the home is “in inventory” are borne by the customer. Under a fixed-fee model, we provide all of these services to our U.S. customers for a fixed-fee, set as a percentage of the transferee’s home value. For both product offerings, we utilize our network of independent real estate brokers to assist with the transferee home sale and, in the United States, receive a referral fee from the broker.

In the fixed-fee product, we take responsibility for all costs in the home sale process and agree to purchase the home if it is not sold within a pre-determined period or if a third-party sale falls through. When we take a home into inventory, which occurred approximately 16% of the time in 2005 as compared to 13% in 2004, we assume all carrying costs and any loss on resale of the home. In addition, we continue to service the transferring employee’s mortgage until the home is sold or, in the case of government service agencies and some corporate clients, we immediately pay off the mortgage. We have a comprehensive and sophisticated process for minimizing our risk and cost of providing the fixed-fee product and have experienced acceptable home sale losses on individual properties over the history of the program. We believe this product better aligns our interests with our customer’s interests, because it is in our mutual interests to avoid holding homes in inventory for long periods of time and incurring losses on resale. For the year ended December 31, 2005, our fixed-fee product represented approximately 41% of our corporate relocations.

Home Purchase.   Our home finding service provides transferring employees with the tools to empower them throughout the home purchasing process. At each stage of the process, we provide appropriate information, guidance and materials to make the transferee an informed buyer. As with the home sale process, we utilize our network of independent real estate brokers to assist corporate transferees in locating a new home at the destination location. In the United States, we provide this service at no cost to our customer, but receive a referral fee from the real estate broker for any home purchase. In Europe, we perform this service for an agreed-upon set fee. We actively monitor and rate our real estate brokers to ensure cost-effective, high-quality service.

Mortgage Origination.   SIRVA Mortgage, Inc. (“SIRVA Mortgage”) focuses on the mortgage needs of the transferring employee. Our mortgage services complement our home finding services and simplify the overall relocation process for the transferee while reducing total relocation costs for our customer. We simplify relocation lending by providing free consultation, quick pre-approval, minimal paperwork, relocation-specific loan programs, direct bill arrangements, and one-stop shopping through our multi-lender network. SIRVA Mortgage’s multi-lender approach allows us to research rates and loan options offered by national lenders and help the consumer make an informed decision. We provide mortgage services to our customers’ transferring employees, underwriting the mortgage for a transferee’s home purchase. Before a mortgage is underwritten, we obtain the agreement of one of various third-party financial institutions to purchase the mortgage from us. There typically is a processing lag of 20 to 30 days from the time we write the mortgages to the time we complete the sale. During this time, the mortgages are carried as current assets and are financed through our mortgage warehouse facility. For the years ended December 31, 2005 and 2004, we originated $1,339.3 million and $1,035.1 million of mortgages, respectively.

Destination Services.   We assist our customers in making relocations more successful by providing a range of services that reduces the inconvenience to transferring employees (and their families) and facilitates their integration into the new location. These services include city orientation, school selection, visa and immigration management, language and cultural training, and other services. We provide these services through a combination of third-party contractors and SIRVA employees, depending, in part, upon the custom for such services in the local market. In cases where we utilize third parties for these services, we typically receive a referral fee from the local service provider.

Global Services.   We have Global Service Centers in 12 countries, with a network of certified business suppliers in 150 countries, enabling us to provide global solutions to local issues. Through these global offices, we offer a full suite of specialized global relocation services to customers and their transferring employees, including assignment management, process management, visa and immigration services, complete destination services, and expense management.

Move Management.   We provide move management services to transferring employees, coordinating the packing, storage and moving of a transferring employee’s household goods, as well as assistance with questions and claims. We provide these services through our own fulfillment network, described below under “Household Goods Moving Services,” or, at a customer’s election, through a non-SIRVA moving company.

We provide all of these relocation services through operating centers located in and around major metropolitan areas throughout the world: the United States, Asia, continental Europe, United Kingdom, Australia and New Zealand. We have a staff of over 900 key relocation specialists dedicated to serving the needs of our clients and transferees. Speaking more than 30 languages and representing many nationalities, this staff coordinates our extended network of service providers, including moving services companies, real estate brokers, appraisers and destination service providers.

Customers expect a streamlined communication process between their human resource managers, transferring employees and us. To meet these needs, account managers provide this single point of contact and accountability for our clients. For individual transferring employees, we provide the full range of relocation services through a lead relocation counselor who draws on other specialists as needed during the relocation process.

We also offer consumers a range of relocation services through employee programs provided by customers and member programs provided by associations and member service organizations. These services currently include real estate broker referrals, mortgage financing and moving services.

Moving Services North America

Through our Allied®, northAmerican® and Global® branded networks, we provide interstate moving services, including household goods packing, storage and transportation services throughout the United States and Canada. We have a leadership position in the industry, and our Allied® and northAmerican® trademarks are considered two of the most widely recognized and respected brand names in moving services.

Household Goods Moving Services.   In North America, we primarily provide our household goods moving services through our network of 679 branded agents. Agents are independently-owned local moving companies that provide customers with the local packing, warehousing and the majority of the hauling required to support household moves. Our network of agents and their drivers own most of the equipment used in our moving operations. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. We also have a centralized consumer contact center in the United States that facilitates direct consumer inquiries from a broad range of affinity partners, internet, and other third-party lead sources, as well as from our branded web sites. The contact center provides immediate customer response, service qualification, and real time connection to a preferred local agent.

We hold U.S. transportation authority for all interstate moves and have entered into contracts with local agents with respect to interstate moves and recognize revenues accordingly. In contrast, our agents generally conduct intrastate moves under their own state transportation authorities using our brands, except in certain states such as Texas and California, where we hold intrastate transportation authorities. Therefore, we are not a party to most intrastate transactions and do not recognize revenues and associated costs in connection with such transactions.

Agent Network.   We have developed long-term relationships with our branded agent network, and some of our agents have been affiliated with our company for several generations. Our relationship with the agent network is governed by an agency contract that defines the terms and conditions of the agents’ exclusive representation of us in all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, typically for a 3 to 16 year period, with selected agents. Our long-term contracts provide security to both parties and ensure us long-term representation and revenues in key markets. In May 2005, a new three-year contract was signed by more than94% of our Allied® agents. As a result of these arrangements, we have historically experienced relatively low agent turnover. No single agent accounted for more than 4% of our linehaul revenues for our Moving Services Household Goods business in 2005.

Owner-Operators.   Owner-operators are independent contractors who work with our agent network and us and provide household goods and specialty transportation fulfillment services. In most circumstances, they own their trucks and coordinate obtaining the labor needed to service customer moves. At December 31, 2005, across our network in North America, there were approximately 1,800 owner-operators contracted almost exclusively by agents in household goods moving and 34 agent contracted owner-operators in our Special Products moving business, which provides for the transportation of non-household goods freight. There are approximately 31 owner-operators contracted directly by NAVL and 17 owner-operators contracted directly by our Special Products moving business.

Moving Services Europe and Asia Pacific

Through our multiple brands in Europe and the Asia Pacific region, we provide international household goods packing, storage and moving services. The combination of these operations, together with our moving services operations in North America, provides us with a leadership position in the moving services industry around the world.

In Europe and the Asia Pacific region, we primarily provide household goods moving services, as well as office and industrial moving services, through a combination of our company-operated locations, our proprietary agent network, and our network of affiliated preferred providers. We operate a majority of the fulfillment assets in Europe and the Asia Pacific regions. During 2005, we continued to dispose of a number of U.K. owned properties, thereby shifting towards a less capital intensive business model. We have continued this shift as we implement the use of more service providers who maintain their own equipment.

We are subject to certain risks relating to our international operations. For a description of these risks, see Item 1A, Risk Factors, “The international scope of our operations may adversely affect our business” and “ We are exposed to currency fluctuations, which may have an adverse effect on us.”

Customers

We serve a diverse range of customers around the world, including corporations of all sizes, military and government agencies and individual consumers. This diverse client base helps to lower our exposure to downturns or volatility in any one industry or region.

Corporate Customers.   Our corporate customers range from small businesses to large multinational companies. Many of our contracts with corporate customers are terminable by the customer on short notice and generally do not specify a minimum transaction volume. Our customers operate businesses in a variety of industries, including consumer packaged goods, automotive, manufacturing, business and financial services, retail, technology and pharmaceuticals. They are based throughout the United States, Canada, Europe and the Asia Pacific region. No single corporate customer accounted for more than 5.4% of our 2005 revenues.

Military/Government Agencies.   We provide household goods moving services to state and federal government agencies in the United States, including the U.S. Department of Agriculture, the Drug Enforcement Administration, the Federal Bureau of Investigation, all branches of the U.S. military, and government agencies of other countries around the world. These military and government agencies traditionally have represented a stable source of demand for our services and are less subject to economic cycles than our corporate customers. We also provide relocation services to certain U.S. government agencies. In addition, our agreements with the U.S. military may be terminated at the government’s election under certain circumstances. See also Item 1A, Risk Factors, “Because we have not filed our periodic reports with the SEC on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the New York Stock Exchange.”

Consumer Market.   We provide domestic and international household goods moving services to consumers around the world. The consumer household goods moving market traditionally has been stable in terms of both volume and price. Selection of a moving company generally is driven by brand, quality, price and capacity.

Seasonality

Our operations are subject to seasonal trends. Revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months. The seasonal impact on our quarterly revenues from continuing operations is illustrated by the following table showing quarterly revenues from continuing operations as a percent of the total for the indicated full fiscal years.

	2005	2004	2003
Quarter 1	19.4%	17.3%	18.0%
Quarter 2	27.2%	26.3%	24.4%
Quarter 3	30.9%	32.8%	33.8%
Quarter 4	22.5%	23.6%	23.8%
	100.0%	100.0%	100.0%

Sales and Marketing

We have a corporate sales and marketing team of approximately 145 members and a network of over 2,000 agent sales personnel serving the corporate and consumer channels. We address the consumer market through multiple channels, including a customer contact center, printed telephone directories and various Internet-based efforts. In addition, we have a dedicated sales team for the military/government market.

While we strive to grow our business in each market, we believe our largest opportunity for continued growth is in the corporate market. Because of our long-standing moving services relationships with many of our corporate clients, we have a performance history that enables us to offer related relocation services to many of them. This combined offering of relocation and moving services can often reduce a customer’s costs, while maintaining or improving the quality of service, and simplifying their administrative effort.

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

Competition

Global Relocation Services.   The relocation services business is highly competitive and includes a number of major companies that provide a full suite of relocation services, including Realogy Corporation, Prudential Financial Inc., Weichert Relocation Resources Inc., Primacy Relocation LLC and GMAC Home Services, Inc. The remainder of the relocation business is highly fragmented, with a variety of companies, including real estate brokers, moving companies, accounting firms, mortgage firms, destination service providers and business process outsourcing firms, offering individual services.

We believe the basis for competing successfully in this market rests on a company’s ability to meet the needs of customers, including high quality, low cost, low risk, simplified administration and effective knowledge management. The majority of our major competitors approach the market based on their strength in real estate. We approach the market based on our innovative service offerings and our global capabilities.

Moving Services North America.   The moving services business is highly competitive and fragmented within North America. A number of large moving companies provide national services. The remainder of the industry is extremely fragmented with many small private companies that have strong positions in local markets. We compete primarily with national moving companies, including Unigroup Inc. (the operator of United Van Lines, LLC and Mayflower Transit, LLC), Atlas World Group, Graebel Companies, Inc. and Bekins Vanlines, LLC. In the Moving Services North America segment, we also face competition from other types of competitors. These competitors include independent movers, as well as self-storage and self-haul service providers. Quality, customer service, price and capacity are key factors in the mover selection process.

Moving Services Europe and Asia Pacific.   Within Europe and the Asia Pacific region, the moving services industry is also extremely fragmented with competition from regional, national and local moving companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. In Asia Pacific, our chief competitors include Crown Worldwide Holding Ltd., Santa Fe Transports Intl. Ltd., and the Asian Tigers Group. In Europe, competitors include the Brittania Group, Bishop Removals, Crown Relocations, and White and Company in the U.K. domestic moving market and Team Relocations Ltd., Sterling International Group, AGS, UTS, Michael Gerson Ltd., and Interdean Holdings Limited in the international moving market. In the office moving market, competitors include Business Moves Group Ltd. and Harrow Green Ltd.

Government Regulation

Moving Services North America.   Our operations are subject to various federal, state, local and foreign laws and regulations that in many instances require permits and licenses. Our U.S. interstate motor carrier operations, as a common and contract carrier, are regulated by the Surface Transportation Board (“STB”) and the Federal Motor Carrier Safety Administration (“FMCSA”), which are independent agencies within the U.S. Department of Transportation (“DOT”). The STB has jurisdiction similar to the former Interstate Commerce Commission (“ICC”) over such issues as rates, tariffs, antitrust immunity and undercharge and overcharge claims. The DOT, and in particular the FMCSA, also has jurisdiction over such matters as safety; the registration of motor carriers, domestic freight-forwarders and brokers; insurance (financial responsibility) matters; financial reporting requirements; enforcement of equipment leasing, loading and unloading practices; and consumer protection regulation. In addition to motor carrier operations, we also conduct domestic operations as a licensed or permitted freight-forwarder and property broker. Many of the licenses and permits that we hold were issued by the ICC, which was eliminated in 1996; some of its regulatory functions are now performed by the DOT, the STB and the FMCSA. With respect to interstate motor carrier operations, the FMCSA is the principal regulator in terms of safety, including carrier and driver qualification, drug and alcohol testing of drivers, hours of service requirements and maintenance and qualification of equipment.

Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations or financial condition.

We also are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended (“Shipping Act”). As such, we hold ocean freight-forwarder licenses issued by the Federal Maritime Commission (“FMC”), and are subject to FMC bonding requirements applicable to ocean freight-forwarders. We also conduct certain operations as a non-vessel-operating common carrier and are subject to the regulations relating to FMC tariff filing and bonding requirements, and under the Shipping Act, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

Our international operations in the United States are subject to various customs and export-control laws and regulation, and we are subject to similar laws and regulations by the regulatory authorities of foreign jurisdictions in which we operate.

With respect to U.S. state and Canadian provincial licenses, the permitting and licensing structure largely parallels the U.S. federal licensing regulatory structure.

United Kingdom and Europe.   In the United Kingdom, we are authorized and regulated under the Financial Services Authority in order to sell insurance-style products to our customers. In addition, SIRVA Conveyancing Limited is licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of real property. In both Europe and the United Kingdom, we hold operator licenses and international transport licenses in nine of the countries in which we operate trucks. Operating licenses are not required in all European countries in which we operate. Operating licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence concerning their management of the business’s fleet of vehicles.

In the United Kingdom and continental Europe, we hold licenses for bonded warehouses at certain major ports of entry in connection with our receipt of imported goods. Across Europe, we are required to comply with data protection legislation to ensure the safe guarding of customers’ information.

Asia Pacific.   In the Asia Pacific region, we hold various commercial vehicle licenses. In Australia, we hold licenses for international relocation for our customs, quarantine and air freight operation and to store dangerous goods in connection with our management and operation of gas refueling tanks. We are licensed under Australia’s Financial Services Reform Act to comply with a 2004 requirement that applies to our sale of insurance-style products within our moving business. In New Zealand, we hold a goods service license to operate as a removalist, licenses for bonded warehouses at major ports of entry in connection with our receipt of imported goods, and government approvals in connection with our establishment as a customs bonded area and an approved facility for exams.

Real Estate Title, Brokerage and Settlement Services.   In order to receive referral fees, SIRVA Relocation is currently licensed as a real estate broker in Ohio and other states. Each state has a varying degree of regulatory and reporting requirements. Various governmental (including the federal, state and local jurisdictions of the many countries in which we operate) laws, rules and regulations, including, but not limited to, those laws, rules and regulations concerning tax obligations, privacy of information, financial controls and real estate, also have a significant impact on our Global Relocation Services segment. SIRVA Settlement, Inc. (formerly known as SIRVA Title Agency, Inc.) is licensed as an insurance title agent in seven states and is pursing title agent licenses in 25 additional states. Each state has a varying degree of regulatory requirements. SIRVA Settlement, Inc. is a registered title agent for five title insurance companies. State title insurance licensing laws and regulation activities, as well as the rules of the title insurance companies, have a significant impact on our title insurance activities.

Mortgage Services.   SIRVA Mortgage is permitted to conduct first lien mortgage lending activity as a mortgage banker in all 50 states and the District of Columbia and second lien mortgage activity in 49 states and the District of Columbia. SIRVA Mortgage has obtained a mortgage lending license and is licensed in good standing (or has received an exemption from regulation) in all states where required. Second lien mortgage activity may be limited in some states due to the type of license SIRVA Mortgage holds or by state laws and regulations. State mortgage licensing laws and regulation activities, as well as federal laws such as the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act and the Federal Credit Reporting Act, have a significant impact on our mortgage lending activities.

General.   Any violation of the laws and regulations discussed above could increase claims and/or liabilities, including claims for uninsured punitive damages. Failure to maintain required permits or licenses, or to comply with applicable regulations could subject us to fines or, in the event of a serious violation, suspension or revocation of operating authority or criminal penalties. All of these regulatory authorities have broad powers generally governing activities such as authority to engage in motor carrier operations, rates and charges and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or any changes to such regulations will not materially adversely impact our operations in the future.

We conduct international operations primarily through local branches owned or leased by various subsidiaries, as well as franchises in over 40 countries outside the United States and in a number of additional countries through agents and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments.

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

We actively monitor our compliance with environmental laws and regulations and management believes that we are presently in material compliance with all applicable requirements. Compliance costs are included in our results of operations and are not significant. We will continue to incur ongoing capital and operating expenses to maintain or achieve compliance with applicable environmental requirements, upgrade existing equipment at our facilities as necessary and meet new regulatory requirements. While it is not possible to predict with certainty future environmental compliance requirements, management believes that future expenditures relating to environmental compliance requirements will not materially adversely affect our financial condition or results of operations.

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

We also purchase residential properties from time-to-time as part of our relocation home sales programs. Such properties may contain underground storage tanks, be contaminated with hazardous mold, otherwise pose hazardous environmental conditions, or be in violation of environmental rules and regulations. As a result, we would be required to manage these environmental issues, including the clean-up of environmental hazards. Any such clean-up may be subject to state and federal regulations, as well as local ordinances.

We have also been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), or similar state statutes. Based on all known information, we believe that our established reserves are reasonable under the circumstances. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

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

Trademarks

We have registered the marks SIRVA®, northAmerican®, Allied®, Relocation Redefined®, Home Touch!®, and Worldtrac® in the United States and various other countries. Other brand or product names used in this report are trademarks or registered trademarks of their respective owners.

We have been highly active in seeking worldwide protection for numerous marks and logos relating to the “SIRVA,” “northAmerican,” “Allied,” “Global,” “Pickfords” and several of our other brands. We have actively contested unauthorized use of the “SIRVA,” “northAmerican,” “Global” and “Allied” marks. We have largely been successful in protecting our marks, but in a few exceptional circumstances have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use and no confusion was likely to occur in the future.

Employees

At December 31, 2005, our workforce comprised approximately 5,930 employees. Of these employees, approximately 5,730 were engaged within continuing operations, while approximately 200 were employed within discontinued operations. Approximately 2,080 employees were covered by union agreements, while not all covered employees have elected membership within those unions. The employees covered by union agreements are located in the United Kingdom, Sweden, Norway, Denmark, Australia and New Zealand. We believe our relationships with our employees are good. We have not experienced any major work stoppages in the last ten years.

Discontinued Operations

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan (the “Disposal Plan”) involving our logistics businesses, which included Specialized Transportation in Europe (“Specialized Transportation”) and our Transportation Solutions segment in North America (“Transportation Solutions”). In February and August 2005, we completed the sale of Specialized Transportation and Transportation Solutions, respectively.

Although not originally contemplated in the Disposal Plan, we completed the sale of our Fleet Service operations in March 2005. In May and August 2005, we completed the sale of our Blanketwrap and Flatbed truckload operations, respectively. This completed our exit from a majority of our commercial freight/logistics businesses.

In December 2005, we completed the sale of our Australian and New Zealand operations of Pickfords Records Management, which was part of our Moving Services Europe and Asia Pacific segment. In December 2005, we also completed the sale of Transguard Insurance Company of America, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (“U.S. Insurance Business”).

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

Additional Information

Our filings with the Securities and Exchange Commission (“SEC”), which include this and other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all related amendments, are available free of charge on our website at www.sirva.com and can be found by clicking on “Investors” or “For Investors” and then “SEC Filings.” Our SEC filings are available as soon as reasonably practicable after we electronically submit this material to the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

For 2005, we filed our annual Chief Executive Officer certification, dated January 18, 2006, with the New York Stock Exchange. Attached as exhibits to this Form 10-K, you will find certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.        RISK FACTORS

If any of the following risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially and adversely affected. The trading price of our common stock could decline. In addition, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

Material weaknesses in internal control over financial reporting have affected and could continue to affect the timeliness of our filings with the SEC or other regulatory authorities. Such material weaknesses have resulted in the restatement of prior year financial statements.

Management has identified a number of continuing material weaknesses in our internal control over financial reporting. As a result of these weaknesses, we previously restated our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as our unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003. Although we continue to remediate these weaknesses by implementing further changes to our control environment, the process is not yet complete. Consequently, there remains a risk that the transitional procedures on which we currently rely will fail to be sufficiently effective to assess the effectiveness of our internal controls. The ineffectiveness of these remedial measures, or a delay in their implementation, could affect the timing and accuracy of our future filings with the SEC or other regulatory authorities. See Item 9A “Controls and Procedures” for a further discussion on these matters.

Because we have not filed our annual reports for the years ended December 31, 2004 and 2005, or any of our quarterly reports in 2005 or 2006 on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the New York Stock Exchange, defaulting on our credit facilities, loss of customers and a loss of liquidity.

We have not filed any of our periodic reports with the SEC on a timely basis since we last filed our quarterly report on Form 10-Q for the quarter ended September 30, 2004. As a result, we have had to amend the covenants in both our credit agreement and our receivables sale agreement to provide us with more time to make these filings. If we cannot meet these extended deadlines for filing our quarterly reports for 2006, we will have to seek further amendments and waivers. Although we have previously received such amendments and waivers, we cannot give assurance that we will be able to do so again.

Our continued failure to file our quarterly reports for 2006 on a timely basis also could jeopardize our relocation and moving service agreements with the U.S. military. Under the terms of these agreements, our failure to timely file such periodic reports provides the different departments of the U.S. military with the right to terminate such agreements. If the U.S. military were to terminate any of these agreements, our revenues would be materially and adversely impacted.

Furthermore, our continued failure to timely file our quarterly reports for 2006 exposes us to the risk that the New York Stock Exchange (“NYSE”) may delist our common stock from trading. If our common stock were delisted from trading on the NYSE, investors would be adversely affected because our common stock would be less liquid.

The occurrence of any of these events, or other unanticipated events resulting from our failure to timely file our quarterly reports in 2006, could harm our overall business and financial results.

We are subject to litigation and governmental investigations as a result of our operations.

We are subject to litigation resulting from our operations, including litigation resulting from accidents involving our agents and drivers. These accidents have involved, and in the future may involve, serious injuries or the loss of lives. In addition, we occasionally are subject to litigation resulting from our home sale transactions. These lawsuits generally involve disclosure and property damage issues. Any such litigation may result in liability to us or harm our reputation. While the impact of any such litigation has been immaterial to our operations and financial condition, there can be no assurance that its impact will not be material in the future.

In addition, we are being investigated by European antitrust regulators regarding potential antitrust violations in Europe. We have established a reserve in accordance with the guidelines set forth in Statement of Financial Accounting Standards No. 5, Accounting for Contingencies that we consider appropriate in the circumstances. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized.

Furthermore, we are the subject of a securities class action filed in November 2004 on behalf of all persons who acquired our common stock between November 25, 2003 and November 9, 2004, as well as a second lawsuit brought by an individual plaintiff against us and certain of our directors and officers. These lawsuits were consolidated in January 2006 and allege, among other matters, that we made false and misleading statements in certain press releases and SEC filings, including the prospectuses to our initial and secondary public offerings. This case is in the preliminary stages; its outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, no amounts have been accrued for these claims. An unfavorable outcome in this case could have a material adverse effect on our business, financial condition, results of operations and cash flow. The defense of any litigation may be costly and divert our attention from the day-to-day operations of our business. In addition, we are under a formal investigation by the SEC related to our January 31, 2005 earnings guidance.

For a more detailed discussion of these and other legal proceedings, see Item 3 “Legal Proceedings” below.

Our ability to engage in certain businesses may be impaired by the regulatory investigations described above.

The regulatory investigations described above may reduce the willingness of counterparties to engage in business with us. Uncertainty concerning the ultimate outcome of these actions and proceedings may also make our products and services less attractive in the marketplace.

Our success depends in part on our strategy of offering a global comprehensive relocation solution to customers.

Historically, the majority of our revenues and income from continuing operations was derived from our moving services businesses. A significant element of our growth model, however, is our strategy of offering a global comprehensive relocation solution to customers by combining our higher-margin relocation services with our proprietary moving services network. If we are not successful in implementing our strategy, we could experience an adverse effect on our financial condition or results of operations.

We have had net losses in certain years and we may not be profitable in the future.

We had net losses of $265.4 million, $69.1million, and $39.7 million for the years ended December 31, 2005, 2004 and 2001, respectively. We cannot provide assurance that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

If we do not successfully compete within the highly competitive industries in which we operate, our revenues and profitability could be adversely affected.

The global relocation industry is highly competitive. Our main competitors are other corporate relocation service providers such as Prudential Financial, Inc. and Realogy Corporation, which are also significant customers of our moving services business. The moving services industry is extremely fragmented. We compete primarily with national moving companies, including UniGroup Inc. (the operator of United Van Lines, LLC and Mayflower Transit, LLC), Atlas World Group, Graebel Companies, Inc. and Bekins Vanlines, LLC. In the moving services segment, we also face competition from other types of competitors, including independent movers, self-storage and self-haul service providers. There are many small private participants that have strong positions in local markets.

Competition may force us to lower our prices thereby adversely affecting our revenues and profitability.

Competition in the relocation solutions industry and potential new entrants into this industry may force us to lower our prices, thereby affecting our revenues and profitability. If we do not successfully compete within this highly competitive industry, we will lose customers, in which case our revenues and profitability would be adversely affected. As we are subject to intense competition, we may not be able to achieve our growth objectives in a timely fashion, if at all.

Our business and financial condition could be adversely affected by future economic downturns and other external events.

We serve numerous industries and customers that experience significant fluctuation in demand based on economic conditions and other factors beyond our control. As our operating results are subject to customer demand, a downturn in the business of our customers or a decrease in the frequency of household moves could materially adversely affect the performance of our business. In the past, our results of operations have been negatively impacted by economic downturns.

The volume of U.K. home sale transactions started to decline in the third quarter of 2004 and continues to be weak. This decline, together with difficult market conditions in the European international moving market, may lead to our European operations suffering price pressures as the competition attempts to capture the remaining business volume. There can be no assurance that this period of reduced moving activity will not continue to exert price pressure on our European operations, resulting in lower revenues and profitability.

Similarly, terrorist attacks or other acts of violence or war may affect the financial markets, in general, or our business, financial condition and results of operation, in particular. We cannot provide assurance that there will not be future terrorist attacks affecting any of the markets we serve. Any such attacks or armed conflict may directly affect our physical facilities or those of our agents, owner-operators, customers and vendors. In addition, these events could cause consumer confidence and spending to decrease or could result in increased volatility in the U.S. and world financial markets and economies.

We have substantial existing debt and may incur substantial additional debt in the future, and the agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

At December 31, 2005, we had total outstanding debt of $559.9 million and stockholders’ equity of $96.8 million. We may incur additional debt in the future, which would result in a greater portion of our cash flow from operations being dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes.

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

In addition, our senior secured credit facility imposes deadlines for providing our annual and quarterly financial statements to our lenders. Unless we further amend the terms of our senior secured credit facility, our failure to timely provide our lenders with quarterly financial statements would result in an event of default under the credit facility. Although we have been able to amend our senior secured credit facility in the past to extend these deadlines, we can give no assurance that we will be able to do so in the future.

Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In the past, we have had to amend our agreements in order to stay in compliance with our debt covenants. There can be no assurance that we would be able to comply with such covenants or restrictions in the future. The breach of any of these covenants or restrictions could result in a default or cross default under our debt instruments and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of our senior secured lenders to make further extensions of credit under our senior secured credit facility could be terminated. If we were unable to repay our indebtedness to our senior secured lenders, these lenders could proceed against the collateral securing that indebtedness.

The recent downgrades in SIRVA’s and SIRVA Worldwide’s credit ratings will increase our borrowing costs.

In May 2006, Standard & Poor’s Ratings Services (“S&P”) lowered its ratings on SIRVA and SIRVA Worldwide, Inc. (“SIRVA Worldwide”) from B+ to B, with all ratings on CreditWatch with negative implications. S&P previously lowered its ratings on SIRVA and SIRVA Worldwide from BB to B+ in August 2005. In July 2005, Moody’s Investors Services also lowered the SIRVA Worldwide, Corporate Family Rating from Ba3 to B2, with a negative outlook. In October 2006, S&P withdrew its ratings on SIRVA and SIRVA Worldwide, reflecting the continued delay in filing updated financial statements for both 2005 and 2006 and the lack of adequate financial information to properly determine SIRVA’s current credit standing and evaluate creditor’s risks. Also in October 2006, Moody’s Investors Services withdrew its ratings for SIRVA and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. Because we rely on external sources of financing to fund our operations, the recent downgrades and withdrawals of our debt ratings will increase our borrowing costs or potentially reduce our liquidity and, therefore, adversely affect our results of operations.

Our Global Relocation Services business exposes us to some of the risks of the real estate industry, including risks relating to the purchase, ownership and resale of transferred employees’ homes at a loss.

The growth of our relocation solutions business exposes us to the risks of engaging in the real estate business. As part of our global relocation solutions package, we offer customers home purchase and sale services for their employees. If a transferee’s home cannot be sold within a given period of time

(“Marketing Period”), we may have to purchase the home for our own account and may ultimately have to sell the home to a third-party at a loss. Some of these fixed-fee programs have short Marketing Periods. In the future, if fixed-fee programs become a larger portion of our business, we may be required to purchase additional homes. In addition, a decline in the volume or value of existing home sales due to adverse economic changes could increase the number of homes that we may have to purchase, and we may have to sell those homes at a loss or carry these homes for longer periods of time, thereby adversely affecting our results of operations.

Weakening real estate markets can increase the number of homes that our Relocation Services business takes into inventory, resulting in increased costs and lower profitability.

Weakening real estate markets continue to negatively impact our home sale programs, resulting in an increase in the number of homes that we purchase and take into inventory. This may continue to increase our inventory costs and the potential for a loss on the sale of a home. Because we finance the purchase of homes taken into inventory, an increase in the number of homes that we take into inventory also increases our borrowings under our revolving credit facility. As a result, these increased costs may result in lower revenues and profitability and increased use of working capital, which may adversely affect our liquidity.

We may not be able to recruit and retain a sufficient number of agents, representatives or owner-operators to sustain our moving services business.

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

Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 679 agents account for approximately 29% of our moving and storage business in North America. If an agent were to terminate its relationship with us, we might not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

Owner-operators are independent contractors who own their trucks and provide hauling and other services. Fluctuations in the economy and fuel prices, as well as a lifestyle that requires drivers to often be away from home from four to eight weeks at a time, create challenges for new entrants to that business. Further, competition for long haul owner-operators is strong among competing moving companies.

We cannot provide assurance that we will be successful in retaining our agents or owner-operators or that agents or owner-operators that terminate their contracts can be replaced by qualified personnel. A loss in the number of experienced drivers could lead to an increased frequency of accidents, potential claims exposure and result in increased insurance costs. Because agents have the primary relationship with customers, we expect that some customers would terminate their relationship should there be a separation between the agent and ourselves. In addition, a loss of agents could impair our ability to guarantee moving capacity to our relocation customers.

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

We are a holding company with no significant independent operations and, therefore, rely on our subsidiaries to make funds available to us.

We are a holding company with no significant independent operations and no significant assets other than the capital stock of our subsidiaries, including SIRVA Worldwide. Therefore, we depend on the receipt of dividends or other distributions from our subsidiaries. Our senior credit facility contains a number of significant covenants that, among other matters, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the senior credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income, subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. In addition, under our senior secured credit facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. Our inability to receive funds from our operating subsidiaries could adversely affect our ability to meet our obligations and to make dividend payments and other distributions to holders of our common stock.

Potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. In addition, an increase in liability, property or casualty insurance premiums could cause us to incur significant costs.

We use the services of a significant number of drivers in connection with our pick-up and delivery operations, and from time-to-time these drivers are involved in accidents, including accidents occurring in operations that do not involve us. Potential liability associated with accidents in the trucking industry may be severe and occurrences are unpredictable. We are also subject to substantial exposure due to workers’ compensation and cargo claims expense, whether or not injuries or damage occur in the context of a traffic accident.

We carry insurance to cover liability and workers’ compensation claims. We cannot provide assurance, however, that our insurance will be adequate to cover all of our liabilities. To the extent we were to experience a material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims, or in the unfavorable resolution of existing claims, we might be required to incur substantial costs to cover these claims. In addition, our results of operations would be adversely affected if our liability, workers’ compensation and casualty premiums were to increase substantially.

If we lost one or more of our government licenses or permits or became subject to more onerous government regulations, including the recent federal safety rules on truck driver work hours and the recent federal consumer protection regulations governing the moving industry, we could be adversely affected.

Our operations are subject to a number of complex and stringent transportation, environmental, labor, employment and other laws and regulations. These laws and regulations generally require us to maintain a wide variety of certificates, permits, licenses and other approvals. For example, in the United States, we maintain licenses and permits issued by the Surface Transportation Board, the Federal Motor Carrier Safety Administration and the Department of Transportation, as well as the Federal Maritime Commission and banking regulators. We also hold various real estate broker licenses, title insurance licenses and mortgage lending licenses.

In Europe, we hold operator licenses and international transport licenses issued by the relevant local authorities in nine countries. Across Europe, we are required to comply with data protection legislation ensuring the safeguarding of customers’ information. In the United Kingdom, we are licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of property. In the United Kingdom, we also are licensed by the Financial Services Authority to sell insurance to our customers. We also hold licenses that permit us to sell insurance in certain European and Asia Pacific countries. Furthermore, we hold various commercial vehicle licenses, as well as other licenses for international relocation, in the Asia Pacific region.

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

We cannot provide assurance that existing laws or regulations will not be revised or that new more restrictive laws or regulations will not be adopted or become applicable to us. For example, new federal safety rules on truck driver work hours were reissued on October 1, 2005. These rules, among other things, increased the time that truck drivers must rest while off duty and decreased the total time that truck drivers could be on duty. In addition, a new federal consumer protection statute enacted on August 20, 2005, deals with consumer moving transactions, and changed, among other things, the requirements relating to estimation and collection practices of movers. We cannot provide assurance that new, more restrictive laws or regulations, including these new rules and regulations, will not materially and adversely affect our productivity and efficiency. We also cannot provide assurance that we will be able to recover from our customers any or all increased costs of compliance or that our business and financial condition will not be materially and adversely affected by these or future changes in applicable laws and regulations.

Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. Over the years, the scope of the antitrust exemption has decreased, and there can be no assurance that such exemption from the antitrust laws will continue in the future. The loss of such exemption could result in an adverse effect on our operations or financial condition.

Any difficulties with our information systems or our information systems providers could delay or disrupt our ability to service our customers and impair our competitiveness.

Sophisticated information systems are vital to our growth and our ability to manage and monitor the flow of goods that we are transporting and to provide relocation services. As these systems continue to rapidly evolve, we will need to continually enhance them. We may encounter difficulties in enhancing these systems or in integrating new technology into our systems in a timely and cost-effective manner. These difficulties could have a materially adverse effect on our ability to operate efficiently and to provide competitive customer service.

To compete effectively, we must anticipate and adapt to technological changes and offer, on a timely basis, competitively priced services that meet evolving industry standards and customer preferences. We may choose new technologies that later prove to be inadequate, or may be forced to implement new technologies at substantial cost to remain competitive. In addition, competitors may implement new technologies before we do, allowing them to provide lower priced or enhanced services and superior quality compared to those we provide. The above circumstances could have a materially adverse effect on our ability to compete.

In the United States, two third-party vendors together provide 100% of our domestic moving services information systems infrastructure and our application software development. We provide information systems infrastructure and our application software development resources for Global Relocation Services. In Europe and the Asia Pacific region, the information systems infrastructure and application software development are provided through a combination of third-party vendors and company-owned networks and employees. While we have a disaster recovery plan in conjunction with these vendors, we can provide no assurance that the plan will be adequate in the event of an actual disaster. Adverse conditions affecting the financial condition and other important aspects of these vendors’ operations may adversely affect our ability to operate efficiently or to continue operations under certain adverse conditions.

We depend on our highly trained executive officers and employees. Any loss of these employees or any difficulty in hiring equally qualified employees could adversely affect our ability to operate our business.

Our operations are managed by a small number of key executive officers. The loss of any of these individuals could have a materially adverse effect on us. In addition, our success depends on our ability to continue to attract, recruit and retain sufficient qualified personnel as we grow. Competition for qualified personnel is intense. We cannot provide assurance that we will be able to retain senior management, integrate new managers or recruit qualified personnel in the future.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

We intend to expand our business through the combination of internal growth and strategic acquisitions. The execution of future acquisitions could involve numerous risks, including:

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

A few significant stockholders exercise significant influence over the direction of our business. If the ownership of our common stock continues to be highly concentrated, it will prevent other stockholders from influencing important corporate decisions.

Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI” and, together with Fund V, the “CD&R Funds”) beneficially own approximately 23.1% and 9.6%, respectively, of the outstanding shares of our common stock. As a result, the CD&R Funds will continue to exercise significant influence over matters requiring stockholder approval and over our policy and affairs. In addition, Clayton, Dubilier & Rice, Inc. (“CD&R”), which manages Fund V and Fund VI, will continue to provide us with financial advisory and management consulting services for which it may be entitled to receive fees, including financial advisory fees, in the future.

The concentrated holdings of the CD&R Funds and the presence on our Board of Directors of Fund V designees may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. In addition, two of our directors are also partners of

ValueAct Capital, which beneficially owns approximately 9.6% of the outstanding shares of our common stock. ValueAct Capital also holds a note which, subject to stockholder approval, is convertible into approximately 20.2% of the outstanding shares of our common stock based upon the number of shares outstanding as of December 31, 2006. Further, ValueAct Capital, as a holder of our Series A preferred stock, has the right to elect two directors to our Board of Directors.

The interests of our principal stockholders may conflict with the interests of our other stockholders. Our Board of Directors has adopted corporate governance guidelines that require each director to avoid taking actions or having interests that might result in a conflict of interest with our company. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees of CD&R or ValueAct Capital will be required to recuse themselves from any discussion or decision regarding any transaction with the respective stockholders. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of SIRVA, and to disclose their outside activities, financial interests and relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These guidelines and code do not, by themselves, prohibit transactions with our principal stockholders.

Fuel is a significant cost element in the trucking transportation industry. Fuel prices are currently high and may continue to rise. Fuel prices and the availability of fuel have been subject to volatility in the past.

We utilize numerous trucks and tractor trailers that depend on fuel in the performance of day-to-day services in the household goods and office moving lines of our business, which are parts of our Moving Services North America and Moving Services Europe and Asia Pacific segments. We often employ the services of third-party transportation providers, particularly owner-operators in the U.S. domestic moving business, who also depend on fuel and, as a result, are subject to variations in fuel prices. We cannot provide assurance that fuel prices will remain stable or that supplies of fuel will always be available. Should costs escalate, we may be unable to fully recover the cost increase by increasing the price for our services. Third parties who provide transportation services to us may be unwilling to continue to do so without an increase in compensation. As a result, our operating margins could decrease, thereby adversely affecting our profitability.

Contingent or future environmental liabilities could cause us to incur significant costs and adversely affect our operations.

We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances, and the cleanup of contaminated sites. In certain European locations, we are required to recycle specified portions of our waste products. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for, investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See Item 1, “Business - Environmental Matters.”

Our business is highly seasonal, which leads to fluctuations in our operating results and working capital needs.

The relocation and moving businesses are highly seasonal due to the increase in moving activity during the summer months. Our results of operations and cash flow fluctuate significantly from quarter to quarter due to the higher shipment and home closing amounts experienced in the summer months. Certain of our operating expenses are fixed and cannot be reduced during the fall and winter months, when there is decreased demand for relocation and moving services. If we are unable to capitalize on the peak summer season or successfully manage the decreased activity during other parts of the year, our annual performance may be materially adversely affected. The seasonal nature of the relocation and moving businesses results in increased short-term working capital requirements in summer months.

Our owner-operators are currently not considered to be employees by taxing and other regulatory authorities. Should these authorities change their position and consider our owner-operators to be our employees, our costs related to our tax, unemployment compensation and workers’ compensation obligations could increase significantly.

From time-to-time, certain parties, including the Internal Revenue Service, state authorities and the owner-operators themselves, have sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner-operators to be independent contractors. We cannot provide assurance that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner-operators were deemed to be employees, our costs related to tax, unemployment compensation, and workers’ compensation could increase significantly. In addition, these changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

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

•                    compliance with import/export and customs laws of the United States and other countries;

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

A large portion of our revenues are from operations outside of the United States. These revenues are denominated in the local currency of the country in which our international subsidiaries own their primary assets. Although the majority of expenses are incurred in the same currency in which corresponding revenues are generated, we are exposed to fluctuation in foreign currencies in the translation of the applicable currencies into U.S. dollars. We utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations; however, any fluctuation in value of the U.S. dollar relative to these currencies could have an adverse effect on us.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our facilities consist primarily of leased office space located throughout the world. Facilities owned or leased include 17 for Global Relocations Services, five for Moving Services North America, 171 for Moving Services Europe and Asia Pacific, five for Corporate, ten facilities which are shared by Global Relocation and Moving Services, and one facility which is shared by Global Relocation Services and Corporate. At December 31, 2005, we had 224 facilities around the world, 15 owned and 209 leased. These totals include four facilities in the United States and three facilities in New Zealand which are not utilized in operations and are subleased. The following table sets forth our owned or leased properties by segment and location:

	Owned	Leased	Total
United States and Canada:
Global Relocation Services	—	10	10
Moving Services North America	1	4	5
Corporate	—	5	5
Discontinued Operations	—	15	15
Shared Global Relocation Services and Corporate	—	1	1
	1	35	36
United Kingdom and continental Europe:
Global Relocation Services	—	5	5
Moving Services Europe and Asia Pacific	14	106	120
Shared Global Relocation and Moving Services	—	3	3
	14	114	128
Australia and New Zealand:
Global Relocation Services	—	2	2
Moving Services Europe and Asia Pacific	—	44	44
Shared Global Relocation and Moving Services	—	1	1
	—	47	47
Asia (including United Arab Emirates):
Moving Services Europe and Asia Pacific	—	7	7
Shared Global Relocation and Moving Services	—	6	6
	—	13	13
Total	15	209	224

We believe that our office, warehouse, and distribution facilities are generally well maintained and suitable to support our current and planned business needs. There is an ample supply of alternative space available on similar terms and conditions in each market.

ITEM 3.                LEGAL PROCEEDINGS

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

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenue of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, we received a statement of objections from the European Commission. In December 2006, we provided our response to the statement of objections.

We are cooperating with the investigations. For the year ended December 31, 2005 and 2004, we incurred $1.1 million and $1.0 million, respectively, in legal fees and expenses in relation to this matter and have established a reserve that we consider appropriate under the circumstances.

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

Governmental Investigation—Australia

In August 2004, our Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (“ACCC”) stating that the ACCC was aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves made within and from the Australian Capital Territory, which were contracted by and on behalf of certain Australian government agencies. The ACCC’s notice identified 12 other companies that were alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia produced records in response to this notice. In the first quarter of 2006, the ACCC decided not to take any further action in this investigation.

Environmental Cleanup Proceedings

We have been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, we believe that our established reserves are reasonable under the circumstances. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

Other

The Owner-Operator Independent Driver Association (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against NAVL, AVL and an AVL agent, alleging violations of federal Truth in Leasing regulations. The OOIDA lawsuits are in their preliminary stages and their outcome cannot be predicted at this time. Consequently, we are not presently able to reasonably estimate potential losses, if any, related to these lawsuits.

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

Also, see Note 17 “Commitments and Contingencies” to our Notes to the Consolidated Financial Statements, which is included in this report and incorporated by reference herein.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2005, we held our annual meeting of stockholders, and Brian P. Kelley and General Sir Jeremy Mackenzie were re-elected to the Board of Directors as Class II Directors for three-year terms expiring at the 2008 annual meeting of stockholders. In addition, the stockholders approved the recommendation of the Audit Committee that PricewaterhouseCoopers LLP be appointed as the Company’s independent registered public accounting firm for 2005. The votes on these matters were as follows:

Election of Directors

	For	Withheld
Brian P. Kelley	70,755,975	234,105
General Sir Jeremy Mackenzie	70,767,080	223,000

The term of office of each of the following directors continued after the meeting: Kathleen J. Affeldt, Frederic F. Brace, Robert J. Dellinger, John R. Miller, Robert W. Nelson, James W. Rogers, Axel Rückert, Richard J. Schnall and Carl T. Stocker.

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2005

For	Against	Abstaining
70,888,412	91,264	10,404

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “SIR.” At January 1, 2007, there were 135 stockholders of record. The following table sets forth, for the period indicated, the high and low sale prices, as reported on the NYSE:

	High	Low
2006
Fourth Quarter	$4.14	$2.54
Third Quarter	$6.66	$1.92
Second Quarter	$9.69	$6.20
First Quarter	$8.89	$7.15

	High	Low
2005
Fourth Quarter	$8.62	$6.41
Third Quarter	$11.11	$7.07
Second Quarter	$9.95	$6.34
First Quarter	$19.60	$6.88

	High	Low
2004
Fourth Quarter	$24.65	$15.81
Third Quarter	$24.60	$19.36
Second Quarter	$26.00	$21.22
First Quarter	$24.50	$19.60

We have not paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business and the repayment of debt. The payment of dividends by us to holders of our common stock is limited by our credit agreements, which restrict our operating subsidiaries’ ability to pay dividends to SIRVA. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions imposed by applicable law and our contracts, and other factors deemed relevant by our Board of Directors. In addition, our ability to pay and declare dividends on our common stock is restricted by the preferential rights of holders of our convertible perpetual preferred stock to receive specified dividends.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance guidelines, Code of Business Conduct and charters for our Audit, Compensation, Nominating and Governance, Executive and Finance Committees. The corporate governance page can be found at www.sirva.com, by clicking on “Investors” and then “Corporate Governance.” Links to the relevant charters and guidelines appear under the headings “Committee Charters” and “Governance Documents.” Copies of the code, the guidelines, and these charters are also available to stockholders upon request, addressed to SIRVA, Inc., 700 Oakmont Lane, Westmont, Illinois 60559, Attention: Investor Relations, or by calling 630-570-3000. The information on our website is not a part of this report.

During the period covered by this report, there were no repurchases of common stock, sales of unregistered securities, or proceeds from the sale of registered securities. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” for further information concerning compensation plans under which our equity securities are authorized for issuance.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004*	2003 *	2002*	2001*
	(Dollars in millions, except share and per share data)
Statement of Operations Data:
Revenues:
Global Relocation Services	$1,830.5	$1,469.3	$996.2	$458.5	$2.1
Moving Services North America	1,414.6	1,312.8	1,215.7	1,142.0	1,331.2
Moving Services Europe and Asia Pacific	436.1	449.3	374.1	329.0	312.6
	3,681.2	3,231.4	2,586.0	1,929.5	1,645.9
Direct expenses:
Purchased transportation expense	1,288.9	1,185.0	1,079.4	1,005.5	1,161.0
Cost of homes sold	1,524.1	1,233.3	831.2	374.9	—
Other direct expense	493.8	444.7	350.1	263.4	231.2
Gross margin	$374.4	$368.4	$325.3	$285.7	$253.7
Operating income (loss) from continuing operations:
Global Relocation Services	$18.9	$27.3	$17.8	$10.2	$(1.9)
Moving Services North America	17.5	32.2	37.1	33.5	8.0
Moving Services Europe and Asia Pacific(1)	(88.3)	(0.6)	25.5	22.8	23.6
Corporate(1)	(73.3)	(10.7)	(4.6)	(1.3)	(0.7)
	$(125.2)	$48.2	$75.8	$65.2	$29.0
Income (loss) from continuing operations before cumulative effect of accounting change(1)(2)(4)	$(266.5)	$25.4	$0.4	$47.3	$(40.7)
Income (loss) from discontinued operations	1.1	(94.5)	13.9	3.2	1.0
Net income (loss)(1)(2)(4)	$(265.4)	$(69.1)	$14.3	$50.5	$(39.7)
Per Share Data(1)(2):
Basic income (loss) per share—continuing operations(3)(4)	$(3.61)	$0.35	$(0.03)	$0.85	$(1.04)
Diluted income (loss) per share—continuing operations(3)(4)	$(3.61)	$0.34	$(0.03)	$0.84	$(1.04)
Basic income (loss) per share—discontinued operations	$0.01	$(1.31)	$0.24	$0.06	$0.02
Diluted income (loss) per share—discontinued operations	$0.01	$(1.27)	$0.23	$0.06	$0.02
Basic net income (loss) per share(3)(4)	$(3.59)	$(0.96)	$0.21	$0.91	$(1.02)
Diluted net income (loss) per share(3)(4)	$(3.59)	$(0.92)	$0.21	$0.90	$(1.02)
Weighted-average common shares outstanding (in thousands):
Basic	73,827	72,122	58,105	51,713	42,308
Diluted	73,827	74,697	58,105	51,832	42,308
Balance Sheet Data:
Cash and cash equivalents	$30.3	$72.1	$60.2	$44.1	$32.1
Property and equipment	114.7	163.6	182.4	171.3	165.3
Total assets	1,346.8	1,819.1	1,586.3	1,390.0	1,060.3
Short-term debt(5)	125.2	129.9	100.5	99.7	68.2
Long-term debt(6)	434.7	551.5	446.3	571.8	505.0
Total liabilities	1,250.0	1,417.1	1,174.1	1,231.3	1,011.3
Redeemable common stock(7)	—	—	—	7.6	3.5
Redeemable junior preferred stock(8)	—	—	—	30.4	28.3
Stockholders’ equity	96.8	402.0	412.2	120.7	17.2
Other Data:
EBITDA from continuing operations(1)(2)(9)	$(83.1)	$85.6	$71.1	$93.9	$64.9
Depreciation and amortization—continuing operations	45.9	40.2	34.8	31.0	37.5
Gross margin as a percentage of revenues	10.2%	11.4%	12.6%	14.8%	15.4%

*       Fiscal years 2004, 2003, 2002 and 2001 financial information is restated as reflected in the Form 10-K/A Amendment No. 1 for the year ended December 31, 2004.

(1)   In 2005, within the Corporate segment, we recognized $61.1 million of expense as a result of certain independent and internal reviews conducted by the Audit Committee of our Board of Directors and

management (see Note 4 “Independent and Internal Reviews” in the Notes to the Consolidated Financial Statements). For a description of these reviews, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We also recognized impairments of $52.8 million related to goodwill, intangibles, and property and equipment of the continental Europe business within the Moving Services Europe and Asia Pacific segment (see Note 7 “Goodwill and Intangible Assets” in the Notes to the Consolidated Financial Statements). In addition, we recognized restructuring expense of $9.9 million related to the U.K. and continental Europe restructuring plan. In 2004, there was a charge of $2.8 million related to the U.K. operations in conjunction with the 2004 Disposal Plan (see Note 5 “Restructuring Expense” in the Notes to the Consolidated Financial Statements).

(2)   In 2005, charges to increase the valuation allowance for U.S. and certain foreign subsidiaries’ net deferred tax assets of $169.5 million were recorded, of which $150.5 million was allocated to continuing operations (see Note 9 “Income Taxes” in the Notes to the Consolidated Financial Statements). In 2004, we recognized $1.8 million of debt extinguishment expenses consisting of $0.8 million of early payment premium and $1.0 million of deferred debt issuance costs on the retirement of $11.0 million of 13 3/8% senior subordinate loans. In 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on the 13 3/8% senior subordinated notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture. In addition, we recorded a $1.3 million write-off of unrecognized interest rate hedging losses in connection with our debt refinancing.

(3)   Earnings per share and weighted-average common shares outstanding give effect to the split of each share of our common stock by way of reclassification into 3.17 shares of common stock that became effective on November 24, 2003. Income available to common stockholders is reduced by preferred share dividends of $1.9 million, $3.6 million and $3.4 million in 2003, 2002 and 2001, respectively. There were no preferred share dividends recognized in 2005 or 2004.

(4)   We adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), with effect from January 1, 2002. In accordance with SFAS No. 142, we no longer amortize goodwill and indefinite-lived intangibles. Goodwill and indefinite-lived intangible amortization expense, net of tax was $8.8 million, or $0.21 per basic and diluted share in 2001.

(5)   Short-term debt consists of the current portion of long-term debt and capital leases, amounts outstanding under our mortgage warehouse credit facilities and our relocation financing facilities, and other short-term debt.

(6)   Long-term debt consists of long-term debt and capital lease obligations.

(7)   Prior to the initial public offering of SIRVA common stock, which began on November 25, 2003, certain of our key employees had the right to require us to repurchase at fair value all of the shares and the exercisable portion of options held upon death, disability, retirement at normal age or termination without “Cause” (as defined in the SIRVA, Inc. Stock Incentive Plan). Such securities were classified as “Redeemable Shares of Common Stock” within mezzanine equity. This repurchase right terminated upon the consummation of the initial public offering and, as a result, these securities were reclassified to common stock.

(8)   In connection with the acquisition of the Allied and Pickfords businesses, we issued 24,500 shares of redeemable junior preferred stock, due in 2010, to an affiliate of Exel plc. Effective July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which resulted in a reclassification of our redeemable junior preferred stock from mezzanine equity to a liability. The redeemable junior preferred obligation was redeemed with the proceeds of the initial public offering.

(9)   EBITDA from continuing operations is defined as income (loss) from continuing operations before income taxes, interest, and depreciation and amortization. We believe that EBITDA from continuing operations is a relevant measurement for assessing performance since it attempts to eliminate variances caused by the effects of differences in taxation, the amount and types of capital employed, the results of discontinued operations, and depreciation and amortization policies. EBITDA from continuing operations is not a measure determined in accordance with generally accepted accounting principles and should not be considered by investors as an alternative to income from continuing operations or net income as an indicator of our performance. The EBITDA from continuing operations disclosed here is not necessarily comparable to EBITDA from continuing operations disclosed by other companies because EBITDA from continuing operations is not uniformly defined.

The following table shows a reconciliation of EBITDA from continuing operations to income (loss) from continuing operations before income taxes:

	2005	2004	2003	2002	2001
	(In millions)
Income (loss) from continuing operations before income taxes	$(162.2)	$27.3	$(3.8)	$20.7	$(22.8)
Interest expense, net	33.2	18.1	40.1	42.2	50.2
Depreciation and amortization	45.9	40.2	34.8	31.0	37.5
EBITDA from continuing operations	$(83.1)	$85.6	$71.1	$93.9	$64.9

Amortization of debt issuance costs of $1.8 million, $1.6 million, $1.7 million, $1.6 million and $1.4 million for the years ended December 31, 2005 through 2001, respectively, have been excluded from interest expense, net in the table above and included in depreciation and amortization.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a world leader in the global relocation industry providing our solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. We operate in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France and Luxembourg; Allied Varekamp in the Netherlands; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

On January 17, 2007, we filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for our fiscal year ended December 31, 2004. We originally filed our 2004 Annual Report on Form 10-K with the SEC on November 22, 2005. The Form 10-K/A restated our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 to correct accounting errors. The most significant error was to the balance sheet, which resulted from not attributing certain goodwill and trade names and associated deferred tax liabilities related to foreign operations to the appropriate foreign entities. As a result, we failed to translate the balances using the applicable foreign currency translation rates. In addition, we used incorrect foreign currency translation rates for goodwill and intangible assets related to other foreign operations. The financial information in this Form 10-K reflects these restatements. For a more detailed discussion of the corrections and their effects on the 2004, 2003 and 2002 consolidated financial statements, see Note 2 “Restatement” to our consolidated financial statements in Item 8 of the Form 10-K/A for the fiscal year ended December 31, 2004.

The results for 2005 reflected challenges on several fronts. The decline in the European moving industry that started in late 2004 reached its full impact in 2005 with moving volumes, especially in the United Kingdom, down substantially. This European market situation necessitated restructuring activities and resulted in an impairment of goodwill and intangibles. The summer moving volumes in North America remained healthy, but the cost to purchase capacity outside our network increased causing overall results to decline. Global Relocation Services began to feel the impact of a slower U.S. housing market late in 2005, increasing the costs related to homes entering inventory. While Global Relocation Services continued to grow and win new clients, margins were reduced in a slowing U.S. housing market. In addition, we incurred significant cost and devoted substantial management energies on the internal reviews and independent investigations conducted by our Audit Committee of the Board of Directors. As a result, operating margins declined in all segments. We did make significant strategic progress in 2005 in divesting non-core businesses to allow us to focus on our Relocation Solutions business. The divestitures of a majority of our remaining logistics businesses, the sale of our U.S. Insurance Business, and the divestiture of the Records Management businesses in Asia Pacific were completed. In March 2006, we completed the sale of our U.K. and Ireland Records Management business.

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

We have embarked on a strategy to grow our fixed-fee business. Our fixed-fee product, which better aligns our interests with those of our customers, provides corporations with a lower and more predictable overall cost solution than traditional cost-plus relocation products. While increased market acceptance of the fixed-fee product has been the primary driver of our growth, it has also increased our risk in a declining real estate market. A key component of the fixed-fee product is the provision whereby we will purchase the transferring employee’s home at an appraised value if it does not sell on the open market within a specified period of time. While there are many detailed contractual provisions included in this product offering that help to mitigate our risk associated with this product, we bear the risk that the sale of certain homes will be delayed and that we will be required by contract to purchase the home. This risk is different for each customer depending on the contractual amount of time allowed to sell the home in the open market and local real estate market conditions. We price the fixed-fee product as a percentage of home value which includes a pricing adjustment for these risk factors. The rate at which homes come into our inventory and magnitude of average losses have a significant impact on both our profitability and working capital requirement. Beginning in 2005, we began experiencing both a slowdown in the residential real estate market and changes in customer mix, which shortened the average marketing period before a home is eligible to come into inventory. As a result, while the Global Relocation Services segment continues to gain new customers and thus increase its revenue despite the market weakness, costs associated with the fixed-fee product also continue to rise.As a result of these factors, 16.7% of home sale closings were purchased into inventory in 2005, and total inventory at December 31, 2005 increased 25.7% from December 31, 2004. In addition to higher levels of inventory, we also experienced higher average losses as homes closed out of inventory due to the decline in the real estate market. Gross margin on home sale revenue was a loss of $13.9 million in 2005, as compared to a loss of $6.0 million in 2004, due to a combination of higher inventory volumes and higher losses on sale.

In our Moving Services North America segment, volume demand and pricing power remained healthy throughout 2005 contributing to a 7.7% increase in revenue from 2004. Operating income declined 45.7% due to higher absorption of corporate support costs previously absorbed by discontinued operations and higher peak season  transportation costs as a result of constrained summer hauling capacity.

In the Moving Services Europe and Asia Pacific segment, Europe faced a very difficult market exiting 2004, which continued throughout all of 2005. In response, throughout 2005 we took the necessary steps to rationalize the cost structure of the business and to continually reduce our asset base in Europe. Significant progress was made on both fronts.

•       Cost reductions were made in most of the European countries in which we operate, but the United Kingdom and France had the largest changes. In the United Kingdom., which experienced a 30% year-over-year market decline resulting in significant gross margin pressure, we have reduced headcount by 21% since the start of the market decline. In addition, we have moved from a structure of 18 operating regions down to four to streamline costs and decision making.

•       In France, we combined our two branded businesses, Allied Arthur Pierre and Maison Huet, into one operation. This, along with a number of cost reductions, resulted in a 50% reduction in headcount and a 40% reduction in costs.

•       In total, annualized costs in Europe, including both direct and operating expenses, have been reduced by over $20.0 million, and headcount has been reduced by more than 20%.

•       We sold the Records Management businesses in the United Kingdom in March 2006 and in Asia-Pacific in December 2005, along with a number of operating and non-operating facilities.

•       We reduced the fixed asset base in our non-U.S. moving businesses.  In 2005, we converted Spain from an owned operation to an agent franchise model and started our first Pickfords franchise in the United Kingdom, where an independent operator franchises the Pickfords brand name and delivers moving services to a defined market.

•       These changes have allowed us to reduce our fixed asset base outside North America by 58.1% since January 2005, from $108.3 million to $45.4 million and to reduce our non-North American capital expenditures from more than $20.0 million in 2004 to an estimated $5.0 million in 2006.

As a result of the above initiatives, during 2005 we incurred $9.7 million in restructuring charges. These restructuring initiatives included a reduction in personnel, facilities, equipment, and other overhead expenses. Also, an impairment charge of $4.3 million was recorded in 2005 for two information technology projects abandoned as part of the restructuring. We estimate that the restructuring will generate ongoing cost savings of approximately $20.0 million in 2006 and $24.0 million annually thereafter.

In 2005, due to adverse changes in the business climate, the Moving Services Continental Europe (“continental Europe”) and Moving Services United Kingdom businesses were tested for impairment. In 2005, an impairment charge of $48.5 million was recorded to write-off all goodwill and intangible assets relating to our continental Europe operations.

We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets:  future taxable income from our core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering our cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, we have concluded that we no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets has been recorded at December 31, 2005. We expect to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. In 2005, non-cash charges of $169.5 million, of which $150.5 million was allocated to continuing operations, were recorded in the Consolidated Statement of Operations to increase the valuation allowance for net deferred tax assets.

In addition, our 2005 operating results from continuing operations were negatively impacted by $61.1 million of costs for third-party professional services related to the independent and internal reviews described below. After 2005, we do not expect to incur any additional significant expenses relating to the independent and internal reviews.

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

Management’s conclusions regarding the findings of both the Independent Review and its own Internal Review are summarized in our Annual Report on Form 10-K, as amended by the Form 10-K/A Amendment No. 1, for the year ended December 31, 2004. A more detailed summary of Clearly Gottlieb’s findings, conclusions and recommendations to the Audit Committee is incorporated herein by reference to exhibit 99.1 of our current report on Form 8-K filed with the SEC on September 21, 2005.

The Independent Review did not reveal a scheme to misstate our financial statements. However, both the Independent Review and the Internal Review did reveal material weaknesses in our control environment, organizational structure, and in our consistent application of generally accepted accounting principles. We are using the conclusions of the reviews as a basis to drive improvements in these areas across each of our business units. A more detailed discussion of these material weaknesses appears in Item 9A “Controls and Procedures.”

Seasonality

Our operations are subject to seasonal trends. Revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months. The seasonal impact on our quarterly revenues from continuing operations is illustrated by the following table showing quarterly revenues from continuing operations as a percent of the total for the indicated full fiscal years.

	2005	2004	2003
Quarter 1	19.4%	17.3%	18.0%
Quarter 2	27.2%	26.3%	24.4%
Quarter 3	30.9%	32.8%	33.8%
Quarter 4	22.5%	23.6%	23.8%
	100.0%	100.0%	100.0%

Results of Continuing Operations

2005 Compared to 2004

Consolidated Results of Continuing Operations

	Years ended December 31,
	2005	2004	Percent Change
	(In millions)
Revenues	$3,681.2	$3,231.4	13.9%
Gross margin	374.4	368.4	1.6%
Operating expenses	499.6	320.2	56.0%
Operating (loss) income from continuing operations	(125.2)	48.2	N/M *
(Loss) income from continuing operations	(266.5)	25.4	N/M *

*                    Not meaningful

Revenues:   Revenues from continuing operations were $3,681.2 million in 2005, which represents a $449.8 million, or 13.9%, increase compared to $3,231.4 million in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments, as well as favorable currency exchange impacts within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $40.0 million and $6.4 million to our Global Relocation Services and Moving Services Europe and Asia Pacific growth in revenues, respectively. Organic growth in Global Relocation Services was driven by a 22.0% increase in the number of fixed-fee homes sold in North America. The increase in Moving Services North America was primarily driven by a 6.3% improvement in household goods revenue per shipment due to strong pricing environments in the consumer and military channels and an increase in the fuel price surcharge. Shipment volume was flat in 2005 compared to the corresponding period in 2004.

Gross margin:   Gross margin from continuing operations was $374.4 million in 2005, which represents a $6.0 million, or 1.6%, increase compared to $368.4 million in 2004. Excluding acquisitions and a favorable foreign exchange impact of $25.7 million and $0.8 million, respectively, gross margin declined $20.5 million. Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe. Moving Services North America gross margin declined due to the increase in purchased transportation expenses.

Gross margin as a percentage of revenue in 2005 was 10.2%, which represents a 1.2 percentage point decrease compared to 11.4% in 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined. The decline in gross margin percentage was driven by the higher fuel surcharge in Moving Services North America and significant price pressures throughout Europe.

Operating expenses:   Operating expenses in 2005 were $499.6 million, which represents a $179.4 million, or 56.0%, increase compared to $320.2 million for 2004. The most significant drivers of the increase were $52.8 million of impairment charges in Moving Services Europe related to goodwill, intangibles and two abandoned information technology projects; $61.1 million of costs associated with the previously discussed Independent and Internal Reviews; and an additional $7.1 million of restructuring expenses in 2005 compared to 2004 to address difficult market conditions in Europe. The restructuring initiatives included a reduction in personnel, facilities, equipment and other overhead expenses. Acquisitions increased operating expenses by $17.5 million. Excluding the effects of acquisitions, salaries and benefits increased by $17.0 million. Shared-service expenses absorbed by the continuing operations increased by $12.7 million due to the discontinuance of various businesses in 2004 and 2005. During 2004, we had gains on sales of assets of $5.9 million which were offset by $3.2 million of costs to establish and expand its relocation receivable securitization facility, neither of which occurred in 2005.

Intangibles amortization in 2005 was $11.6  million, which represents a $5.4 million increase, compared to $6.2 million in 2004. This increase was directly related to acquisitions made in the previous year.

Operating expenses as a percentage of revenues were 13.6% and 9.9% in 2005 and 2004, respectively. The 3.7 percentage point increase resulted from the increase in costs noted above.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $125.2 million in 2005, which represents a $173.4 million decrease, compared to operating income from continuing operations of $48.2 million in 2004. As discussed above, the decline primarily resulted from a decrease in the gross margin rate coupled with the expenses associated with the Independent and Internal Reviews, Moving Services Europe restructuring and impairments, an increase in shared-service expenses absorbed by continuing operations, and gains on sales of assets in 2004 which did not occur in 2005.

Interest expense:   Interest expense was $35.0 million in 2005, which represents a $15.3 million, or 77.6%, increase compared to $19.7 million in 2004. The increase was due to a $95.8 million increase in average debt outstanding and an increase in the effective interest rate to 6.82% in 2005 from 5.41% in 2004. Average debt outstanding increased primarily as a result of the purchase of Executive Relocation Corporation (“ERC”) in December 2004 and costs paid in 2005 as a result of the Independent and Internal Reviews.

Debt extinguishment expense:   During 2005, debt extinguishment expense was $1.7 million. In 2004, we recognized $1.8 million of debt extinguishment expense associated with the retirement of $11.0 million of Senior Subordinated Notes, consisting of $0.8 million of bond tender premium and $1.0 million of deferred debt issuance costs.

Provision for income taxes:   Our provision for income tax in 2005 of $104.3 million was primarily due to the establishment of a full valuation allowance for the U.S. and certain foreign subsidiaries net deferred tax assets, as well as the impairment of non-deductible goodwill associated with our continental Europe operations. Exclusive of non-cash charges for deferred tax valuation allowances and pre-tax charges for non-deductible goodwill impairments, the provision for income taxes would have been a tax benefit of $47.0 million based on a pre-tax loss from continuing operations of $126.4 million, resulting in an effective tax rate of 37.2%. In 2004, our provision for income tax was $1.9 million, based on pre-tax income of $27.3 million, due to the impairment of non-deductible goodwill associated with our U.S. Insurance Business. Exclusive of the non-deductible goodwill impairment charge, our provision for income tax would have been $1.9 million based on pre-tax income of $6.9 million, resulting in an effective tax rate of 27.3%. The reduction in the tax in 2005 is primarily attributable to a tax benefit recorded for prior year tax return filing differences, as well as the net tax benefit recorded for the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“the Jobs Act”), as described below.

In October 2004, the President signed the Jobs Act, which became effective for all reporting periods beginning after signing and created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our Overall Domestic Reinvestment Plan as required by the Jobs Act, which authorizes up to $500.0 million of repatriation of unremitted foreign earnings. In 2005, we repatriated $93.7 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operation is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations in 2005. Net tax expense of $4.2 million associated with the repatriated funds from discontinued operations has been included in the tax on discontinued operations in 2005.

Income (loss) from continuing operations:   Loss from continuing operations was $266.5 million, or $3.61 per diluted share, in 2005, which represents a $291.9 million, or $3.95 per diluted share, decrease compared to income from continuing operations of $25.4 million, or $0.34per diluted share, in 2004. As discussed above, the decline primarily resulted from the impairment charges, the Independent and Internal Review expenses, and the tax valuation allowance.

Segment Results of Continuing Operations

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	SIRVA, Inc.
	(In millions)
2005
Revenues:
Service revenue	$320.3	$1,414.6	$436.1	$—	$2,171.0
Home sale revenue	1,510.2	—	—	—	1,510.2
Total revenues	1,830.5	1,414.6	436.1	—	3,681.2
Direct expenses:
Purchased transportation expense	—	1,163.6	125.3	—	1,288.9
Cost of homes sold	1,524.1	—	—	—	1,524.1
Other direct expense	203.9	122.3	164.8	2.8	493.8
Gross margin	$102.5	$128.7	$146.0	$(2.8)	$374.4
Gross margin as a percentage of revenues	5.6%	9.1%	33.5%	—	10.2%
Operating income (loss) from continuing operations	$18.9	$17.5	$(88.3)	$(73.3)	$(125.2)
2004
Revenues:
Service revenue	$242.0	$1,312.8	$449.3	$—	$2,004.1
Home sale revenue	1,227.3	—	—	—	1,227.3
Total revenues	1,469.3	1,312.8	449.3	—	3,231.4
Direct expenses:
Purchased transportation expense	—	1,061.8	123.2	—	1,185.0
Cost of homes sold	1,233.3	—	—	—	1,233.3
Other direct expense	156.6	118.0	168.9	1.2	444.7
Gross margin	$79.4	$133.0	$157.2	$(1.2)	$368.4
Gross margin as a percentage of revenues	5.4%	10.1%	35.0%	—	11.4%
Operating income (loss) from continuing operations	$27.3	$32.2	$(0.6)	$(10.7)	$48.2
Key Performance Indicators, 2005 vs. 2004:
Percent change in revenues	24.6%	7.7%	(2.9)%	—	13.9%
Percentage point change in gross margin percentage	0.2	(1.0)	(1.5)	—	(1.2)

Global Relocation Services

Total revenues were $1,830.5 million in 2005, which represents a $361.2 million, or 24.6%, increase compared to $1,469.3 million in 2004. Home sale revenues were $1,510.2 million in 2005, which represents a $282.9 million, or 23.1%, increase compared to $1,227.3 million for 2004. The increase was driven by a 22.0% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $320.3 million in 2005, which represents a $78.3 million, or 32.4%, increase compared to $242.0 million in 2004. In 2005, service revenues included $40.0 million from the acquisitions of ERC, D.J. Knight & Co., Ltd. (“DJK”) and Relocation Dynamics, Inc. (“RDI”). Excluding acquisitions and exchange rate changes, service revenue increased 15.8% driven primarily by a 16.0% and 5.8% increase in the number of fixed-fee and traditional closings, respectively, in North America, which accounts for approximately 99% of total Global Relocation Services’ revenue.

Gross margin was $102.5 million in 2005, representing a $23.1 million, or 29.2%, increase compared to $79.4 million in 2004. Gross margin as a percentage of revenues was 5.6% for 2005, which represents a 0.2 percentage point increase compared to 5.4% in 2004.

Gross margin on home sale revenue in 2005 was a loss of $13.9 million, which represents a $7.9 million increase from a loss of $6.0 million in 2004. In 2005, we wrote-down home inventory by $9.1 million to estimated net realizable value due to the decline in the housing market compared to $1.0 million in 2004. Gross margin on service revenue was $116.4 million in 2005, representing a $31.0 million, or 36.3%, increase compared to $85.4 million in 2004. Gross margin percentage on service revenue was 36.3% in 2005, which represents a 1.0 percentage point increase compared to 35.3% in 2004. The increase in service revenue gross margin percentage was driven by acquisitions, which carry a higher gross margin than existing business.

Operating expenses were $83.6 million in 2005, which represents a $31.5 million, or 60.8%, increase compared to $52.1 million in 2004. Acquisitions added $15.5 million in operating expenses in 2005, of which $5.3 million related to intangibles amortization expense. Excluding the impact of acquisitions, operating expenses increased $16.0 million, or 30.9%, driven by an increase in salaries and benefits from additional headcount, corporate support costs, professional fees, and provisions for bad debt.

Operating income was $18.9 million in 2005, which represents an $8.4 million decrease compared to operating income of $27.3 million in 2004. Operating income as a percent of revenues was 1.0% in 2005, as compared to 1.9% in 2004. Acquisitions added $8.7 million of operating income in 2005. Excluding the impact of acquisitions, operating income declined $17.1 million driven by a lower gross margin rate and higher operating expenses.

Moving Services North America

Revenues were $1,414.6 million in 2005, which represents a $101.8 million, or 7.7%, increase compared to $1,312.8 million in 2004. Changes in exchange rates increased revenues by $5.3 million. As a result, organic growth was $96.5 million. The increase in revenues was primarily driven by a 6.3% improvement in household goods revenue per shipment due to strong pricing environments in the consumer and military channels and an increase in the fuel price surcharge. Shipment volume was flat in 2005 compared to 2004.

Gross margin was $128.7 million in 2005, which represents a $4.3 million decrease compared to $133.0 million in 2004. Gross margin as a percentage of revenues was 9.1% for 2005, which represents a 1.0 percentage point decrease compared to 10.1% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expense and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $111.2 million in 2005, which represents a $10.4 million, or 10.3%, increase compared to $100.8 million in 2004. The increase was driven by higher absorption of corporate support costs resulting from the discontinuation of our logistics businesses and an increase in bad debt expense and professional fees.

Operating income from continuing operations was $17.5 million in 2005, which represents a $14.7 million, or 45.8%, decline compared to income of $32.2 million in 2004. This decline was due to the previously discussed increase in purchased transportation expense, higher absorption of corporate overhead, and increases in bad debt expense and professional fees.

Moving Services Europe and Asia Pacific

Revenues were $436.1 million in 2005, which represents a $13.2 million, or 2.9%, decrease compared to $449.3 million in 2004. Changes in exchange rates and the acquisition of Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”), a German-based moving and relocation services business, in April 2004 increased revenue by $2.7 million and $6.5 million, respectively. Excluding the impact of the changes in exchange rates and the acquisition, revenues declined $22.4 million, or 5.0%, from 2004.

The decline in revenues is due to the Europe operations, which experienced an 8.3% decline, partially offset by a 12.9% growth in Asia Pacific. The U.K. housing market continued to decline in the volume of home sale transactions leading to price decreases per move. In addition, the international moving business in the United Kingdom, France and Switzerland declined, along with the domestic and business moving businesses in Norway and Sweden.

Gross margin was $146.0 million in 2005, which represents an $11.2 million, or 7.2%, decrease compared to $157.2 million in 2004. The gross margin as a percentage of revenues in 2005 was 33.5%, which represents a 1.5 percentage point decrease compared to 35.0% in 2004. Excluding the favorable effects of changes in exchange rates of $0.3 million and the acquisition of Rettenmayer’s gross margin of $1.5 million, gross margin declined $13.0 million. The decline in revenue drove the overall decrease in gross margin and significant price pressures throughout Europe, especially in the United Kingdom, reduced the gross margin rate.

Operating expenses were $234.3 million in 2005, which represents a $76.5 million, or 48.4%, increase compared to $157.8 million in 2004. Changes in exchange rates decreased operating expenses by $0.3 million, while the acquisition of Rettenmayer added an additional $1.9 million of expenses. Excluding the effect of exchange rates and the Rettenmayer operating expenses, operating expenses increased $74.9 million, or 47.4%, from 2004. The increase was primarily driven by impairment charges in Europe related to goodwill and intangibles of $48.5 million as well as $4.3 million for information technology projects abandoned as part of the restructuring. Excluding the effects of the Rettenmayer acquisition and changes in exchange rates, salaries and benefits increased $4.5 million, primarily due to an increase in bonuses associated with the Asia Pacific revenue growth. In addition, professional fees increased $4.1 million, primarily due to the Independent Review and audit fees. In 2004, Europe recognized a gain of $5.9 million on the sales of assets which did not recur in 2005.

Operating loss was $88.3 million in 2005, which represents an $87.7 million decrease, compared to $0.6 million loss in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer increased operating income by $0.3 million. The decline in revenue along with reduced gross margins, higher operating expenses, higher restructuring charges, impairment charges in 2005, and gains on sales of property in 2004, which did not recur in 2005, resulted in a significant decrease in operating income from 2004.

Corporate

In 2005, we incurred $73.3 million of corporate expense, representing a $62.6 million increase compared to $10.7 million in 2004. The increase was primarily attributable to $60.3 million of costs associated with the previously discussed Independent and Internal Reviews. Increases in corporate insurance, legal and Board of Director costs, were partially offset by lower stock compensation expense and $1.2 million of secondary offering expenses in 2004 which were not incurred in 2005.

2004 Compared to 2003

Consolidated Results of Continuing Operations

	Years ended December 31,
	2004	2003	Percent Change
	(In millions)
Revenues	$3,231.4	$2,586.0	25.0%
Gross margin	368.4	325.3	13.2%
Operating expenses	320.2	249.5	28.3%
Operating income from continuing operations	48.2	75.8	(36.5)%
Income from continuing operations	25.4	0.4	N/M *

*                    Not meaningful

Revenues:   Revenues from continuing operations were $3,231.4 million in 2004, which represents a $645.4 million, or 25.0%, increase compared to $2,586.0 million in 2003. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments. Also, there was a $54.0 million favorable currency exchange impact primarily within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $36.6 million and $10.7 million to our Moving Services Europe and Asia Pacific and Global Relocations Services segments growth in revenues, respectively.

Gross margin:   Gross margin was $368.4 million in 2004, which represents a $43.1 million, or 13.2%, increase compared to $325.3 million in 2003. Acquisitions and a favorable foreign exchange impact increased gross margin by $15.4 million and $16.5 million, respectively. Global Relocation Services and Moving Services North America experienced strong organic growth which was offset by a decline in the Moving Services Europe and Asia Pacific segment. Gross margin as a percentage of revenue in 2004 was 11.4%, which represents a 1.2 percentage point decrease compared to 12.6% in 2003. Gross margin as a percentage of revenue declined in all segments.

Operating expenses:   Operating expenses in 2004 were $320.2 million, which represents a $70.7 million, or 28.3%, increase compared to $249.5 million in 2003. Acquisitions and changes in exchange rates increased operating expenses by $14.5 million and $16.3 million, respectively. Excluding the effects of acquisitions and exchange rates, salaries and benefits increased $10.2 million and professional fees increased $13.1 million. We recognized $3.2 million of costs in 2004 to establish and expand our relocation receivable securitization facility and $2.8 million of restructuring expense, neither of which occurred in 2003. Offsetting the increase were gains on sales of assets of $5.9 million in 2004 compared to $1.8 million in 2003.

Intangibles amortization in 2004 was$6.2 million, which represents a $1.9 million increase compared to $4.3 million in 2003. Acquisitions made in 2004 and 2003 resulted in an increase of $0.6 million.

Operating expenses as a percentage of revenues were 9.9% and 9.6% in 2004 and 2003, respectively.

Operating income from continuing operations:   Operating income from continuing operations was $48.2 million in 2004 compared to operating income from continuing operations of $75.8 million in 2003. The decrease of $27.6 million, or 36.5%, is a result of higher operating expenses described above.

Interest expense:   Interest expense was $19.7 million in 2004, which represents a $22.1 million, or 52.9%, decrease compared to $41.8 million in 2003. The decrease is due primarily to the retirement of our Senior Subordinated Notes and our Senior Discount Notes, which were retired using the proceeds from our initial public offering. The retirements resulted in an $18.8 million favorable impact. The remainder of the decrease resulted from the payment of various acquisition loans and the effect of interest rate swap agreements. In 2003, we recorded $1.3 million of interest expense that had been previously treated as accretion of junior preferred stock dividends. Also in 2003, we wrote off $0.9 million of unrecognized hedging losses to interest expense in connection with our debt refinancing.

Debt extinguishment expense:   In 2004, we recognized $1.8 million of debt extinguishment expense associated with the retirement of $11.0 million of Senior Subordinated Notes. In connection with our initial public offering of our common stock in 2003, we recognized $37.6 million of debt extinguishment expense, consisting of $25.0 million of bond tender premium on our Senior Subordinated Notes and a $12.6 million write-off of deferred debt issuance costs on the prior senior credit facility and indenture.

Provision (benefit) for income taxes:   In 2004, our provision for income tax was $1.9 million based on pre-tax income of $27.3 million, an effective tax rate that is not meaningful due to the impairment of non-deductible goodwill associated with our U.S. Insurance Business. Exclusive of the non-deductible goodwill impairment charge, our provision for income tax would have been $1.9 million based on pre-tax income of $6.9 million, resulting in an effective tax rate of 27.3%. In 2003, our income tax benefit was $4.2 million based on a pre-tax loss of $3.8 million, resulting in an effective tax rate that is not meaningful on a consolidated basis due to the blend of domestic pre-tax loss offset by foreign pre-tax income. Due to tax incentive programs for which we have qualified in certain foreign jurisdictions, the foreign pre-tax income has been taxed at a lower overall effective tax rate.

Income from continuing operations:   Income from continuing operations was $25.4 million, or $0.34 per diluted share, in 2004, which represents a $25.1 million, or $0.37 per diluted share, increase compared to income from continuing operations of $0.4 million, which after preferred share dividends, results in a loss of $0.03per diluted share, in 2003. The decline in the gross margin rate and increase in operating expenses was more than offset by the decline in interest expense and debt extinguishment costs.

Segment Results of Continuing Operations

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	SIRVA, Inc.
	(In millions)
2004
Revenues:
Service revenue	$242.0	$1,312.8	$449.3	$—	$2,004.1
Home sale revenue	1,227.3	—	—	—	1,227.3
Total revenues	1,469.3	1,312.8	449.3	—	3,231.4
Direct expenses:
Purchased transportation expense	—	1,061.8	123.2	—	1,185.0
Cost of homes sold	1,233.3	—	—	—	1,233.3
Other direct expense	156.6	118.0	168.9	1.2	444.7
Gross margin	$79.4	$133.0	$157.2	$(1.2)	$368.4
Gross margin as a percentage of revenues	5.4%	10.1%	35.0%	—	11.4%
Operating income (loss) from continuing operations	$27.3	$32.2	$(0.6)	$(10.7)	$48.2
2003
Revenues:
Service revenue	$169.2	$1,215.7	$374.1	$—	$1,759.0
Home sale revenue	827.0	—	—	—	827.0
Total revenues	996.2	1,215.7	374.1	—	2,586.0
Direct expenses:
Purchased transportation expense	—	987.7	91.7	—	1,079.4
Cost of homes sold	831.2	—	—	—	831.2
Other direct expense	103.6	101.0	145.1	0.4	350.1
Gross margin	$61.4	$127.0	$137.3	$(0.4)	$325.3
Gross margin as a percentage of revenues	6.2%	10.4%	36.7%	—	12.6%
Operating income (loss) from continuing operations	$17.8	$37.1	$25.5	$(4.6)	$75.8
Key Performance Indicators, 2004 vs. 2003:
Percent change in revenues	47.5%	8.0%	20.1%	—	25.0%
Percentage point change in gross margin percentage	(0.8)	(0.3)	(1.7)	—	(1.2)

Global Relocation Services

Total revenues were $1,469.3 million in 2004, which represents a $473.1 million, or 47.5%, increase compared to $996.2 million in 2003. Home sale revenues were $1,227.3 million in 2004, which represents a $400.3 million, or 48.4%, increase compared to $827.0 million in 2003. Service revenues were $242.0 million in 2004, which represents a $72.8 million, or 43.0%, increase compared to $169.2 million in 2003. Acquisitions contributed $10.7 million to the growth in service revenues. Changes in exchange rates increased service revenue by $1.4 million. Excluding acquisitions and the impact from the change in exchange rates, service revenues increased $60.7 million. The improvement was primarily the result of a 35.0% increase in the number of fixed-fee home closings in North America, which accounts for approximately 99% of Global Relocation Services’ revenue. During 2004, we continued to gain share in the relocation market. Average fixed-fee home values rose 11.7% in 2004, a reflection of both the general housing market strength and the mix impact that resulted from winning large accounts with transaction volumes between geographic areas with higher average home values. In 2004, we added companies such as Dell, CSX, Delphi, Textron and 3M to our client base.

Gross margin was $79.3 million in 2004, representing a $17.9 million, or 29.2%, increase compared to $61.4 million in 2003. Gross margin as a percentage of revenues was 5.4% in 2004, which represents a 0.8 percentage point decrease compared to 6.2% in 2003. This reflects a shift in product mix toward fixed-fee relocations, which contribute higher gross margin dollars, but carry a lower gross margin rate than our traditional relocation services.

Gross margin on home sale revenue in 2004 was a loss of $6.0 million, which represents a $1.8 million decrease compared to a loss of $4.2 million in 2003, and reflects our loss on homes sold. Gross margin on service revenue was $85.4 million in 2004, representing a $19.8 million, or a 30.0%, increase compared to $65.6 million in 2003. The increase is attributable to the growing fixed-fee product penetration as discussed above.

Operating expenses were $52.1 million in 2004, which represents an $8.5 million, or 19.5%, increase compared to $43.6 million in 2003. Excluding the impact of acquisitions and changes in exchange rates of $5.5 million and $0.7 million, respectively, operating expenses increased $2.3 million, or 5.2%. Operating expenses in 2004 included $3.2 million of costs to establish and expand our receivables securitization program.

Operating income from continuing operations was $27.3 million in 2004, which represents a $9.5 million, or 53.1%, increase compared to $17.8 million in 2003. Operating income from continuing operations as a percent of revenues was 1.9% in 2004, compared to 1.8% in 2003. Excluding minimal impact of changes in currency rates and the impact of acquisitions of $1.1 million, operating income increased $8.5 million, or 47.8%.

Moving Services North America

Revenues were $1,312.8 million in 2004, which represents a $97.1 million, or 8.0%, increase compared to $1,215.7 million in 2003. The increase in revenues was driven primarily by an organic increase of $93.5 million. The remainder of the increase was due to favorable changes in exchange rates of $3.6 million.

The increase in revenues was driven by a 3.6% increase in moving shipments for the year, highlighted by a return to growth of the corporate channel, where shipments increased 5.3% compared to 2003. Also contributing to revenue growth was a 5% increase in household goods revenue per shipment due to strong pricing environments in the consumer and military channels. These strong moving fundamentals more than offset a $7.7 million decline in the special products portion of this segment.

Gross margin was $133.0 million in 2004, which represents a $6.0 million, or 4.8%, increase compared to $127.0 million in 2003. Gross margin as a percentage of revenues was 10.1% in 2004, which represents a 0.3 percentage point decrease compared to 10.4% in 2003. The decline in gross margin rate was primarily driven by higher claims expense experienced in the fourth quarter of 2004. Our network resources (transportation equipment, drivers, and crews) were insufficient to handle the strong volumes experienced in the peak summer season, resulting in the use of alternative capacity sources to service a portion of the demand, which required more handling and resulted in higher claim rates.

Operating expenses were $100.8 million in 2004, which represents a $10.9 million, or 12.1%, increase compared to $89.9 million in 2003. In the fourth quarter of 2004, we incurred $2.1 million of unanticipated charges associated with certain legal matters. The remainder of the increase was driven by higher allocated support costs, as well as incremental investments in sales and marketing. In addition, we modified certain domestic employee benefit programs to standardize them across all U.S. operations resulting in a one-time reduction in expense of $1.2 million in 2003.

Operating income from continuing operations was $32.2 million in 2004, which represents a $4.9 million, or 13.1%, decrease compared to $37.1 million in 2003. The decline was due to higher operating expenses, which offset an increase in gross margin.

Moving Services Europe and Asia Pacific

Revenues were $449.3 million in 2004, which represents a $75.2 million, or 20.1%, increase compared to $374.1 million in 2003. Acquisitions and changes in exchange rates increased revenues by $36.6 million and $49.0 million, respectively. Excluding the effects of acquisitions and changes in exchange rates, revenues decreased 2.8%, reflecting modest growth in Asia Pacific, which was more than offset by a significant decline in the U.K. market in the second half of 2004 due to a marked slowdown in the volume of home sale transactions.

Gross margin was $157.2 million in 2004, which represents a $19.9 million, or 14.5%, increase compared to $137.3 million in 2003. The gross margin as a percentage of revenues was 35.0% in 2004, which represents a 1.7 percentage point decrease compared to 36.7% in 2003, reflecting high fixed costs associated with the fixed asset intensive moving business in the United Kingdom. Changes in exchange rates and acquisitions increased gross margin $15.6 million and $8.7 million, respectively. Excluding the impact of changes in currency rates and acquisitions, gross margin decreased $4.4 million, or 3.2%.

Operating expenses were $157.8 million in 2004, which represents a $46.0 million, or 41.2%, increase compared to $111.8 million in 2003. Changes in exchange rates increased operating expenses by $15.2 million, while acquisitions added an additional $9.0 million of expenses. Excluding the effects of exchange rates and acquisitions, operating expenses increased $21.8 million, or 19.5%. The increase was driven primarily by investments made in our European business to enhance sales and marketing capability and centralize operating activities. In the fourth quarter of 2004, we incurred $2.2 million of unanticipated charges to write-off a receivable related to a previous asset sale due to an obligor’s bankruptcy. In 2004, restructuring expense of $2.8 million was incurred, which did not occur in 2003. In 2004, we recognized $5.9 million of gains on the sale of assets compared to $1.8 million in 2003.

Operating loss from continuing operations was $0.6 million in 2004, which represents a $26.1 million decrease compared to operating income of $25.5 million in 2003. The increase in operating expenses more than offset the improvement in gross margin.

Corporate

In 2004, we incurred $10.7 million of corporate expenses, representing a $6.1 million increase compared to $4.6 million in 2003. The increase was primarily attributable to a $7.3 million increase in professional fees, of which $2.7 million were Sarbanes-Oxley related expenditures. Also, in 2004 we incurred $2.0 million of unanticipated charges related to certain former employees’ severance agreements.

Results of Discontinued Operations

On September 9, 2004, the Board of Directors authorized and approved a disposal plan involving our North American High Value Products Division (“HVP”), Specialized Transportation in Europe (“STEU”) and Transportation Solutions in North America (“TS”). The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005, and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from a majority of our asset intensive logistics businesses.

We also completed the sales of our Fleet Service operations in March 2005, Blanketwrap operations in May 2005, and Flatbed operations in August 2005. The sales of these three operations completed our exit from the former North American Van Lines’ commercial freight/logistics businesses. The Fleet Service business was a component of the former Network Services segment, and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment.

In December 2005, we completed the sales of our Australian and New Zealand Pickfords Records Management businesses, a component of the Moving Services Europe and Asia Pacific segment, and the operations of our former Network Services segment, consisting of Transguard Insurance Company of America, Inc., TransGuard General Agency, Inc., National Association of Independent Truckers, LLC (“NAIT”), Vanguard Insurance Agency, Inc. and ClaimGuard, Inc.

As a result of the sales of these businesses, the assets and liabilities of these businesses have been classified as held for sale and the results of these businesses are reported in discontinued operations in the Consolidated Statements of Operations.

Income (loss) from discontinued operations in the Consolidated Statements of Operations includes the following:

	Years ended December 31,
	2005	2004	2003
	(In millions)
Revenue	$291.8	$614.5	$604.7
Operating (loss) income before income tax	(52.3)	(110.9)	22.9
Gain (loss) on disposals, net of tax	57.1	(0.3)	—

In 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. Also, in 2005, we recorded an impairment charge for goodwill of $2.1 million for TS. In 2004, we recorded impairment charges of $66.4 million and $7.0 million for goodwill related to the U.S. Insurance Business and HVP, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 19 “Discontinued Operations,” to the Notes to the Consolidated Financial Statements for more detailed information.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $577.7 million senior credit facility through SIRVA Worldwide. This credit agreement with J.P. Morgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility and a $402.7 million term loan obligation. The credit agreement contains a number of significant covenants that, among other matters, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the senior credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income, subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. In addition, under the credit agreement, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. We executed a series of amendments to the revolving credit agreement with effective dates of March 28, July 1, September 30 and November 14, 2005, and March 23, August 15 and September 29, 2006. The amendments, among other matters, extended the time period for the filing of financial statements and relaxed the financial covenants relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. Under the amended terms of the revolver, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending September 30, 2006 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of September 30, 2006 is 7.25:1, and the ratio is adjusted each quarter, falling to 4.75:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.5:1 beginning in September 2006 and remains at that level through all of 2007. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants throughout this period. Should market conditions or other factors impact our results of operations or financial condition, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The amendments to the credit agreement are included in our Current Reports on Form 8-K filed with the SEC on April 1, 2005, July 1, 2005, October 4, 2005, November 17, 2005, March 29, 2006, August 17, 2006 and September 29, 2006.

Our subsidiary, SIRVA Mortgage utilizes a revolving credit facility and an early purchase facility to fund our mortgage loans held for resale. Effective May 2005 and May 2006, SIRVA Mortgage entered into amendments of the uncommitted early purchase facility which increased the facility from $100.0 million to $120.0 million and from $120.0 million to $250.0 million, respectively. The early purchase facility is now the primary means for SIRVA Mortgage to fund their traditional residential first mortgage lending. In March 2006, an amendment to the uncommitted early purchase facility established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the committed warehousing credit and security agreement from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125 to 300 basis points. The monthly commitment fee based on usage has been removed. In October 2006, SIRVA Mortgage entered into an amendment to the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs. Both the revolving credit facility and the uncommitted early purchase facility contain covenants calculated at the SIRVA Mortgage level. The facilities require a minimum tangible net worth of $11 million, a maximum leverage of 17:1 through September 30, 2006 and 15:1 thereafter, and a minimum current ratio of 1.05:1. SIRVA Mortgage has been compliant with the terms of its agreements and anticipates remaining compliant throughout 2007 based on current performance and anticipated results.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $65.3 million at December 31, 2005. The outstanding balance of these facilities was $31.8 million at December 31, 2005 and $43.4 million at December 31, 2004. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future although the facilities are callable on demand.

Our short-term and long-term liquidity needs will arise primarily from:

•       interest expense, which was $42.3 million in 2005 ($36.7 million from continuing operations and $5.6 million from discontinued operations). Of this, $32.9 million was settled in cash. We expect our interest expense to be approximately $75.0 million in 2006, which includes a $1.0 million write-off as a result of a mandatory payment and $9.4 million of expense from the August 15, 2006 amendment that was considered a debt extinguishment. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $5.1 million in the next year;

•       principal repayments of debt and capital leases, which were $92.5 million in 2005 and are scheduled to be $5.4 million in 2006, $8.3 million in 2007, $7.6 million in 2008, $5.5 million in 2009, $390.6 million in 2010, and $2.2 million thereafter; principal repayment of $20.5 million in outstanding borrowings under our revolving credit facility is scheduled in 2009;

•       operating lease payments, which were $55.9 million in 2005 and are scheduled to total $42.4 million in 2006, $33.7 million in 2007, $27.8 million in 2008, $22.7 million in 2009, $18.2 million in 2010, and $83.6 million thereafter;

•       unconditional purchase commitments, which are scheduled to total $18.9 million in 2006, $14.7 million in 2007, $14.2 million in 2008, $14.2 million in 2009, $14.2 million in 2010, and $22.3 million thereafter;

•       capital expenditures, which were$27.4 million in 2005 and are expected to range between $15 million and $20 million in 2006;

•       cash income tax payments, which were $3.7 million in 2005 and are expected to be $11.0 million in 2006. The significant increase in 2006 income tax payments relates to a federal tax payment for the 2005 tax liability on the foreign earnings repatriated under the American Jobs Creation Act of 2004, as well as a tax on the gain of the Business Services Division in the United Kingdom and Ireland;

•       contributions to our pension plans, which are expected to be approximately $26.6 million in 2006;

•       funding needs of approximately $12 million in 2006 associated with our restructuring plans and the Disposal Plan;

•       working capital requirements as may be needed to support business growth. As Global Relocation Services adds new customers, we expect to increase the utilization of our relocation securitization facility to fund relocation related receivables. The $200.0 million facility was only 62% utilized at December 31, 2005. In August 2006, the facility was increased to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million. We expect in the long-term that this facility will need to be increased again to meet incremental funding requirements as new customers are added.

Cash flows from operating activities

Net cash used for operating activities was $6.1 million in 2005 compared to cash provided of $159.3 million in 2004, representing a decrease of $165.4 million. The primary causes for the decrease in operating cash flows were the deterioration of our results of operations, payments in 2005 of $61.1 million related to the Independent and Internal Reviews, which did not occur in 2004, and higher interest payments in 2005 as compared to 2004 of $6.2 million. Net loss was $265.4 million in 2005 compared to a net loss of $69.1 million in 2004, which is an increase in loss of $196.3 million. Non-cash adjustments were a positive impact of $190.0 million and $123.7 million in 2005 and 2004, respectively. The positive impact of non-cash adjustments in 2005 compared to 2004 was driven mainly by a positive impact of $98.7 million in changes in deferred income taxes in 2005 compared to a negative impact of $24.1 million in 2004, offset by a negative impact of $62.9 million and $7.6 million in gains on sales of assets in 2005 and 2004, respectively. Changes in operating assets and liabilities used $35.4 million in additional cash compared to the prior year, primarily due to changes in accounts and notes receivable and other current assets and liabilities, offset by a change in accounts payable. In 2004, we implemented an accounts receivable securitization facility, which was a source of cash of $19.6 million and $105.3 million in 2005 and 2004, respectively.

Net cash used for operating activities was $159.3 million in 2004 compared to cash provided of $79.6 million in 2003. Our operating cash flows decreased $79.7 million. Net loss was $69.1 million in 2004 compared to net income of $14.3 million in 2003, which is a decrease of $83.4 million. Non-cash adjustments were a positive impact of $123.7 million and $97.8 million in 2004 and 2003, respectively. The positive impact of non-cash adjustments in 2004 compared to 2003 was driven mainly by a positive impact of $87.2 million from impairments of goodwill and other assets in 2004 compared to no impairment in 2003, offset by a negative impact of $24.1 million in changes deferred income taxes in 2004 compared to a positive impact of $2.5 million in 2003. Impairments of $87.2 million were primarily related to $66.4 million of goodwill related to the U.S. Insurance Business and $7.0 million of goodwill and $12.7 million of other assets due to the disposition of HVP. In addition, there were $37.6 million in write-offs of debt issuance costs and losses on bond extinguishment in 2003 as compared to $1.8 million in 2004. Changes in operating assets and liabilities generated $137.2 million in additional cash compared to the prior year, primarily due to changes in accounts and notes receivable offset by a change in other current assets and liabilities. In 2004, we implemented an accounts receivable securitization facility, which was a source of cash of $105.3 million in 2004.

As part of our relocation product offering, we provide home equity advances to relocating employees, sometimes purchase the employees’ homes under buyout programs, and provide mortgage loans for home purchases. In the United Kingdom and for traditional relocation in the United States, the customer guarantees repayment of these amounts to us to the extent proceeds from the home sale are insufficient.

These equity advances, purchased homes, and mortgages are classified as current assets in our Consolidated Balance Sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes, and mortgage loans are low. For internal purposes, we treat the associated financing as a current liability, not as debt. This current liability moves in tandem with the corresponding current assets with minimal effect on net cash flow.

Cash flows used for investing activities

Cash provided by investing activities totaled $77.8 million in 2005 compared to using $150.9 million and $79.1 million in 2004 and 2003, respectively. Net purchases of investments were $10.7 million, $23.2 million and $21.6 million in 2005, 2004 and 2003, respectively.

We may continue to pursue acquisitions that we believe would further strengthen our global presence or advance our strategic position in the markets we serve. Cash used for acquisitions are summarized as follows:

	For Years Ended December 31,
	2005	2004	2003
	(In millions)
NAIT and subsequent purchase price contractual adjustments	$—	$4.9	$5.8
Scanvan	—	—	23.5
PRS	—	—	2.4
Move-Pak	—	—	0.1
RDI	0.5	1.9	—
Rettenmayer	—	7.3	—
DJK	0.3	1.8	—
ERC	0.3	89.1	—
Other	—	—	1.2
	$1.1	$105.0	$33.0

The net cash proceeds from our dispositions for the year ended December 31, 2005, are summarized as follows:

(In millions)
Specialized Transportation—Europe	$9.0
Fleet Service	3.3
Blanketwrap	0.9
Transportation Solutions	11.5
Flatbed	2.0
U.S. Insurance Business	8.5
Records Management	79.0
$114.2

Capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, were $27.4 million, $35.5 million and $28.6 million in 2005, 2004 and 2003, respectively. Capital expenditures for 2006 are expected to range between $15.0 million to $20.0 million. Proceeds from the sale of property and equipment declined from $14.3 million to $3.6 million in 2004 and 2005, respectively, and increased from $6.5 million to $14.3 million in 2003 and 2004, respectively.

Cash flows from financing activities

Net cash used for financing activities was $111.7 million in 2005 compared to cash provided of $5.7 million and $12.5 million in 2004 and 2003, respectively. Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. Net cash used for repayments was $107.6 million, $17.1 million and $140.9 million in 2005, 2004 and 2003, respectively. The Company received $35.0 million in 2004 when Exel plc exercised its warrant to purchase shares of our common stock. The change in book overdrafts provided $5.0 million in 2005 of cash and used $5.8 million and $5.3 million of cash in 2004 and 2003, respectively. Debt issuance costs were $5.8 million, $1.8 million and $8.9 million in 2005, 2004 and 2003, respectively.

We received $250.6 million from the initial public offering in 2003 and paid associated offering costs of $2.4 million and $20.6 million in 2004 and 2003, respectively. The junior preferred stock was redeemed for $32.6 million, and $25.0 million was used in payment for the call premium on the redemption of our 13 3/8% senior subordinated notes. At December 31, 2003, we had no outstanding borrowings under our revolving credit facility.

Debt Service

Principal and interest payments under our credit facilities represent significant liquidity requirements. Our senior credit facility is composed of a term loan and a revolving credit facility. At December 31, 2005, we had $559.9 million of indebtedness composed of indebtedness for borrowed money and capital leases consisting of:

•                    $402.7 million outstanding under our term loan;

•                    $20.6 million of debt and $20.0 million of letters of credit outstanding under our $175.0 million revolving credit facility, leaving available capacity of $134.4 million at December 31, 2005;

•                    $16.6 million of capital leases;

•                    $119.8 million of short-term debt, consisting of $81.9 million of our mortgage warehouse facilities, $31.8 million of our relocation financing facilities, $1.1 million of foreign subsidiaries’ operating lines of credit, $5.0 million of insurance policy financing; and

•                    $0.2 million of other debt.

We guarantee certain operating lines of credit maintained by wholly-owned foreign subsidiaries. At December 31, 2005, 2004 and 2003, the outstanding balances were $1.1 million, $1.6 million and $0.8 million, respectively.

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

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10.0% convertible notes due 2011, pursuant to the terms of a securities purchase agreement, dated September 25, 2006.

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off-balance sheet arrangement to sell up to $55.0 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. Proceeds from receivables sold, which approximates the fair value of the receivables sold, of $258.6 million were offset by collections paid of $153.4 million from the transaction date of June 30, 2004 through the period ended December 31, 2004. On December 23, 2004, in conjunction with the acquisition of ERC, the limit was increased to $200.0 million of which 62% has been utilized as of December 31, 2005. Proceeds from receivables sold of $1,110.0 million, which approximates the fair value of the receivables sold, were offset by collections paid of $1,090.4 million for the year ended December 31, 2005.

Effective March 31, May 31, July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16, and October 12, 2006, the Relocation Receivables Sale Agreement was amended. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and in August 2006 increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Relocation Receivables Sale Agreement does not contain any financial covenants, but does contain requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations. The amendments to the Relocation Receivables Agreement and the Second Amended and Restated Receivables Sale Agreement are included in our Current Reports on Form 8-K filed with the SEC on April 5, 2005, June 2, 2005, July 1, 2005, October 4, 2005, November 17, 2005, December 21, 2005, March 31, 2006, August 17, 2006, October 18, 2006, and December 29, 2006.

The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties, and contract arrangements with corporate clients. The equity advances generally are due within 180 to 270 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the loans during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees received under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

Contractual Obligations

The following table provides a summary, at December 31, 2005, of our contractual cash obligations:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Contractual Obligations
Long-Term Debt	$423.5	$1.2	$8.2	$414.1	$—
Interest Payments on Long-term Debt (a)	182.9	37.7	80.7	64.5	—
Capital Lease Obligations	16.6	4.2	7.7	2.5	2.2
Interest Payments on Capital Leases	4.8	0.7	0.9	0.4	2.8
Operating Leases	228.4	42.4	61.5	40.9	83.6
Unconditional Purchase Obligations	98.5	18.9	28.9	28.4	22.3
Cargo Claims Reserves	26.1	24.5	1.6	—	—
Pension Plans (b)	26.6	26.6	—	—	—
Total Contractual Cash Obligations	$1,007.4	$156.2	$189.5	$550.8	$110.9

(a)           Excludes interest on borrowings under our revolving credit facility and mandatory payments on our bank term loan of $49.5 million on March 31, 2006 with proceeds from the sale of our Records Management Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of our convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom. The term loan balance beyond 2006 is assumed to be impacted only by the scheduled amortization payments and does not reflect any mandatory payments from future potential asset sales or from any available cash flow. The bank term loan has a floating interest rate estimated at 10.18% for 2006 and assumed to be 11.45% thereafter.

(b)          Our policy is to fund our pension plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 31, 2005 and 2004, the pension liability was $65.8 million and $49.9 million, respectively. We currently estimate that we will contribute approximately $26.6 million to our pension funds in 2006. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2006.

Commitments and Contingencies

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications, and certain application software development. The total future commitment to Covansys and ACS is $93.7 million as of December 31, 2005.

Litigation and Governmental Investigations

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

On October 11, 2005,plaintiff filed its Consolidated Amended Class Action Complaint, followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act, as well as Sections 10(b), 20(a), and 20A of the Exchange Act. Plaintiff seeks unspecified damages.

On January 3, 2006, we and all other defendants moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted. On September 22, 2006, the court granted in part and denied in part that motion. It dismissed in full, without prejudice, the claim under Section 12(a)(2) of the Securities Act, as well as various allegations underlying the other claims, and granted plaintiff 30 days to amend its complaint. On October 23, 2006, plaintiff filed the Second Amended Complaint in order to replead claims that the court dismissed without prejudice. On November 14, 2006, we and all other defendants filed our answer to the Second Amended Complaint. On November 15, 2006, we and certain of the other defendants moved in part to dismiss the Second Amended Complaint.

This case is in the preliminary stages; its outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, we have not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on our overall operations or financial condition. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

We also are under investigation by various governmental authorities and are a defendant in various lawsuits. For a discussion of these investigations and proceedings, see Item 3 “Legal Proceedings” and Note 17 “Commitments and Contingencies” to our Notes to the Consolidated Financial Statements, which are incorporated by reference herein.

Related Party Transactions

We are a party to a consulting agreement with Clayton, Dubilier & Rice (“CD&R”), a private investment firm which is an affiliate of our largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership that held approximately 23.1% of our common stock at December 31, 2005. Clayton, Dubilier & Rice Fund VI Limited Partnership also held approximately 9.6% of our common stock at December 31, 2005. Under the consulting agreement, CD&R receives a management fee for financial advisory and management consulting services. For the years ended December 31, 2005, 2004 and 2003, these fees were $1.0 million, $1.1 million and $1.0 million, respectively, and were recorded as a component of “General and administrative expense” in the Consolidated Statements of Operations. CD&R has waived the management fee for the years ended December 31, 2006 and 2007.

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as  approximately 16.8% of its outstanding common stock is beneficially owned by Fund VI. The total future commitment to Covansys is $37.5 million as of December 31, 2005. We incurred expense of $9.0 million, $9.7 million and $8.0 million under this arrangement for the years ended December 31, 2005, 2004 and 2003, respectively, which were recorded as a component of “General and administrative expense” in the Consolidated Statements of Operations.

On October 30, 2004, we sold HVP to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support our household goods moving services business. For a period of one year following the close of the transaction, we provided certain transition services such as information technology systems support to Specialized Transportation Agent Group, Inc.. For a period of two years, we will provide fleet registration, driver qualification and safety administration. We recorded reimbursements related to these services of $16.7 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of “Other direct expense” and “General and administrative expense” in the Consolidated Statements of Operations.

On August 5, 2005, we sold our TS segment through our NAVL subsidiary to NAL Worldwide LLC (“NAL”), an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the purchase price was deferred in connection with our obligation to fulfill terms of an information technology service agreement, for which we were reimbursed. The $1.0 million deferred purchase price will be received in the third quarter of 2006. For the year ended December 31, 2005, we recorded reimbursements of $1.6 million, primarily related to information technology services, information technology equipment purchases, and communications billings.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 “Summary of Significant Accounting Policies and Estimates” in the Notes to the Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this report. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following are critical areas that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results.

Allowance for doubtful accounts:   An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers, agents and owner-operators to make required payments. We record a specific reserve for all receivables with known collection issues and a general allowance for all other receivables based on their aging and historical experience. If the financial condition of our customers and agents were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable were $19.3 million and $24.8 million at December 31, 2005 and 2004, respectively, representing 5.2% of our accounts receivable balances at December 31, 2005 and 2004. The provision for losses on accounts and notes receivable for continuing operations was $7.1 million, $3.6 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Relocation properties held for resale:   Relocation properties held for resale are recorded at net realizable value, the purchase price less an estimate for loss on sale and costs to sell the property. These estimates reflect the actual sales price for homes sold subsequent to year-end and expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, we use the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. If we experience a further reduction in the market value of the homes in inventory, additional adjustments may be required. The reserve to record properties at net realizable value was $25.2 million and $13.1 million at December 31, 2005 and 2004, respectively. Cost of homes sold includes write-downs of relocation properties to market value of $9.1 million, $1.0 million and $0.4 million in 2005, 2004 and 2003, respectively. The 2005 results reflect the challenging U.S. residential real estate market effects of both 2005 and 2006. Other direct expense includes costs to sell relocation properties of $114.2 million, $105.4 million and $66.8 million in 2005, 2004 and 2003, respectively.

Goodwill and intangible assets:   We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names, customer relationships, member relationships and covenants not to compete. Customer and member relationships and covenants not to compete are amortized from 5 to 18 years and 1 to 5 years, respectively. Commencing October 1, 2003, customer and member relationship intangible assets are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized.

Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. We perform our impairment tests utilizing the two step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its implied fair value, an impairment loss would be recognized in an amount equal to the excess of the implied fair value of the reporting unit’s goodwill over its carrying value, not to exceed the carrying amount of the goodwill.

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

Fair value of our goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows, forecasted over a five-year period, with residual growth rates forecasted at 2.5% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, we evaluate whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. We make every effort to forecast our future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. residential real estate market, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations. See Item 1A “Risk Factors” for other factors that have the potential to impact estimates of future cash flows.

Discount rates utilized in the goodwill valuation analysis are based on an independent third-party’s assessment of the cost of capital for comparable companies. The rates utilized at December 31, 2005 were 7.5% and 11.0% for our moving and relocation reporting units, respectively.

As of December 31, 2005, the estimated fair value exceeded the book value of the goodwill and indefinite-lived intangible assets by approximately 10%, 17%, 24% and 607% for the Global Relocation Services, Moving Services North America, Moving Services U.K. and Moving Services Asia Pacific reporting units, respectively. If the discount rate were to increase by 100, 100, 250 and 3,250 basis points for the Global Relocation Services, Moving Services North America, Moving Services U.K. and Moving Services Asia Pacific reporting units, respectively, management would need to perform a step two analysis on the respective business unit, which could result in an impairment to goodwill and other intangibles.

In 2005, as a result of the long-lived assets of continental Europe being tested for recoverability as discussed below, we tested goodwill of the continental Europe and U.K. businesses for impairment. An impairment charge of approximately $36.1 million was recorded on continental Europe goodwill. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for continental Europe unamortized trade names. We performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

In addition, during 2005, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $15.4 million for intangibles was recorded in discontinued operations. In 2005, as a result of the difference between the estimated sales price of the TS segment and its carrying value, an impairment charge of $2.1 million for goodwill was recorded in discontinued operations.

In 2004, an impairment charge of $66.4 million was recorded in discontinued operations to write-down goodwill related to the U.S. Insurance Business. The impairment was partly due to lower operating results associated with adverse claims. The lower 2004 operating results were driven by a changing mix to a higher risk customer base and lines of business into which we recently entered. The lower operating outlook and consideration of the estimated financial impact of a likely rating downgrade of Transguard Insurance Company of America caused us to perform a critical assessment of the fair value of the U.S. Insurance

Business at December 31, 2004. Fair value was estimated using the expected present value of its future cash flows.

Also, in 2004, as a result of the difference between the sales price of the North American HVP Division and its carrying value, an impairment charge of $7.0 million for goodwill was recorded in discontinued operations.

Impairment of long-lived assets:   We periodically review the carrying value of our property and equipment and our intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

In 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting primarily of customer relationships and covenants not to compete. We performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

Also, in 2005, as a result of the difference between the sales price of the discontinued U.S. Insurance Business and its carrying value, an impairment charge of $6.5 million for property and equipment and other long-term assets was recorded in discontinued operations.

Contingent purchase price premium:   We may receive a purchase price premium relating to the sale of our U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse developments up to a maximum of $20.0 million. The purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. We will also receive 55% of any favorable reserve development. Annual independent actuarial evaluations will be utilized to determine the amount, if any, due for each installment. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development was recorded in 2005. Management’s significant assumptions used in calculating the actuarial valuation include a discount rate of 4.35% (based on Treasury Bond Yields) and risk load assumption of 20% (estimated cost to reinsure based on historical reinsurer’s return on equity). A 1.0% increase to the discount rate or risk load factor would result in a decrease to the receivable of $0.4 million and $0.3 million, respectively.

Cargo claims reserves:   We estimate claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates and changes to those estimates are recorded.

At December 31, 2005 and 2004, our cargo claims reserves totaled $26.1 million and $24.9 million, respectively; however, future actual results may be materially different from our current estimates. Cargo claims expense was $39.4 million, $37.3 million and $29.5 million for the years ended December 31, 2005,

2004 and 2003, respectively. Historical cargo claims metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded as appropriate.

Pensions and other postretirement benefits:   We provide a range of benefits to our current and retired employees, including defined benefit retirement plans and postretirement medical and life insurance benefits. We record annual amounts relating to these plans based on actuarial calculations which use various assumptions, such as discount rates, expected rates of return, salary growth rates, turnover and disability rates, and healthcare cost trend rates. See Note 15 “Pension Plans, Postretirement and Other Benefits” of our Notes to the Consolidated Financial Statements for the pension expense included in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, as well as the unrecognized net loss at December 31, 2005 and 2004. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries; however, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense.

In determining the 2005 domestic pension expense, the expected return on plan assets was maintained at 9.00%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 10.77%. We anticipate that our investment managers will generate long-term returns of at least 9.0%. The discount rate assumption was lowered to 5.75% from 6.25% at December 31, 2005 and 2004, respectively.  The discount rate utilized for determining pension obligations is based on the plan’s projected cash flow utilizing Citigroup Pension Liability Index. The pension expense for 2006 is expected be $2.8 million representing a decrease of 3.4% compared to the 2005 expense primarily due to the change in the discount rate assumption. A 25 basis point reduction in the discount rate would increase the 2006 pension expense by approximately $0.3 million.

The expected return on plan assets for our U.K. pension plan was lowered to 7.40% from 7.75% at December 31, 2005 and 2004, respectively, reflecting the change in investment strategy over the year. In developing our expected long-term rate of return assumption, we evaluated input from our actuary, including its review of our asset allocation strategy whose benchmark indices returned 8.1% over the last 10 years. We anticipate that our investment managers will generate long-term returns of at least 7.25%. The discount rate assumption was lowered to 5.40% from 5.60% at December 31, 2005 and 2004, respectively. The discount rate utilized for determining pension obligations is based on the plan’s projected cash flow utilizing corporate spot rates. The pension expense for 2006 is expected to be $3.4 million, representing an increase of 13.3% compared to the 2005 expense primarily due to the change in discount rate and expected rate of return on asset assumptions. A 25 point basis point reduction in the discount rate would increase the 2006 pension expense by approximately $0.2 million.

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our domestic and U.K. plan assets is broadly characterized as a 65%/35% allocation between equity and debt securities. The strategy utilizes indexed

U.S. and non-U.S. equity securities and actively managed non-U.S. equity securities and investment grade debt securities. We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as our contributions and monthly benefit payments are made. We expect to make contributions in 2006 of $14.9 million for the U.S. pension plan and $11.7 million for the U.K. pension plan.

In determining the 2005 postretirement benefit obligation, the discount rate was maintained at 5.50% and the healthcare cost trend rate was increased to 10.00% in 2005 from 9.00% in 2004. The discount rate is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index. A 50 basis point reduction in the discount rate would not have a material impact on postretirement expense.

Revenue Recognition:   Our moving services operations recognize gross revenues invoiced to the transportation customer and all related transportation expenses, including packing, transportation expenses and other costs associated with the service, on the date a shipment is delivered or services are completed. Delivered not processed (“DNP”) is the estimated service revenue associated with shipments delivered or services completed and not invoiced. Purchased transportation expense (“PTE”) is the associated expense the Company pays to third parties who provide transportation and moving services. We estimate PTE associated with DNP revenue, both of which are estimated based on historical data.

Income taxes:   We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. To the extent that a valuation allowance is established or increased in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. The amount of any valuation allowance recorded is determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred taxes will be recoverable. We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets: future taxable income from the core business segments, estimated operating expenses to support an anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. After considering our cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, we concluded that we no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the results in 2005, 2004 and 2003. As a result, in 2005, non-cash charges of $169.5 million, of which $150.5 million was allocated to continuing operations, have been recorded in the Consolidated Statement of Operations. We have a full valuation allowance against our U.S. and certain foreign subsidiaries’ net deferred tax assets. We expect to continue to maintain a valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. We concluded that a valuation allowance on the remaining $3.8 million of foreign net deferred tax assets at December 31, 2005 was not required.

Commitments and contingencies:   We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside counsel.

A purported securities class action complaint has been filed in the U.S. District Court for the Northern District of Illinois against us, certain of our current and former officers and directors, the seven underwriters which participated in our initial and secondary public offerings, our independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The complaint alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA’s initial and secondary public offerings. The complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act, as well as Sections 10(b), 20(a), and 20A of the Exchange Act. Plaintiff seeks unspecified damages.

On January 3, 2006, we and all other defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. On September 22, 2006, the court granted in part and denied in part that motion. It dismissed in full, without prejudice, the claim under Section 12(a)(2) of the Securities Act, as well as various allegations underlying the other claims, and granted plaintiff 30 days to amend its complaint. On October 23, 2006, plaintiff filed the Second Amended Complaint in order to replead claims that the court dismissed without prejudice. On November 14, 2006, we and all other defendants filed our answer to the Second Amended Complaint. On November 15, 2006, we and certain of the other defendants moved in part to dismiss the Second Amended Complaint.

This case is in the preliminary stages; its outcome is not predictable at this time, and we are not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, we have not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on our overall operations or financial condition. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

For a description of certain other legal proceedings, see Item 3 “Legal Proceedings” and Note 17 “Commitments and Contingencies” to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the SEC postponed the effective date. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. We are required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The adoption of SFAS No. 123(R) is expected to result in an additional pre-tax expense of approximately $1.5 million to be recognized in 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are required to adopt SFAS No. 158 in the fourth quarter of 2006. We are currently evaluating the impact that this statement will have on our financial statements. Based on the amounts as of December 31, 2005 disclosed in Note 15 “Pension Plans, Postretirement and Other Benefits,” an additional liability of $10.4 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

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

In June 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 addresses various issues in determining the amount that could be realized under the insurance contract.EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are required to adopt EITF 06-5 in the first quarter of 2007. We are currently evaluating the impact that EITF 06-5 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. We do not expect this bulletin to have a material impact on our financial statements.

Forward-Looking Statements

This report includes statements that constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” or variations of such words are generally part of forward-looking statements. Readers should not place undue reliance on these statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon us and our subsidiaries. There can be no assurance that future developments affecting us and our subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance or results and involve risks, uncertainties and assumptions. Many factors could affect our actual financial results or results of operations and could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation:

•                    changes in the market for our services;

•                    global political conditions, the outbreak of war or hostilities, or the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

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

•                    changes in the regulatory environment, including antitrust, tax, environmental, and insurance laws and regulations, that could negatively affect the operation of our business;

•                    risks associated with operating in foreign countries;

•                    the cost associated with the various regulatory investigations and the litigation described in this report;

•                    the impact of the material weaknesses in internal control over financial reporting identified in this report and the cost of remediating those weaknesses;

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Item 1A, “Risk Factors” in this report, should be considered when reviewing the forward-looking statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates, as well as changes in the market value of our financial instruments. Interest rate agreements and foreign exchange contracts are utilized to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. We do not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which we also have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties, but we have no reason to anticipate nonperformance by the other parties.

Interest Rate Risk

We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings composed primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our margins, results of operations, and our ability to service indebtedness. Holding all other variables constant, a hypothetical adverse 1.0% rate increase would have increased interest expense by $5.1 million and $5.8 million in 2005 and 2004, respectively.

We had two open interest rate swap agreements at December 31, 2005 compared to four at December 31, 2004. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. As a result of these agreements, the interest rate on 31% and 37% of our debt obligations at December 31, 2005 and 2004, respectively, was fixed. These agreements qualify for cash flow hedge accounting treatment; therefore, market rate changes in the effective portion of these derivatives are reported in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets. The following is a summary of each agreement in place at December 31, 2005:

	Agreement 1	Agreement 2
Notional amount	$60.0 million	$60.0 million
Fixed rate paid	3.10%	2.89%
Variable rate received	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006

Holding all other variables constant, if the actual forward curve on each swap agreement exceeded the implied rate used for the year-end mark-to-market calculations by 1%, the fair market of the swap agreements would increase by $2.1 million and $0.7 million at December 31, 2005 and 2004, respectively. A 1% decrease in the implied rate used for the year-end mark-to-market calculations would cause the fair market value of the swap agreements to decrease by $0.7 million and $2.1 million at December 31, 2005 and 2004, respectively. Changes in the market value do not affect the reported results of operations unless the company sells such obligations prior to the expiration date.

We enter into derivative transactions in order to mitigate the risk that a change in interest rates will result in a decline in value of our interest rate lock commitments (“IRLCs”) in our committed mortgage pipeline or mortgage loan inventory. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors, through mandatory forward sales of mortgage-backed securities (“MBS”), and by purchasing call options on U.S Treasury Futures and Federal National Mortgage Association (“FNMA”) MBS. At December 31, 2005 and 2004, we had forward contracts to sell MBS that amounted to $103.0 million and $57.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2005 and 2004, we owned call options on U.S Treasury futures and FNMA MBS that amounted to $22.0 million and $12.5 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. Changes in fair value are recorded in current period earnings. For IRLCs and mortgage loans in inventory, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the U.S. Treasury futures and FNMA MBS call options, the fair value is measured utilizing the Black-Scholes pricing model. At December 31, 2005 and 2004, holding all other variables constant, if interest rates were to increase by 0.50%, the fair market value of the derivatives would increase by $1.6 million and $0.9 million, respectively. At December 31, 2005 and 2004, holding all other variables constant, if interest rates were to decrease by 0.50%, the fair market value of the derivatives would decrease by $1.0 million and $0.4 million, respectively. Gains or losses resulting from changes in fair value of these derivatives were immaterial for the years ended December 31, 2005 and 2004.

Foreign Currency Risk

Approximately 14.2%, 16.4% and 17.1% of our sales were denominated in foreign currency in 2005, 2004 and 2003, respectively. The exposure to currency rate fluctuations primarily relates to Europe (Euro and British pound sterling).

Assets, liabilities and commitments that will be settled in cash, and are denominated in currencies other than the functional currency of the reporting entity, are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the years ended December 31, 2005 and 2004, we recognized currency translation gains of $0.6 million, respectively.

From time-to-time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling, and the Euro. The contract amounts of foreign currency forwards at December 31, 2005 and 2004 were $27.3 million and $48.0 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate-sensitive instruments held as of December 31, 2005 and 2004, would result in a hypothetical loss of approximately $1.4 million and $2.4 million, respectively. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the years ended December 31, 2005 and 2004, we recognized losses of $1.2 million and $0.1 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, together with accompanying notes to financial statements, and schedule of SIRVA, Inc. are included in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SIRVA, Inc.:

We have completed integrated audits of SIRVA, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SIRVA, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 16 “Common Stock, Redeemable Common Stock and Redeemable Junior Preferred Stock”, the Company changed its accounting for redeemable junior preferred stock upon adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity on July 1, 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because (1) the Company did not maintain an effective control environment, (2) the Company did not maintain effective controls over the financial reporting process, (3) the Company did not maintain effective controls over the complete and accurate recording of leases, (4) the Company did not maintain effective controls over the complete and accurate recording of purchase business combinations, (5) the Company did not maintain effective controls over the complete and accurate recording of revenue, (6) the Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment, (7) the Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities, (8) the Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals, (9) the Company did not maintain effective controls over reconciliations of certain financial statement accounts, (10) the Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring, (11) the Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts, (12) the Company did not maintain effective controls over spreadsheets, (13) the Company did not maintain effective controls over income taxes, (14) the Company did not maintain effective controls over cash management within their Global Relocation Services segment, (15) the Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment and (16) the Company did not maintain effective controls to restrict access to certain financial application programs and data, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1)               The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 10 below. This control deficiency contributed to the material weaknesses discussed in items 2 to 16 below, the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements and their related disclosures, as well as audit adjustments to the 2005 consolidated financial statements.

2)               The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in items 3 to 16 below, the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements and their related disclosures, as well as audit adjustments to the 2005 consolidated financial statements.

3)               The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to appropriately classify leases as either operating or capital or evaluate and accurately record (i) sale-leaseback transactions, (ii) lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, (iii) amortization expense over the remaining lease term for leasehold improvements, (iv) impairment expense related to leased assets associated with discontinued operations, (v) costs to remediate or return leased facilities to initial condition at the end of the lease term in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: property and equipment, other current liabilities, current portion of long-term debt, current portion of capital lease obligation, unearned premiums and other deferred credits, long-term debt, capital lease obligations, other long-term liabilities, general and administrative expense, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

4)               The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the foreign currency translation of goodwill, the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures:  accounts and notes receivable, other current assets, property and equipment, deferred income taxes, goodwill, intangible assets, accounts payable, unearned premiums and other deferred credits, other current liabilities, other long term liabilities, additional paid-in-capital, accumulated deficit, accumulated other comprehensive (loss) income, service revenue, purchased transportation expense, other direct expense, intangibles amortization, general and administrative expense and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

5)               The Company did not maintain effective controls over the complete and accurate recording of revenue.   Specifically, the Company’s controls over the selection and application of accounting policies related to the (i) timing of revenue recognition for corporate and referral fee revenue upon the closing date and other management fee revenue upon the date services are earned and realizable, (ii) the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, and (iii) the presentation of interest income as revenue and interest expense as other direct expense related to home equity advances to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company did not maintain effective controls to ensure that: (i) revenue is recorded in the proper period, (ii) all required documentation was obtained and approved as a basis for revenue recognition, and (iii) customers were invoiced timely for services rendered and pricing calculations and billing rates are accurate, as required by Company policy. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, relocation properties held for resale, goodwill, accounts payable, accrued purchased transportation expense, unearned premiums and other deferred credits, other current liabilities, service revenue, home sale revenue, purchased transportation expense, cost of homes sold and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

6)               The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, the presentation of net interest income as revenue and the recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, short-term investments, service revenue, general and administrative expense, other expense (income) and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

7)               The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents which are not billed separately to customers and duplicate payments made by customers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts payable, other current liabilities, purchased transportation expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements.

8)               The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: other current liabilities and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

9)               The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

10)        The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support and sufficient documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

11)        The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, nor were intercompany confirmations and reconciliations completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures:  accounts and notes receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

12)        The Company did not maintain effective controls over spreadsheets.   Specifically, the Company’s controls over the preparation, review and approval of calculations within spreadsheets were ineffective to ensure that account balances were accurate and documentation was prepared in accordance with company policies. This control deficiency affected the following accounts and their related disclosures:  relocation properties held for resale, net and cost of homes sold, but could also result in a misstatement of substantially all financial statement accounts and their related disclosures that would not be prevented or detected. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.

13)        The Company did not maintain effective controls over income taxes.   Specifically, the Company did not maintain effective controls over the preparation and review of the income tax provision and related income tax balances including applying appropriate tax rates, monitoring differences between the income tax basis and financial reporting basis of assets and liabilities necessary to record accurate deferred income tax balances and monitoring the accuracy of the components of the income tax provision. This control deficiency affected the following accounts and their related disclosures: deferred income taxes, accrued income taxes, income tax expense (benefit), accumulated other comprehensive (loss) income and income (loss) from discontinued operations, net of income tax expense (benefit). This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

14)        The Company did not maintain effective controls over cash management within their Global Relocation Services segment.   Specifically, the Company’s controls over the review and approval of check registers and the review and approval of Automated Clearing House transactions were ineffective to ensure the validity of cash transactions. This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of the following accounts and their related disclosures: cash and cash equivalents, accounts and notes receivable and accounts payable that would not be prevented or detected.

15)        The Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment.   Specifically, controls to evaluate the collectability of accounts receivable and the accuracy of the related allowance for doubtful accounts were ineffective to ensure accounts receivable were recorded at net realizable value in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable and general and administrative expense. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.

16)        The Company did not maintain effective controls to restrict access to certain financial application programs and data.   Specifically, certain personnel had unrestricted access to various financial application programs and data beyond that needed to perform their individual job responsibilities and effective controls were not in place to monitor and restrict such access. This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of substantially all financial statement accounts and their related disclosures that would not be prevented or detected.

Additionally, these control deficiencies could result in a material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established inInternal Control—Integrated Frameworkissued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, SIRVA, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established inInternal Control—IntegratedFramework issued by the COSO.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2007

SIRVA, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
(In millions, except per share amounts)	2005	2004	2003

Revenues:
Service revenue	$2,171.0	$2,004.1	$1,759.0
Home sale revenue	1,510.2	1,227.3	827.0
Total revenues	3,681.2	3,231.4	2,586.0
Direct expenses:
Purchased transportation expense	1,288.9	1,185.0	1,079.4
Cost of homes sold	1,524.1	1,233.3	831.2
Other direct expense	493.8	444.7	350.1
Total direct expenses	3,306.8	2,863.0	2,260.7
Gross margin	374.4	368.4	325.3
Operating expenses:
General and administrative expense	425.3	311.2	245.2
Impairments	52.8	—	—
Restructuring expense	9.9	2.8	—
Intangibles amortization	11.6	6.2	4.3
Operating income (loss) from continuing operations	(125.2)	48.2	75.8
Interest expense, net	35.0	19.7	41.8
Debt extinguishment expense	1.7	1.8	37.6
Other expense (income), net	0.3	(0.6)	0.2
Income (loss) from continuing operations before income taxes	(162.2)	27.3	(3.8)
Income tax expense (benefit)	104.3	1.9	(4.2)
Income (loss) from continuing operations	(266.5)	25.4	0.4
Income (loss) from discontinued operations, net of income tax expense (benefit) of $13.3, $(16.9) and $9.0, respectively	1.1	(94.5)	13.9
Net income (loss)	$(265.4)	$(69.1)	$14.3
Basic income (loss) per share:
Income (loss) from continuing operations	$(3.61)	$0.35	$(0.03)
Income (loss) from discontinued operations	0.01	(1.31)	0.24
Net income (loss)	(3.59)	(0.96)	0.21
Diluted income (loss) per share:
Income (loss) from continuing operations	$(3.61)	$0.34	$(0.03)
Income (loss) from discontinued operations	0.01	(1.27)	0.23
Net income (loss)	(3.59)	(0.92)	0.21

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Balance Sheets

	At December 31,
(In millions, except share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$30.3	$72.1
Short-term investments	40.2	161.6
Accounts and notes receivable, net of allowance for doubtful accounts of $19.3 and $24.8, respectively	351.3	451.3
Relocation properties held for resale, net	118.0	89.9
Mortgages held for resale	84.7	79.0
Deferred income taxes	—	35.5
Assets held for sale	0.4	13.1
Other current assets	32.8	41.8
Total current assets	657.7	944.3
Property and equipment, net	114.7	163.6
Goodwill	325.8	391.4
Intangible assets, net	217.3	264.3
Assets held for sale	—	16.6
Other long-term assets	31.3	38.9
Total long-term assets	689.1	874.8
Total assets	$1,346.8	$1,819.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$125.2	$129.9
Accounts payable	189.5	190.9
Accrued purchased transportation expense	77.0	76.7
Cargo claims and insurance loss reserves	26.9	82.3
Unearned premiums and other deferred credits	49.9	79.4
Accrued income taxes	41.3	38.1
Liabilities associated with assets held for sale	—	11.3
Other current liabilities	158.9	117.4
Total current liabilities	668.7	726.0
Long-term debt	422.3	532.4
Capital lease obligations	12.4	19.1
Cargo claims and insurance loss reserves	2.6	44.1
Deferred income taxes	65.2	—
Other long-term liabilities	78.8	95.5
Total long-term liabilities	581.3	691.1
Total liabilities	1,250.0	1,417.1
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,537,345 issued and 73,943,366 outstanding at December 31, 2005, and 76,264,696 issued and 73,670,717 outstanding at December 31, 2004	0.8	0.8
Additional paid-in-capital	487.3	485.1
Accumulated other comprehensive (loss) income	(27.5)	14.5
Accumulated deficit	(353.7)	(88.3)
	106.9	412.1
Less cost of treasury stock, 2,593,979 shares at December 31, 2005 and 2004	(10.1)	(10.1)
Total stockholders’ equity	96.8	402.0
Total liabilities and stockholders’ equity	$1,346.8	$1,819.1

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(265.4)	$(69.1)	$14.3
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	50.8	52.3	51.4
Write-off of deferred debt issuance costs	1.7	1.0	12.6
Loss on bond extinguishment	—	0.8	25.0
Provision for losses on accounts and notes receivable	9.2	9.7	4.8
Write-down of relocation properties	9.1	1.0	0.4
Stock compensation expense	1.5	3.4	3.5
Deferred income taxes	98.7	(24.1)	2.5
Impairment of goodwill and other assets	81.9	87.2	—
Gain on sale of assets, net	(62.9)	(7.6)	(2.4)
Change in operating assets and liabilities:
Accounts and notes receivable	21.9	106.9	(60.8)
Originations of mortgages held for resale	(1,339.3)	(1,035.1)	(836.5)
Sales of mortgages held for resale	1,333.6	1,014.1	821.3
Accounts payable	22.7	28.3	30.7
Other current assets and liabilities	27.7	(44.6)	5.0
Other long-term assets and liabilities	2.7	35.1	7.8
Net cash (used for) provided by operating activities	(6.1)	159.3	79.6
Cash flows from investing activities:
Purchases of investments	(76.1)	(120.9)	(120.6)
Proceeds from sale or maturity of investments	65.4	97.7	99.0
Capital expenditures	(27.4)	(35.5)	(28.6)
Proceeds from sale of property and equipment	3.6	14.3	6.5
Acquisitions, net of cash acquired	(1.1)	(105.0)	(33.0)
Dispositions, net of cash sold	114.2	—	—
Other investing activities	(0.8)	(1.5)	(2.4)
Net cash provided by (used for) investing activities	77.8	(150.9)	(79.1)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	1,536.4	826.1	889.9
Repayments on short-term and long-term debt	(1,641.6)	(866.7)	(1,065.6)
Borrowings on mortgage and relocation facilities	1,351.7	1,070.3	887.8
Repayments on mortgage and relocation facilities	(1,354.1)	(1,046.8)	(853.0)
Repayments on capital lease obligations	(4.6)	(4.4)	(6.0)
Redemption of junior preferred obligation	—	—	(32.6)
Call premium on bond extinguishment	—	(0.8)	(25.0)
Proceeds from issuance of common stock	1.3	0.1	250.6
Proceeds from exercises of warrants	—	35.0	—
Payment of initial public offering costs	—	(2.4)	(20.6)
Change in book overdrafts	5.0	(5.8)	(5.3)
Debt issuance costs	(5.8)	(1.8)	(8.9)
Other financing activities	—	2.9	1.2
Net cash (used for) provided by financing activities	(111.7)	5.7	12.5
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.7)	3.1
Net (decrease) increase in cash and cash equivalents	(43.3)	13.4	16.1
Decrease (increase) in cash included in assets held for sale	1.5	(1.5)	—
Cash and cash equivalents at beginning of period	72.1	60.2	44.1
Cash and cash equivalents at end of period	$30.3	$72.1	$60.2
Supplemental cash flow information:
Interest paid	$32.9	$26.7	$47.4
Income taxes paid	$3.7	$7.8	$8.0

The accompanying notes are an integral part of the consoldiated financial statements.

SIRVA, INC.
Consolidated Statements of Stockholders’ Equity

	Common Shares Issued		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
	(In millions)
Balance at December 31, 2002	55.2	$0.6	$198.4	$(42.4)	$(33.5)	$(2.3)	$120.8
Comprehensive income (loss):
Net income	—	—	—	—	14.3	—	14.3
Unrealized hedging loss, net of tax benefit of $(0.1)	—	—	—	(0.2)	—	—	(0.2)
Unrealized holding gain on available-for-sale securities, net of tax expense of $0.1	—	—	—	0.1	—	—	0.1
Minimum pension liability, net of tax expense of $1.6	—	—	—	2.6	—	—	2.6
Foreign currency translation adjustment, net of tax expense of $1.7	—	—	—	36.8	—	—	36.8
Total comprehensive income							53.6
Unearned compensation	—	—	0.2	—	—	—	0.2
Accretion of redeemable common stock	—	—	(28.5)	—	—	—	(28.5)
Stock repurchases	—	—	(0.3)	—	—	—	(0.3)
Issuances of common stock	13.6	0.1	250.9	—	—	—	251.0
Stock issuance costs	—	—	(23.1)	—	—	—	(23.1)
Accretion of junior preferred stock	—	—	(1.9)	—	—	—	(1.9)
Reclassify redeemable common stock to common stock	4.2	—	48.3	—	—	(7.8)	40.5
Balance at December 31, 2003	73.0	$0.7	$444.0	$(3.1)	$(19.2)	$(10.1)	$412.3
Comprehensive income (loss):
Net loss	—	—	—	—	(69.1)	—	(69.1)
Unrealized hedging gain, net of tax expense of $1.1	—	—	—	1.7	—	—	1.7
Unrealized holding gain on available-for-sale securities, net of tax expense of $0.3	—	—	—	0.6	—	—	0.6
Minimum pension liability, net of tax benefit of $(5.3)	—	—	—	(10.7)	—	—	(10.7)
Foreign currency translation adjustment, net of tax expense of $0.8	—	—	—	26.0	—	—	26.0
Total comprehensive loss							(51.5)
Unearned compensation	—	—	1.3	—	—	—	1.3
Issuance of common stock	—	—	0.1	—	—	—	0.1
Stock issuance costs	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised and related tax benefits	0.5	0.1	2.9	—	—	—	3.0
Stock option expense	—	—	2.1	—	—	—	2.1
Exercise of warrants	2.8	—	35.0	—	—	—	35.0
Balance at December 31, 2004	76.3	$0.8	$485.1	$14.5	$(88.3)	$(10.1)	$402.0
Comprehensive income (loss):
Net loss	—	—	—	—	(265.4)	—	(265.4)
Unrealized hedging gain, net of tax expense of $0.0	—	—	—	0.8	—	—	0.8
Unrealized holding loss on available-for-sale securities, net of tax expense of $0.2	—	—	—	(0.3)	—	—	(0.3)
Minimum pension liability, net of tax expense of $0.0	—	—	—	(12.3)	—	—	(12.3)
Foreign currency translation adjustment, net of tax expense of $0.0	—	—	—	(30.2)	—	—	(30.2)
Total comprehensive loss							(307.4)
Issuance of common stock	—	—	0.1	—	—	—	0.1
Stock options exercised and related tax benefits	0.2	—	1.1	—	—	—	1.1
Stock option expense	—	—	1.0	—	—	—	1.0
Balance at December 31, 2005	76.5	$0.8	$487.3	$(27.5)	$(353.7)	$(10.1)	$96.8

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies and Estimates

Business Organization and Description

The consolidated financial statements include the accounts of SIRVA, Inc. (“the Company”) and its wholly owned subsidiaries, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), CMS Holding, LLC, and RS Acquisition Holding, LLC, and each of their wholly owned subsidiaries. The Company was incorporated on March 29, 1998 and began the initial public offering of shares of its common stock on November 25, 2003 (“Offering”).

The Company is a global provider of relocation and moving services to corporate clients, military and government agencies, and the consumer market. In addition, the Company offers a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside of its proprietary agent network.

The Company markets its services under the brand names of SIRVA Relocation®, northAmerican®, Allied®, Global®, Allied International, Pickfords and Allied Pickfords, among others, with operations located throughout the United States, Canada, United Kingdom, continental Europe, Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 1,100 locations. The Company conducts its other foreign business primarily through units that it owns and operates directly, using selected other affiliated representatives to geographically complete its service offering on a worldwide basis.

Basis of Consolidation

The consolidated financial statements include the accounts of SIRVA, Inc. and its wholly-owned subsidiaries. The Company’s fiscal year ends on December 31. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The accounting policies where estimation and assumptions are significant are the following:

•       Allowance for doubtful accounts and notes receivable;

•       Net realizable value of relocation properties held for sale;

•       Estimate of fair values in the impairment tests for goodwill, intangibles with indefinite useful lives, and long-lived assets;

•       Contingent purchase price premium for the sale of Transguard Insurance Company of America, Inc. (“TransGuard”), National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (“U.S. Insurance Business”);

•       Cargo claims reserves;

•       Actuarially determined amounts for the pension and postretirement plans;

•       Revenue recognition within the moving services businesses;

•       Accruals for agent and customer incentives;

•       Income taxes; and

•       Commitments and contingencies.

These estimates and assumptions are discussed in more detail in their respective accounting policies below.

Foreign Currency Translation

The Company’s foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. The impact of currency fluctuation is included in stockholders’ equity as a component of accumulated other comprehensive (loss) income. Income statement items are translated at the average exchange rate for the relevant period.

Cash Equivalents

Cash equivalents are highly liquid investments purchased three months or less from original maturity. At December 31, 2005 and 2004, cash and cash equivalents of $12.1 million and $34.6 million, respectively, were limited as to use for payment of dividends to the Company by the U.S. insurance, foreign insurance and reinsurance subsidiaries, home equity and other relocation related advances, and statutory deposits associated with the Company’s mortgage subsidiary. The 2004 amount included $20.4 million related to TransGuard, which was sold in 2005.

Allowance for Doubtful Accounts

An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of the Company’s customers, agents and owner-operators to make required payments. The Company records a specific reserve for all receivables with known collection issues and a general allowance for all other receivables based on their aging and historical experience. The Company’s allowances for doubtful accounts and notes receivable at December 31, 2005 and 2004 were $19.3 million and $24.8 million, respectively. The provision for losses on accounts and notes receivable for continuing operations was $7.1 million, $3.6 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Mortgages Held for Resale

The mortgage lending services operations of the Company initiates mortgage loans for relocating employees. The majority of the loans in inventory have corresponding purchase commitments from private investors. Mortgages held for resale are carried at the lower of cost or market. Cost is the outstanding principal balance of the mortgage notes reduced by the net deferred fees. In addition, certain direct costs are recognized upon sale. Commitments to sell loans are included in determining market value.

Relocation Properties Held for Resale

The Company purchases homes under certain relocation programs. These properties are held for resale and consist of residential homes recorded in current assets at net realizable value, the purchase price less an estimate for loss on sale and costs to sell the property. These estimates reflect the actual sales price for homes sold subsequent to year-end and expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, the Company uses the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. Costs of properties sold are based on specific identification.

Relocation properties held for resale consisted of the following:

	December 31,
(In millions, except total number of properties and average property value)	2005	2004
Relocation properties held for resale	$118.0	$89.9
Total number of properties	411	327
Average property value	$287,000	$275,000

The reserve to record properties at net realizable value was $25.2 million and $13.1 million at December 31, 2005 and 2004, respectively. Cost of homes sold includes write-downs of relocation properties to market value of $9.1 million, $1.0 million and $0.4 million in 2005, 2004 and 2003, respectively. Other direct expense includes costs to sell relocation properties of $114.2 million, $105.4 million and $66.8 million in 2005, 2004 and 2003, respectively.

Investments

As of December 31, 2005, investments consist primarily of a retained interest in securitized receivables. See Note 14 “Financial Instruments” for further detail. As of December 31, 2004, investments also included marketable debt and equity securities held by the Company’s U.S. Insurance Business, which was sold in 2005. See Note 8 “Investments” for further detail.

The Company utilizes a receivables securitization program to sell certain receivables generated by its Global Relocation Services segment to independent third-party financial institutions. The receivable sales are accounted for as sales of financial assets. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The retained interest is classified as a current investment due to the current nature of the underlying receivable. Any gains or losses on the transfer to the independent third-party financial institution are recognized in current earnings.

Purchases of convertible bonds and stock after October 1, 2004 were classified as trading securities and were recorded at fair value. All convertible bonds and stocks purchased prior to October 1, 2004 continued to be classified as available-for-sale and were recorded at fair value. Except for these convertible securities, the Company classified its debt securities into one of two categories: held-to-maturity or available-for-sale. Held-to-maturity securities were those securities in which the Company had the ability and intent to hold until maturity and were recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Held-to-maturity securities with a maturity date greater than one year were considered noncurrent. All other securities were classified as available-for-sale, recorded at fair value, and were restricted as to use by the Company’s discontinued U.S. Insurance Business. The Company’s policy was to classify these securities as current assets, since these securities represented the investment of funds available for current operations of its discontinued U.S. Insurance Business, which was sold in December 2005.

Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities were excluded from earnings and were reported as a separate component of accumulated other comprehensive (loss) income until realized. Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis.

On a quarterly basis, the Company performed a review to determine if any securities were in the position of having a market value of  90% or less of book value for eight consecutive quarters, which would be considered to be an other-than-temporary loss. If a security is determined to have an other-than-temporary loss, the loss is immediately recognized in the Consolidated Statement of Operations.

Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	December 31,
	2005	2004	Useful life
	(In millions)
Land	$1.9	$2.3
Buildings and improvements	34.4	52.4	20 to 40 years
Transportation equipment	74.3	101.2	4 to 15 years
Warehouse equipment	53.9	84.0	5 to 10 years
Computer equipment and software	96.7	112.5	3 to 5 years
Other	17.8	21.9	1 to 10 years
Projects in process	4.8	14.4
	283.8	388.7
Less accumulated depreciation	(169.1)	(225.1)
	$114.7	$163.6

Transportation equipment includes tractors, straight trucks, trailers, van equipment, containers and satellite-communication equipment. Salvage values are calculated only on tractors, straight trucks and trailers. Leased property and equipment meeting certain criteria are capitalized, and the present value of the related lease payments is recorded as a liability. The Company capitalizes development-stage costs for internally developed software intended for internal use such as direct external costs, direct payroll related costs, and interest costs incurred to develop the software prior to implementation. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of capitalized leased assets is computed on a straight-line basis over the shorter of the term of the lease or the useful life of the capitalized leased asset. When development is substantially complete on internally developed software intended for internal use, the cost of the software is amortized on a straight-line basis over the expected life of the software. Depreciation expense for continuing operations was $30.3 million, $32.7 million and $31.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Repairs and maintenance expenditures are expensed as incurred.

Goodwill and Intangible Assets

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

Fair value of the Company’s goodwill and indefinite-lived intangible assets are estimated based upon a present value technique using discounted future cash flows, forecasted over a five-year period, with residual growth rates forecasted at 2.5% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the implied fair value of goodwill and indefinite-lived intangible assets and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. residential real estate market, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations.

Discount rates utilized in the goodwill valuation analysis are based on an independent third-party’s assessment of the cost of capital for comparable companies. The rates utilized at December 31, 2005 were 7.5% and 11.0% for the Company’s moving and relocation reporting units, respectively.

In 2005, as a result of the long-lived assets of continental Europe being tested for recoverability as discussed below, the Company tested goodwill of the continental Europe and U.K. businesses for impairment. An impairment charge of approximately $36.1 million was recorded on continental Europe goodwill. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for continental Europe unamortized trade names. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value. See Note 7 “Goodwill and Intangible Assets” for more detail.

In addition, during 2005, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $15.4 million for intangibles was recorded in discontinued operations. In 2005, as a result of the difference between the estimated sales price of the Transportation Solutions segment and its carrying value, an impairment charge of $2.1 million for goodwill was recorded in discontinued operations. See Note 7 “Goodwill and Intangible Assets” for more detail.

Impairment of Long-lived Assets

The Company assesses impairments of long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company periodically reviews the carrying value of its property and equipment and its intangible assets, with finite lives, to test whether current events or circumstances indicate that such carrying value may not be recoverable. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

In 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting primarily of customer relationships and covenants not to compete. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value. See Note 7 “Goodwill and Intangible Assets” for more detail.

Also, in 2005, as a result of the difference between the sales price of the discontinued U.S. Insurance Business and its carrying value, an impairment charge of $6.5 million for property and equipment and other long-term assets was recorded in discontinued operations. See Note 19 “Discontinued Operations” for more detail.

Contingent Purchase Price Premium

The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse developments up to a maximum of $20.0 million. The purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of favorable reserve development, if any. Annual independent actuarial evaluations will be utilized to determine the amount, if any, due for each installment. The Company will accrete interest quarterly based on the assumed discount rate. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development was recorded in 2005. Management’s significant assumptions used in calculating the actuarial valuation include a discount rate of 4.35% (based on Treasury Bond Yields) and risk load assumption of 20% (estimated cost to reinsure based on historical reinsurer’s return on equity).

Cargo Claims and  Insurance Loss Reserves

The Company has purchased first dollar insurance coverage with deductibles or insurance coverage with certain self-insured retained insurance liabilities, for principally all insurable business risks.

Cargo claims reserves.   The Company estimates claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates, and changes to those estimates are recorded. At December 31, 2005 and 2004, cargo claims reserves were $26.1 million and $24.9 million, respectively. Cargo claims expense was $39.4 million, $37.3 million and $29.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

U.S. insurance loss reserves.   Claim and claim adjustment expense reserves related to the former Network Services segment (sold in 2005), except reserves for structured settlements, were not discounted and were based on 1) case basis estimates for losses reported on direct business; 2) estimates of incurred but not reported losses; 3) estimates of losses on assumed reinsurance; 4) estimates of future expenses to be incurred in the settlement of claims; 5) estimates of salvage and subrogation recoveries; and 6) estimates of amounts due from insureds related to losses under high deductible policies. Management considered current conditions and trends as well as past Company and industry experience in establishing these estimates. The effects of inflation, which can be significant, were implicitly considered in the reserve process and were part of the recorded reserve balance.

Moving Agent Insurance Fund

The Bodily Injury/Property Damage (“BIPD”) Fund is an arrangement facilitated by the Company that provides self-insurance coverage to the Company’s moving agents for certain liability risks. The risks of losses under the BIPD Fund are solely those of the moving agents and the Company bears no direct risk of loss under this fund, with the exception of loss coverage written by TransGuard, for program losses in excess of a $0.5 million deductible up to $1.5 million per occurrence. In addition, the BIPD Fund has obtained additional insurance coverage in the amount of $8.5 million in excess of $1.5 million. The Company performs administrative activities, such as the collection of moving agent contributions and payments of claims and insurance premiums on behalf of the BIPD Fund. Because the Company collects moving agent contributions in advance of making claim payments, the Company records a liability to the BIPD Fund. The amounts held by the Company on behalf of the BIPD Fund, which are used primarily for claim payments, were $11.5 million at December 31, 2004 and recorded in the cargo claims and insurance loss reserves. There were no amounts held at December 31, 2005 as a result of the sale of TransGuard in 2005.

Unearned Premiums and Other Deferred Credits

Unearned premiums at December 31, 2004 are related to insurance policies sold to customers within the former Network Services segment, which was discontinued in 2005. Unearned premiums were recognized ratably over the insurance policy term. The Global Relocation Services segment records deferred revenue due to invoicing a portion of the service fees to customers at the time a home is listed by the Company on behalf of the transferee. The Company defers recognizing the fees as revenue until either the home is sold to a third-party buyer, in the case of the traditional product, or the home is purchased by the Company from a transferee, in the case of the fixed-fee product.

Pension and Postretirement Benefits

The Company provides a range of benefits to our current and retired employees, including defined benefit retirement plans and postretirement medical and life insurance benefits. Amounts relating to these plans are recorded based on actuarial calculations which use various assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. See Note 15 “Pension Plans, Postretirement and Other Benefits” for further detail.

Revenue Recognition

The Company’s moving services operations recognize gross revenues invoiced to the transportation customer and all related transportation expenses, including packing, transportation expenses and other costs associated with the service, on the date a shipment is delivered or services are completed. Delivered not processed (“DNP”) is the estimated service revenue associated with shipments delivered or services completed and not invoiced. Purchased transportation expense (“PTE”) is the associated expense the Company pays to third parties who provide transportation and moving services. The Company estimates PTE associated with DNP revenue.

In the relocation services operations, fees are paid to the Company by customers at either a set price per transferred employee (“traditional product”) or a fixed percentage of the home’s selling price (“fixed-fee product”). The traditional product revenue is recognized at the date the home is sold to a third-party buyer. The fixed-fee product revenue is recognized at the date the Company purchases the home from a transferee. When the Company purchases a property from a transferee, the property enters its inventory. The Company records the sale of the inventory home as revenue on a gross basis when it closes on the home sale to a third-party buyer. Additionally, the Company receives fees from company-qualified real estate agents for the listing or home purchase referral of a transferred employee. The listing referral fee revenue is recognized when the Company closes on the home sale to a third-party buyer. The home purchase referral fee revenue is recognized when a transferee closes on the purchase of a destination home from a third-party seller.

In addition, within relocation services, the Company recognizes gains or losses on the sale of mortgage loans at the date the loans are funded by purchasers pursuant to the existing sales commitment. The gain or loss equals the difference between the basis in the loan and the net proceeds received and is included in revenues in the Consolidated Statement of Operations. Sales of loans are made without recourse provided the loans meet predetermined specifications as defined in the agreements with investors. The Company does not currently service mortgage loans.

Within our former Network Services segment in the U.S. Insurance Business (discontinued in 2005), we recognized premium revenue evenly over the term of the insurance policy. In addition, the former Network Services had monthly policies that were earned as billed.

Reinsurance

Ceded reinsurance premiums, losses and loss adjustment expenses were related to the U.S. Insurance Business (sold in 2005) and were accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Although the ceding reinsurance agreements contractually obligated the reinsurers to reimburse the Company, they did not discharge the Company from its primary liability and obligations to policyholders.

Leases

The Company has noncancelable lease commitments under operating leases for rental space, warehouse facilities, transportation equipment and office equipment. Facility leases with free rent periods or rent escalation clauses are expensed on a straight-line basis over the life of the lease commencing at lease inception. Leasehold improvements are depreciated over the shorter of the useful life or the term of the lease. A liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company is recognized and measured at its fair value when the Company ceases using the leased property.

Derivative Financial Instruments

The Company uses derivative instruments to protect against exchange fluctuations on foreign denominated short-term obligations and against interest rate changes on mortgages held for resale. In addition, the Company held certain investments in its discontinued U.S. Insurance Business (sold in December 2005) that qualified as derivatives due to embedded conversion features. Derivatives are recognized as either assets or liabilities on the Consolidated Balance Sheets and measurement of those instruments is at fair value.

The Company uses interest rate swap agreements to fix interest rates on a portion of its variable rate debt. Each derivative is designated as a cash flow hedge. The effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the Consolidated

Statements of Operations when the hedged item affects earnings. The ineffective portions are recognized in earnings. See Note 14 “Financial Instruments” for additional detail.

Fair Value of Financial Instruments

The amounts included in the consolidated financial statements for cash and cash equivalents, accounts and notes receivable, mortgages held for resale, relocation properties held for resale, assets held for sale, investments, short-term debt, accounts payable, cargo claims and insurance loss reserves and accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company’s other financial instruments are discussed in Note 12 “Long-term Debt,” Note 14 “Financial Instruments” and Note 17 “Commitments and Contingencies”.

Advertising and Promotion Costs

The Company expenses radio, television and print material advertising costs, including telephone directories and other promotional materials as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company recorded advertising costs of $10.2 million, $8.5 million and $6.2 million, respectively.

Agent and Customer Incentives

The Company offers certain incentives to its agents and customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of other direct expense. Incentives offered to customers are based upon meeting certain revenue thresholds and are recognized as a reduction in revenues ratably over the period of incentive. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $5.2 million, $3.6 million and $3.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company recognized customer incentives of $3.0 million, $2.7 million and $2.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, compensation cost of stock options issued is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company applied the disclosure-only provisions of SFAS No. 123.

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

	Years ended December 31
(In millions, except per share amounts)	2005	2004	2003
Income (loss) from continuing operations	$(266.5)	$25.4	$0.4
Stock compensation expense included in income (loss) from continuing operations, net of tax	0.6	2.1	2.2
Pro forma compensation cost under fair value method, net of tax	(2.3)	(5.8)	(3.1)
Pro forma income (loss) from continuing operations	(268.2)	21.7	(0.5)
Income (loss) from discontinued operations, net, as reported	1.1	(94.5)	13.9
Pro forma net income (loss)	$(267.1)	$(72.8)	$13.4
Basic net income (loss) per share:
As reported	$(3.59)	$(0.96)	$0.21
Pro forma	$(3.62)	$(1.01)	$0.20
Diluted net income (loss) per share:
As reported	$(3.59)	$(0.92)	$0.21
Pro forma	$(3.62)	$(0.98)	$0.19

The weighted-average fair values at date of grant for options granted equal to market price during 2005, 2004 and 2003 were $4.01, $9.48 and $8.58, respectively. The weighted-average fair values at date of grant for options granted at less than the market price of the stock on the grant date during 2003 were $5.15. All fair values were estimated using the Black-Scholes option valuation model with the following assumptions: risk-free interest rates of 3.29% for 2005, 3.30% to 3.90% for 2004, and 2.20% to 3.73% for 2003; expected volatility of 42.10% for 2005; 37.43% to 41.71% for 2004; and 0.01% for options granted prior to the Offering and 42.46% for options granted subsequent to the Offering for 2003; expected life of five years prior to the Offering and six years subsequent to the Offering; and an expected dividend yield of zero.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in earnings in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against deferred tax assets.

Interest Allocated to Discontinued Operations

Interest was allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company. Management feels it appropriate to allocate interest expense to the discontinued businesses so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future. Accordingly, the Company has allocated to discontinued operations a percentage of total interest expense, excluding interest expense associated with the mortgage warehouse facilities and relocation financing facilities. For the years ended December 31, 2005, 2004 and 2003, the amount of interest allocated to discontinued operations was $5.7 million,  $7.5 million and $17.0 million, respectively.

Commitments and Contingencies

The Company evaluates contingent liabilities, including threatened or pending litigation, and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. The Company makes these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside counsel. See Note 17 “Commitments and Contingencies” for more detail.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The accounting provisions of SFAS No. 123(R) were originally effective for interim reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date. SFAS No. 123(R) will be effective for annual reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The Company will be required to measure the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The adoption of SFAS No. 123(R) by the Company is expected to result in an additional pre-tax expense of approximately $1.5 million to be recognized in 2006.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is required to adopt SFAS No. 158 in the fourth quarter of 2006. The Company is currently evaluating the impact that this statement will have on its financial statements. Based on the projected amounts as of December 31, 2005 disclosed in Note 15 “Pension Plans, Postretirement and Other Benefits”, an additional liability of $10.4 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

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

In June 2006, the Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 addresses various issues in determining the amount that could be realized under the insurance contract.EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt EITF 06-5 in the first quarter of 2007. The Company is currently evaluating the impact that EITF 06-5 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. The Company does not expect this bulletin to have a material impact on its financial statements.

Note 2. Income (Loss) Per Share

A reconciliation of reported income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders and a reconciliation of basic to diluted weighted average common shares are as follows:

	Years ended December 31,
	2005	2004	2003
	(In millions)
Income (loss) from continuing operations	$(266.5)	$25.4	$0.4
Less preferred share dividends	—	—	(1.9)
Income (loss) from continuing operations available to common stockholders	$(266.5)	$25.4	$(1.5)
Basic weighted average common shares outstanding	73.8	72.1	58.1
Assumed conversion of stock options and awards	—	2.6	—
Diluted weighted average common shares outstanding	73.8	74.7	58.1

Options to purchase 1.3 million shares and 0.1 million shares of common stock were outstanding during 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. Potentially dilutive securities totaling 1.2 million shares and 1.6 million shares for the years ended December 31, 2005 and 2003, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”). The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.If the Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.8%, as of December 31, 2005.

Note 3. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were:

	December 31,
	2005	2004
	(In millions)
Foreign currency translation adjustment	$25.4	$55.6
Unrealized hedging gain (loss)	0.5	(0.3)
Unrealized gain on securities available for sale	—	0.3
Minimum pension liability adjustment	(53.4)	(41.1)
	$(27.5)	$14.5

Note 4. Independent and Internal Reviews

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of its former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. The reviews were completed in 2005. Third-party costs associated with the reviews, which are included in “General and administrative expense” in the Consolidated Statements of Operations, were $61.1 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

Note 5. Restructuring Expense

United Kingdom and Europe—2005.   In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. The total cost of the restructuring plan was $9.9 million. The Company recorded charges of $9.2 million in severance benefits for 283 individuals who were identified as part of the workforce reduction and a $0.7 million charge for nine facilities exited as part of the restructuring.

United Kingdom—2004.   In connection with the 2004 disposal plan described in Note 19 “Discontinued Operations,” and declining business volumes in the United Kingdom, in 2004 the Company restructured its functional support areas to rescale resources to meet the needs of the ongoing operations and business environment. Seventy-two employees were identified as part of a workforce reduction, primarily in the United Kingdom. In 2004, the Company recorded a charge of $1.5 million for the severance benefits it would pay these affected employees. In addition, a U.K. office facility supporting the Company’s European functional support team was exited as of September 30, 2004, prior to its lease termination date. As a result, the Company recorded a charge for the remaining lease payments of $0.9 million in 2004. As the severance and lease costs were not directly related to the discontinued businesses, the charges were recorded in ongoing operations as components of the restructuring expense. In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations prior to their lease termination dates. As a result, the Company recorded a charge for the remaining lease payments of $0.4 million as a component of 2004 restructuring expense.

Scanvan—2003.   In conjunction with the June 2003 acquisition of Scanvan, the Company initiated a restructuring plan which included terminating certain employees and exiting two facilities. In 2003, the Company recorded severance charges of $1.2 million for 41 employees, a facility lease accrual for $0.3 million, and various other charges of $0.4 million. These costs were considered liabilities assumed in the business combination. Therefore, they were included in Scanvan goodwill and not expensed in the Consolidated Statements of Operations. The related restructuring accrual balance at December 31, 2005, 2004 and 2003 was $0.0 million, $0.3 million and $1.7 million, respectively.

Accrual Balance.   The restructuring accrual balance was $6.6 million and $2.6 million at December 31, 2005 and 2004, respectively. Due to facility lease terms, remaining payments will be made through March 2011. Severance and benefit payments will be paid by December 2006. The following table provides details of the restructuring accrual activity for the years ended December 31, 2005, 2004 and 2003:

	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
	(In millions)
Balance at December 31, 2002	$—	$0.5	$—	$0.5
Restructuring charge	1.2	0.3	0.4	1.9
Payments	(0.2)	(0.1)	—	(0.3)
Balance at December 31, 2003	1.0	0.7	0.4	2.1
Restructuring charge	1.5	1.3	—	2.8
Payments	(1.2)	(0.8)	(0.2)	(2.2)
Other adjustments	0.1	—	(0.2)	(0.1)
Balance at December 31, 2004	1.4	1.2	—	2.6
Restructuring charge	9.2	0.7	—	9.9
Payments	(4.4)	(0.8)	—	(5.2)
Other adjustments	(0.2)	(0.5)	—	(0.7)
Balance at December 31, 2005	$6.0	$0.6	$—	$6.6
Balance sheet classification at December 31, 2005:
Other current liabilities	$6.0	$0.4	$—	$6.4
Other long-term liabilities	$—	$0.2	$—	$0.2
Balance sheet classification at December 31, 2004:
Other current liabilities	$1.4	$1.2	$—	$2.6

Note 6. Acquisitions

On December 23, 2004, the Company purchased all of the outstanding shares of common stock of the U.S.-based employee relocation management and consulting firm Executive Relocation Corporation (“ERC”) for $89.1 million (net of cash acquired) inclusive of legal and advisory fees. The Company believes that the acquisition of ERC significantly strengthens the Company’s position in the industry and will further enhance the Company’s ability to meet and exceed its customer expectations. ERC was acquired from Standard Federal Bank National Association, a subsidiary of LaSalle Bank Corporation (“LaSalle”). Affiliates of LaSalle are participants in the Company’s currently outstanding credit agreement for which JP Morgan Chase Bank acts as agent. Affiliates of LaSalle are also counterparties to the Company’s asset-backed securitization facility. ERC has been included within the Company’s Global Relocation Services segment since the date of acquisition. In 2005 and 2004, ERC contributed service revenue of $36.1 million and $1.0 million, respectively, and operating income (loss) of $7.7 million and $(0.2) million, respectively.

On September 2, 2004, the Company acquired substantially all of the assets of D.J. Knight & Co., Ltd. (“DJK”), a U.S.-based specialty residential brokerage and relocation services provider, for $2.2 million in cash (net of cash acquired), of which $0.3 million was paid in 2005. Through its headquarters in New York City, the acquisition of DJK added another provider of rental and corporate housing relocation services to the Company. DJK has been included within the Company’s Global Relocation Services segment since the date of the acquisition.

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

On December 16, 2003, the Company purchased Move-Pak, a U.S.-based program administrator for moving and storage insurance. Move-Pak’s product offerings included the marketing, processing and administration of insurance policies. Their services have been provided to customers within the insurance industry in support of product lines in property, crime, inland marine, general liability, automobile liability and physical damage insurance. Total consideration in the transaction was $2.8 million, with $0.6 million paid at closing, and four installments totaling $2.2 million adjusted by a policy retention formula per the agreement. The final installment was made in December 2005. The acquisition allowed the Company to expand its insurance services offerings to moving agents across the United States. Move-Pak is a component of the discontinued U.S. Insurance Business (see Note 19 “Discontinued Operations”).

On December 17, 2003, the Company purchased PRS, a Belgium-based relocation services company offering relocation services to clients within Belgium and parts of the European Community. Total consideration in the transaction was $2.6 million in cash. The acquisition allowed the Company to expand its relocation offerings within Belgium. PRS has been included within the Company’s Global Relocation Services segment since the date of acquisition.

On June 6, 2003, the Company purchased Scanvan, a Scandinavian-based moving services company, for $19.9 million (net of cash acquired). The acquisition of Scanvan was part of the Company’s ongoing strategy to expand its relocation and moving capabilities in major regions of the world. This acquisition offered the Company a direct entrance into the Scandinavian market, where it historically had a limited presence. Scanvan includes Adams Transport in Denmark, Majortrans Flytteservice in Norway, and Kungsholms in Sweden. Scanvan has been included within the Company’s Moving Services Europe and Asia Pacific segment since the date of acquisition.

The Company has considered several elements in the determination of purchase consideration in each acquisition. These include the use of multiples of the acquired entity’s historical profits and cash flow. Together with these historic elements, consideration has been given to the value of each acquired entity’s customer base, market presence, global penetration and location, along with the strategic value the acquired company could contribute to the Company. In many instances, the purchase consideration resulted in the creation of goodwill and other intangibles due to a combination of the aforementioned factors.

The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements since the date of acquisition. The Company has allocated the cost in each acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The table below summarizes the components of intangible assets created in the allocations of purchase price for the acquisitions completed by the Company during the years ended December 31, 2004 and 2003, with a purchase price exceeding $1.0 million. Identified intangible asset valuations have been performed for these acquisitions and are final.

		Purchase	Allocation of Intangibles
	Date	Price(1)	Trade Name	Customer List	Non-Compete	Goodwill(2)(5)
	(In millions)
ERC(4)	12/23/04	$100.0	$—	$28.2	$0.7	$75.1
DJK(4)	9/2/04	3.0	—	0.6	0.1	1.1
Rettenmayer Löhle(6)	8/2/04	1.2	—	—	—	1.1
Rettenmayer(6)	4/30/04	4.4	1.1	1.2	0.3	5.4
RDI	3/10/04	2.0	—	1.5	0.3	0.5
Move-Pak(5)	12/16/03	2.8	—	1.0	0.3	1.4
PRS	12/17/03	2.6	—	0.7	0.1	1.9
Scanvan(3)(6)	6/6/03	22.7	3.6	4.0	—	19.2

(1)          The purchase price is the contract price excluding acquisition costs and debt assumed.

(2)          Goodwill includes acquisition costs incurred to date.

(3)          Trade name values associated with ADAM, Majortrans Flytteservice and Kungsholms.

(4)          The entire amounts of goodwill for ERC and DJK are expected to be deductible for tax purposes. None of the goodwill associated with the other acquisitions listed above are expected to be tax deductible.

(5)          The customer list and non-compete agreement associated with Move-Pak were impaired in 2005 and written-off. Goodwill associated with Move-Pak was impaired in 2004 and written-off.

(6)          Trade names, customer lists, non-compete agreements and goodwill associated with these acquisitions were impaired in 2005 and written-off.

The following unaudited proforma consolidated information presents the results of operations of the Company for the years ended December 31, 2004 and 2003 as if the acquisition of ERC had taken place at the beginning of each period presented:

	Restated
(In millions, except per share amounts)	2004	2003
Revenues	$3,260.1	$2,606.0
Income from continuing operations	29.1	5.3
Net (loss) income	(65.4)	19.2
Basic income per share—continuing operations	$0.40	$0.06
Basic (loss) income per share	(0.91)	0.30
Diluted income per share—continuing operations	0.39	0.06
Diluted (loss) income per share	(0.88)	0.29

Note 7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Network Services	Total
	(In millions)
Balance at December 31, 2003	$72.3	$86.3	$148.9	$67.0	$374.5
Acquisitions	77.2	0.2	6.5	(0.6)	83.3
Impairment losses—discontinued operations	—	(7.0)	—	(66.4)	(73.4)
Reclassification to assets held for sale	—	(6.5)	—	—	(6.5)
Effect of currency translation	1.3	0.4	11.8	—	13.5
Balance at December 31, 2004	150.8	73.4	167.2	—	391.4
Acquisitions	0.9	—	—	—	0.9
Impairment losses—continuing operations	—	—	(36.1)	—	(36.1)
Dispositions	—	(0.7)	(11.8)	—	(12.5)
Effect of currency translation	(2.0)	0.2	(16.1)	—	(17.9)
Balance at December 31, 2005	$149.7	$72.9	$103.2	$—	$325.8

Intangible assets consisted of the following:

	December 31,
	2005	2004
	(In millions)
Unamortized intangible assets—trade names	$167.4	$191.6
Amortizable intangible assets:
Customer relationships	64.0	72.5
Less accumulated amortization	(16.7)	(8.7)
	47.3	63.8
Member relationships	—	3.2
Less accumulated amortization	—	(2.3)
	—	0.9
Covenants not to compete and other	9.0	15.7
Less accumulated amortization	(6.4)	(7.7)
	2.6	8.0
Total amortizable intangible assets, net	49.9	72.7
Total intangible assets, net	$217.3	$264.3

Goodwill and intangible assets with indefinite useful lives are not amortized. Trade names include the brand names northAmerican, Allied, Pickfords, Allied Pickfords, Scanvan, and Rettenmayer. The Company normally performs an annual impairment test during the fourth quarter using discounted cash flows. However, due to adverse changes in the business climate, in the third quarter of 2005, the Moving Services Continental Europe (“continental Europe”) and Moving Services United Kingdom businesses were tested for impairment. The normal impairment testing of other businesses indicated no impairment at December 31, 2005.

In 2005, the Company tested goodwill of the continental Europe and U.K. businesses for impairment. An impairment charge of $36.1 million was recorded on goodwill for continental Europe. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for unamortized trade names for continental Europe. The Company performed a probability-weighted calculation using discounted cash flows to estimate fair value of the continental Europe and U.K. businesses.

In 2005, goodwill of $11.8 million, $0.4 million and $0.3 million was associated with the disposals of the Australian and New Zealand Pickfords Records Management business within the Moving Services Asia Pacific segment, and Blanketwrap and Flatbed operations within the Moving Services North America segment, respectively, as discussed in Note 19 “Discontinued Operations.”

Also in 2005, as a result of the difference between the estimated sales price of the Transportation Solutions segment and its carrying value, an impairment charge of $2.1 million for goodwill, which was classified as long-term assets held for sale, was recorded in discontinued operations.

In 2004, an impairment charge of $66.4 million was recorded in discontinued operations to write-down goodwill related to the U.S. Insurance Business. The impairment was partly due to lower operating results associated with adverse claims development and reinsurance, commission and bad debt expenses identified during the Company’s internal 2004 year end review. The lower 2004 operating results were driven by a changing mix to a higher risk customer base and lines of business into which the Company recently entered. The lower operating outlook and consideration of the estimated financial impact of a likely rating downgrade of TransGuard caused the Company to perform a critical assessment of the fair value of the U.S. Insurance Business at December 31, 2004. The Company estimated the fair value using the expected present value of its future cash flows.

Also in 2004, as a result of the difference between the sales price of the Company’s North American high-value products and homeExpress businesses (“HVP”) and its carrying value, an impairment charge of $7.0 million for goodwill was recorded in discontinued operations.

During 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting of approximately $5.0 million for customer relationships and $0.4 million for covenants not to compete. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

In addition, during 2005, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $15.4 million for intangibles was recorded in discontinued operations. The impairment charge consisted of $12.3 million for unamortized trade names, $0.7 million for customer relationships, $0.5 million for member relationships, and $1.9 million for covenants not to compete and other.

Amortization expense related to continuing operations for intangible assets, for the years ended December 31, 2005, 2004 and 2003 was $11.6 million, $6.2 million and $4.2 million, respectively.

Estimated amortization of definite-lived intangible assets for the next five years is as follows:

(In millions)
2006	$9.5
2007	7.5
2008	6.1
2009	5.0
2010	4.4
$32.5

Note 8. Investments

Investments consisted primarily of a retained interest in securitized receivables (see Note 14 “Financial Instruments”) of $40.2 million and $38.7 million at December 31, 2005 and 2004, respectively. In addition, at December 31, 2004, investments consisted of short-term investments of $122.9 million and long-term investments of $5.0 million, held by the U.S. Insurance Business (sold in December 2005—see Note 19 “Discontinued Operations”) which were restricted for use in the U.S. Insurance Business.

Short-term and long-term marketable debt and equity securities at December 31, 2004 included:

	2004
	Fair Value	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses
	(In millions)
Current:
Available for sale:
Money market funds	$9.6	$9.6	$—	$—
U.S. government bonds	3.7	3.7	—	—
Asset-backed securities	44.8	44.9	0.2	(0.3)
Municipal bonds	12.2	12.3	—	(0.1)
Corporate bonds	34.7	34.6	0.5	(0.4)
Preferred and common stock	4.5	4.5	0.1	(0.1)
Other invested assets	7.0	6.8	0.2	—
	116.5	116.4	1.0	(0.9)
Trading securities:
Corporate bonds	4.0	4.0	—	—
Preferred stock	0.1	0.1	—	—
	4.1	4.1	—	—
Held-to-maturity:
U.S. government bonds	2.3	2.3	—	—
Total current	$122.9	$122.8	$1.0	$(0.9)
Noncurrent—held-to-maturity:
U.S. government bonds	$3.6	$3.6	$—	$—
Municipal bonds	1.4	1.4	—	—
Total noncurrent	$5.0	$5.0	$—	$—

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities were in a continuous unrealized loss position at December 31, 2004:

	2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
Available-for-Sale:
U.S. government bonds	$3.7	$—	$—	$—	$3.7	$—
Asset-backed securities	21.1	(0.2)	5.3	(0.1)	26.4	(0.3)
Municipal bonds	5.8	(0.1)	1.9	—	7.7	(0.1)
Corporate bonds	12.2	(0.2)	3.7	(0.2)	15.9	(0.4)
Preferred stock	2.2	(0.1)	—	—	2.2	(0.1)
	$45.0	$(0.6)	$10.9	$(0.3)	$55.9	$(0.9)

The Company had eight asset-backed securities in a continuous loss position for more than twelve months totaling $0.1 million at December 31, 2004. Likewise, eight corporate bonds had unrealized losses of $0.1 million. Based on consultation with the Company’s investment advisors and a combination of recapitalizations, improved cash flows, rating upgrades, and resulting improvements in unrealized loss positions, the Company had concluded that the investments were not other-than-temporarily impaired at December 31, 2004. The Company had considered one investment other-than-temporarily impaired and recognized a loss on this investment of $0.3 million during 2004. The cost and fair value of this security at December 31, 2004 were $0.5 million and $0.2 million, respectively.

At December 31, 2004, investments, which consisted of U.S. Treasury notes, municipal bonds and asset-backed securities, with a carrying value of $9.6 million were on deposit with various state insurance departments to meet regulatory requirements. These investments were classified as either available-for-sale or held-to-maturity.

For the years ended December 31, 2005, 2004 and 2003, gross gains were $2.6 million, $3.4 million and $3.9 million, and gross losses were $4.0 million, $2.1 million and $0.4 million, respectively. Marketable securities were sold on a specific identification basis.

The Company began holding trading securities at October 1, 2004, of which none were sold at December 31, 2004. The Company recorded trading gains of $0.3 million on these securities during the period held in 2004.

Note 9. Income Taxes

Provision (Benefit) for Income Taxes

The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

The components of income (loss) from continuing operations before income taxes are:

	Years ended December 31,
	2005	2004	2003
	(In millions)
U.S. operations	$(60.0)	$31.4	$(30.2)
Foreign operations	(102.2)	(4.1)	26.4
	$(162.2)	$27.3	$(3.8)

Income tax expense (benefit) related to continuing operations includes:

	Years ended December 31,
	2005	2004	2003
	(In millions)
Current:
Federal	$0.7	$(2.6)	$(8.6)
Foreign	1.9	1.3	6.9
State	0.5	—	(0.9)
Total current taxes	3.1	(1.3)	(2.6)
Deferred:
Federal	89.5	6.1	—
Foreign	(2.6)	(2.6)	(1.0)
State	14.3	(0.3)	(0.6)
Total deferred taxes	101.2	3.2	(1.6)
Income tax expense (benefit)	$104.3	$1.9	$(4.2)

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate of 35% as follows:

	Years ended December 31,
	2005	2004	2003
	(In millions)
Federal income tax at statutory rate	$(56.8)	$9.5	$(1.3)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	(2.9)	(0.2)	(1.0)
Foreign income taxes	13.2	(1.9)	(1.7)
Change in deferred tax valuation allowance	151.4	3.3	—
Goodwill impairment	—	(7.1)	—
Adjustments to tax contingencies	—	(1.4)
Other, net	(0.6)	(0.3)	(0.2)
Income tax expense (benefit)	$104.3	$1.9	$(4.2)

Deferred Tax Assets and Liabilities

Deferred taxes related to the following:

	December 31,
	2005	2004
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$84.4	$33.1
Pension obligation	27.5	21.8
Reserves, including casualty and other claims	21.2	36.2
Property and equipment	13.5	—
Intangibles	12.8	—
Employee benefits	10.4	8.2
Postretirement benefits other than pensions	9.8	9.5
Unrealized gains and other	4.7	15.8
Total gross deferred tax assets	184.3	124.6
Less valuation allowance	(178.7)	(4.0)
Net deferred tax asset	5.6	120.6
Deferred tax liabilities:
Intangibles	69.3	73.6
Foreign earnings	1.8	4.3
State income taxes	—	3.4
Property and equipment	—	1.2
Other	—	1.3
Total gross deferred tax liabilities	71.1	83.8
Net deferred tax (liabilities) assets	(65.5)	36.8
Less net current deferred tax assets (liabilities)	(0.3)	35.5
Net long-term deferred tax (liabilities) assets	$(65.2)	$1.3

The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets:  future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering the Company’s cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, the Company has concluded that it no longer could expect sufficient future taxable income and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when the Company had a perspective on full-year results and future forecasts, as the Company had completed its busy season when it historically recognizes a significant amount of its profits. Although earnings in the core business are projected in upcoming years, it is difficult to place similar weight on these projections versus the actual results in 2005, 2004 and 2003. As a result of the assessment, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets has been recorded at December 31, 2005. The Company expects to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. The net change in the deferred tax valuation allowance in 2005 was an increase of $174.7 million, of which $150.5 million was allocated to continuing operations, $19.0 million was allocated to discontinued operations and $5.2 million was allocated to other comprehensive loss. The Company concluded that a valuation allowance on the remaining $3.8 million of foreign net deferred tax assets at December 31, 2005 was not required. Gross net operating losses expire as follows: $2.4 million in 2006 thru 2020, $19.0 million in 2021, $3.0 million in 2022, $29.5 million in 2023, $98.7 million in 2025, and $67.8 million do not expire.

Deferred U.S. federal income taxes and non-U.S. withholding taxes of $1.8 million have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $28.5 million and $48.6 million of undistributed earnings of its foreign subsidiaries as of December 31, 2005 and December 31, 2004, respectively, because such earnings are intended to be reinvested indefinitely.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In 2005, the Company has repatriated $93.7 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations in 2005. The net tax expense of $4.2 million associated with the repatriated funds from discontinued operations has been included in the tax on discontinued operations in 2005.

Taxing Authority Reviews

Consolidated federal income tax returns of the Company have been examined and the exams have been closed for years up to and including year 2000.

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

This tax liability is the subject of a Tax Matters Agreement (“the Agreement”) between SIRVA and Exel Investments, Ltd. (“Exel” formerly NFC plc). The Agreement states that any tax liability associated with the imputed gain on the transfer of the Pickfords Ltd. business at the time it was acquired by the Company in 1999 is the responsibility of Exel, who has acknowledged this responsibility to the Company. As a result, the Company has determined that an indemnification receivable from Exel of approximately $23.2 million, along with accrued tax interest receivable, should have been recorded since the time Pickfords Ltd. was acquired in 1999. The difference of $25.3 million, along with accrued interest, between the Inland Revenue assessment and the recorded accrued tax liability and indemnification receivable relates to the determination of Exel’s tax basis in the Pickfords Ltd. business at the time of transfer. If the ultimate determination of tax liability is more than the accrued tax liability and indemnification receivable, the Agreement provides that the Company will receive the amount necessary to satisfy the ultimate tax liability, regardless of amount. As of December 31, 2005, the accrued tax liability and related indemnification receivable, including accrued interest, total $32.5 million.

Note 10. Cargo Claims and Insurance Loss Reserves

The Company’s cargo claims and insurance loss reserves at December 31 are comprised of the following:

	Current		Long-term
	2005	2004	2005	2004
	(In millions)
Cargo claims	$24.5	$22.9	$1.6	$2.0
Insurance	0.6	45.8	0.5	41.6
Other	1.8	13.6	0.5	0.5
	$26.9	$82.3	$2.6	$44.1

U.S. insurance operations loss reserves:   The Company’s Network Services segment (U.S. Insurance Business), which was sold in December 2005—see Note 19 “Discontinued Operations”, recorded insurance loss reserves related to its insurance underwriting activity. The reserves for unpaid losses and loss adjustment expenses included amounts determined on the basis of claim evaluations and other estimates for reported losses and included an estimate of losses incurred but not reported. As information developed that varied from past experience, provided additional data, or in some cases, augmented data that previously was not considered sufficient for use in determining reserves, changes in the Company’s estimate of reserves were required. The effects of these changes were reflected in discontinued operations.

The following table summarizes the activity in the reserve for unpaid losses and loss adjustment expenses, gross and net of reinsurance, for the years ended December 31, 2004 and 2003:

	2004	2003
	(In millions)
Gross reserves for unpaid losses and loss expenses at beginning of year	$49.6	$46.8
Less: Unpaid reinsurance recoverables	10.4	12.2
Net balance at beginning of year	39.2	34.6
Incurred losses and loss expense for claims occurring in the:
Current year	83.7	50.7
Prior years	7.1	(2.7)
Total incurred losses and loss expenses	90.8	48.0
Paid losses and loss expenses occurring in the:
Current year	35.9	26.3
Prior years	25.9	17.1
Total paid losses and loss expenses	61.8	43.4
Net reserves for losses and loss expenses at the end of the year	68.2	39.2
Plus: Unpaid reinsurance recoverables	17.4	10.4
Gross reserves for unpaid losses and loss expenses at end of year	$85.6	$49.6

The Company performed monthly and quarterly claims analysis in its multiple line property and commercial liability insurance group. The Company fully reserves all uncollateralized balances due from reinsurers that are more than 90 days past due and all uncollateralized balances related to reinsurers not authorized by the State of Illinois.

The estimated cost of losses and loss adjustment expenses attributable to insured events for prior years increased by $7.1 million during 2004. These changes represent 14.3% of unpaid losses and loss adjustment expenses of $49.6 million at December 31, 2003. In 2004, as part of the Company’s comprehensive periodic assessment of recorded claim-related liabilities, the Company observed that reported claims activity in certain product lines, substantially related to the 2002 through 2003 underwriting years, exceeded previously established loss expectations. The more significant line of business affected was workers compensation. Incorporating this updated information into the Company’s reserving process led to an increase in ultimate loss projections and corresponding reserve levels.

Note 11. Short-term Debt

Short-term debt consisted of the following:

	December 31,
	2005	2004
	(In millions)
Mortgage warehouse facilities	$81.9	$77.1
Relocation financing facilities	31.8	43.4
Foreign subsidiaries’ lines of credit	1.1	1.6
Insurance policy financing	5.0	2.3
Current portion of long-term debt	1.2	0.2
Current portion of capital lease obligations	4.2	5.3
	$125.2	$129.9

Mortgage Warehouse Facilities

The Company’s SIRVA Mortgage, Inc. subsidiary (“SIRVA Mortgage”) utilizes a revolving credit facility and an early purchase facility (collectively the “Mortgage Warehouse Facilities”) to fund its mortgage loans held for resale. The Mortgage Warehouse Facilities are secured by certain assets of SIRVA Mortgage. In June 2004, SIRVA Mortgage entered into an amendment of the revolving credit facility, which lowered the amount available from $100.0 million to $80.0 million and extended the expiration date to June 1, 2005. In 2005, the $80.0 million revolving credit facility was renewed and extended to June 1, 2006. In May 2005, SIRVA Mortgage amended the early purchase facility, increasing the amount available from $100.0 million to $120.0 million. This facility carries no maturity date and the terms are similar to the revolving credit facility. SIRVA Mortgage had an outstanding balance of $68.5 million and $77.1 million against the revolving credit facility at December 31, 2005 and 2004, respectively. SIRVA Mortgage had an outstanding balance of $13.4 million against the early purchase facility at December 31, 2005 (there was no balance at December 31, 2004). Interest on both facilities was payable monthly at a rate equivalent to the London Interbank Offered Rate (LIBOR) plus 162.5 basis points to 287.5 basis points (effective rate of 5.99% and 4.01% at December 31, 2005 and 2004, respectively). The interest rate spread varies depending upon such factors as the type of mortgage financed, amount of time a mortgage loan has been closed and not yet sold to investors, and other factors. SIRVA Mortgage pays a monthly commitment fee of 15.0 basis points on the unused portion of the revolving credit facility in months where the average drawn balance is less than $40.0 million.

Effective March 2006 and May 2006, the uncommitted early purchase facility was amended to establish a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates and increase the facility from $120.0 million to $250.0 million, respectively. The early purchase facility is now the primary means for SIRVA Mortgage to fund their traditional residential first mortgage lending. Effective June 2006, because of the availability of other facilities, the Company decided to reduce the revolving credit facility from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125.0 basis points to 300.0 basis points. The monthly commitment fee based on usage has been removed. In October 2006, SIRVA Mortgage entered into an amendment to the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs.

Relocation Financing Facilities

The Company’s subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $65.3 million at December 31, 2005. The outstanding balance of these facilities was $31.8 million and $43.4 million at December 31, 2005 and 2004, respectively. The financing facilities are uncommitted pending the filing of financial information and callable upon demand, but generally remain available and are expected to be renewed in the future. Interest is payable monthly or quarterly depending on the lenders at the base lending rate (Bank of England) plus 60.0 basis points to 150.0 basis points (effective rates between 5.10% and 6.00% at December 31, 2005, and 5.45% and 6.25% at December 31, 2004). The facilities are secured by the underlying relocation assets.

Foreign Subsidiaries Lines of Credit

Certain wholly owned foreign subsidiaries of the Company maintain credit facilities totaling $19.3 million at December 31, 2005. Interest is payable monthly or quarterly at the base lending rate plus margins up to 200.0 basis points (effective rates between 3.35% and 9.10% at December 31, 2005, and 3.63% and 8.55% at December 31, 2004). Commitment fees range up to 50.0 basis points on the unused portion of each applicable credit facility. At December 31, 2005 and 2004, the outstanding balance was

$1.1 million and $1.6 million, respectively. The Company had bank guarantees issued against these lines of credit of $8.5 million and $8.9 million at December 31, 2005 and 2004, respectively. These facilities are generally secured by the assets of the applicable subsidiary. In addition, certain of these facilities are also secured by letters of credit and guaranteed by certain of the Company’s subsidiaries.

Insurance Policy Financing

From time to time, the Company finances certain of its insurance policies with the providers of these policies. Such arrangements, which are common within the insurance industry, allow insureds, such as the Company, to extend payments over a period that more closely matches the time period of the policy. These arrangements are secured by the return premium available if the insurance policies are terminated. The Company had amounts due under insurance financing arrangements of $5.0 million and $2.3 million at December 31, 2005 and 2004, respectively. These amounts are recognized by the Company as short-term debt obligations.

Other

The weighted average interest rate on short-term borrowings outstanding, excluding current portion of long-term debt and capital lease obligations, was 5.98% and 4.79% at December 31, 2005 and 2004, respectively.

The borrowers under the aforementioned facilities are wholly owned subsidiaries of the Company. Each agreement contains limited financial covenants. Financial covenants generally include a requirement to provide financial statements and to maintain the stated financial ratios. The Company’s subsidiaries are in compliance with all of these covenants.

Note 12. Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(In millions)
Term loan	$402.7	$490.0
Revolving credit facility	20.6	42.1
Other	0.2	0.5
Total debt	423.5	532.6
Less current portion	1.2	0.2
Total long-term debt	$422.3	$532.4

Credit Agreement

The Company has a $577.7 million senior credit facility through SIRVA Worldwide. This credit agreement with J.P. Morgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility (“Revolving Credit Facility”) and a $402.7 million term loan obligation (“Term Loan”) and is collateralized by substantially all of the assets of the Company.

The credit agreement contains a number of covenants that, among other matters, restrict the Company’s ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations, and make capital expenditures or incur capital lease obligations. While the credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. The credit agreement also requires SIRVA Worldwide to maintain certain financial tests, including a consolidated interest coverage ratio and a leverage ratio, and includes a general lien on certain of SIRVA Worldwide’s assets. The agreement also includes certain cross-default provisions such that a default under any other loan agreement in excess of an amount defined as material would cause a default under the credit agreement. The Company is in compliance with all of these covenants.

The Company entered into amendments of the credit agreement with effective dates of March 28, July 1, September 30, and November 17, 2005. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, revised the financial covenants relating to debt leverage and interest coverage, approved the sale of the Company’s U.S. Insurance Business, and approved the sale of the Australian and New Zealand operations of Pickfords Records Management. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results.

The Company entered into amendments of the credit agreement with effective dates of March 23 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout the remaining term of the facility subject to SIRVA raising stated levels of qualifying capital. On September 29, 2006, SIRVA met the conditions. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. An amendment on September 29, 2006 further extended the time period to January 31, 2007 to provide this 2005 Annual Report on Form 10-K as filed with the SEC. The September 29, 2006 amendment also requires the Company to file with the SEC its 2006 Annual Report on Form 10-K by June 30, 2007. While the Company believes the filing deadlines and the current financial covenant levels are now achievable, if it becomes necessary to further amend the financial covenants, the Company would also expect that it would have to amend other terms and conditions in the agreement. There is no assurance that the Company would be able to obtain such amendment.

The Company will defer bank fees of approximately $1.8 million associated with these Revolving Credit Facility amendments in 2006, which will be amortized over the life of the instrument. Fees of $1.2 million associated with these Term Loan amendments in 2006 will be deferred and amortized until the August 15, 2006 amendment. Deferred fees of $9.4 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment.

Term Loan

On December 23, 2004, in connection with the acquisition of ERC, the Company amended its Term Loan from $415.0 million to $490.0 million. On December 9, 2005, the Company made a mandatory payment of $62.3 million with proceeds from the sale of its Australian and New Zealand operations of Pickfords Records Management. On December 30, 2005, the Company made a mandatory payment of $25.0 million with proceeds from the sale of its U.S. Insurance Business. The Company wrote-off $1.7 million of unamortized debt issuance costs as a result of these mandatory payments.

The Company had $402.7 million and $490.0 million outstanding on the Term Loan at December 31, 2005 and 2004, respectively. Principal and interest payments are to be paid quarterly through maturity on December 1, 2010. Interest is payable at ABR plus 300.0 basis points or LIBOR plus 400.0 basis points at December 31, 2005. The loan was accruing interest at LIBOR plus 400.0 basis points (effective rate of

8.36%) at December 31, 2005 and LIBOR plus 200.0 basis points (effective rate of 4.42%) at December 31, 2004.

On March 31, 2006, the Company made a mandatory payment of $49.5 million on the Term Loan with proceeds from the sale of its Business Services Division in the United Kingdom and Ireland. The Company will write-off $1.0 million of unamortized debt issuance costs as a result of the payment. On September 29, 2006, the Company made a mandatory payment of $30.0 million on the Term Loan with proceeds from the sale of $75.0 million of its convertible notes. On October 26, 2006, the Company made a mandatory payment of $2.2 million with proceeds from the second settlement of the U.S. Insurance Business sale. On December 19, 2006, the Company made a mandatory payment of $1.0 million on the Term Loan with proceeds from the sale of various properties in the United Kingdom.

Revolving Credit Facility

Under the Revolving Credit Facility, as amended and restated, the Company may borrow up to $175.0 million, which includes a $20.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, until its scheduled maturity on December 1, 2009. In January 2004, the Company’s subsidiary, SIRVA UK Limited (formerly Pickfords Limited), became an eligible borrower under the facility. SIRVA UK Limited borrowings are denominated in British pounds. Borrowings under the Revolving Credit Facility were $20.6 million and $42.1 million at December 31, 2005 and 2004, respectively. A commitment fee of 50.0 basis points is charged on the unused portion of the Revolving Credit Facility and is payable quarterly. The Company had outstanding letters of credit of $20.0 million and $14.1 million at December 31, 2005 and 2004, respectively, primarily in conjunction with its insurance agreements and leased facilities. The Company had available credit of $134.4 million and $118.9 million at December 31, 2005 and 2004, respectively.

Interest is payable at LIBOR, plus a margin of 400.0 basis points (effective rates of 8.37% and 4.67% for U.S. denominated borrowings and 8.65% and 7.07% for U.K. denominated borrowings at December 31, 2005 and 2004, respectively), ABR rates (equivalent to U.S. prime), plus a margin of 300.0 basis points for U.S. denominated borrowings (effective rates of 10.25% and 6.50% at December 31, 2005 and 2004, respectively), or LIBOR plus 550.0 basis points for U.K. denominated swing-line borrowings (effective rates of 10.40% and 8.71% at December 31, 2005 and 2004, respectively). The weighted-average interest rate was 6.67% and 4.88% for the years ended December 31, 2005 and 2004, respectively. The rate selected is determined by the facility or sub-facility from which the borrowings are drawn, maturity date of the loan, and required notice of the borrowing. ABR interest is payable at the end of each quarter, and LIBOR interest is payable in arrears on the last day of the loan period for loans less than three months outstanding and at the end of each quarter for loans greater than three months outstanding. Principal is repaid as funds are available.

Other

Future maturities of long-term debt at December 31, 2005 are as follows:

(In millions)
2006	$1.2
2007	4.1
2008	4.1
2009	24.6
2010	389.5
Thereafter	—
$423.5

The fair value of the Company’s long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

For the years ended December 31, 2004 and 2003, the Company recognized $1.8 million and $37.6 million, respectively, of debt extinguishment expense. This expense included $0.8 million and $25.0 million of bond tender premium and associated fees on the Senior Subordinated Notes and $1.0 million and $12.6 million in write-offs of deferred debt issuance costs on the prior senior secured facility and Senior Subordinated Notes for the years ended December 31, 2004 and 2003, respectively. In addition, the Company wrote-off $1.3 million of unrecognized interest rate hedging losses in connection with the debt refinancing to interest expense for the year ended December 31, 2003.

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

Note 13. Capital and Operating Leases

The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company’s rental expense under these operating leases was $55.9 million, $67.8 million and $67.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Operating lease expense related to discontinued operations was $23.0 million, $25.0 million and $26.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The majority of the lease agreements associated with discontinued operations were retained by the Company with the cash payments reflected in the table below.

At December 31, 2005 and 2004, the Company was in violation of a lease covenant requiring timely delivery of annual financial statements. The violation has not been declared a default by the lessor, however, it has prevented the Company from initiating new leases with this lessor until the financial statements are delivered.

Future minimum payments under capital lease obligations and operating leases at December 31, 2005 are as follows:

	Capital Leases	Operating Leases
	(In millions)
2006	$4.9	$42.4
2007	4.7	33.7
2008	3.9	27.8
2009	1.7	22.7
2010	1.2	18.2
Thereafter	5.0	83.6
Total minimum lease payments	21.4	$228.4
Less interest	4.8
Present value of net minimum lease payments	16.6
Less current portion	4.2
Long-term portion of capital lease obligation	$12.4

Assets under capital leases consisted of the following:

	December 31,
	2005	2004
	(In millions)
Transportation equipment	$23.9	$28.5
Buildings and improvements	6.8	7.8
Office equipment	0.6	0.6
	31.3	36.9
Less accumulated depreciation	15.3	13.3
	$16.0	$23.6

The Company subleases certain of its leased vehicles and facilities to third parties. The reduction of lease expense as a result of subleases was $12.7 million, $5.8 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum payments from sublease arrangements at December 31, 2005 are as follows:

(In millions)
2006	$6.3
2007	4.2
2008	2.2
2009	1.4
2010	—
Thereafter	—
Total	$14.1

Note 14. Financial Instruments

The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and international operating activities. Except for certain convertible securities held previously by the Company’s insurance subsidiary (sold in December 2005—see Note 19 “Discontinued Operations”), the Company does not utilize financial instruments for trading purposes. The counterparties to these contractual arrangements are financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. Interest rate swap agreements and foreign exchange instruments with the Company’s credit agreement banks are borrower obligations under the credit agreement; hence, such agreements and instruments are secured and guaranteed.

Interest Rate Instruments

The Company enters into interest swap agreements to manage its exposure to changes in interest rates. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense.

In 2003, the Company restructured the senior credit facility in a manner that constituted a termination event. At that time, the Company recorded interest expense of $1.3 million to recognize the unrealized loss on swap agreements. In 2004, the Company recorded interest income of $0.7 million to recognize a reduction of the unrealized loss to $0.6 million. In 2005, the Company recorded interest income of $0.4 million to recognize a reduction of the unrealized loss to $0.2 million.

Gains or losses on the interest rate swaps, which are classified as a cash flow hedge, are included in accumulated other comprehensive (loss) income and are reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2005, 2004 and 2003, $(0.4) million, $2.5 million, and $3.0 million, respectively, were reclassified as interest (income) expense. The Company estimates that derivative gains of $1.3 million included in accumulated other comprehensive loss at December 31, 2005, will be reclassified into earnings during the next 12 months. The following is a recap of each agreement at December 31, 2005:

	Agreement 1	Agreement 2
Notional amount	$60.0 million	$60.0 million
Fixed rate paid	3.10%	2.89%
Variable rate received	1-month LIBOR	1-month LIBOR
Expiration date	January 2007	March 2006

In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or mortgage loan inventory, the Company enters into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors, through mandatory forward sales of mortgage-backed securities (“MBS”), and by purchasing call options on U.S. Treasury futures. Forward sales of MBS, purchasing Treasury Call options, and IRLCs issued on residential mortgage loans in the Company’s pipeline intended to be held for sale are considered free-standing derivative instruments, and changes in fair value are recorded in current period earnings. For IRLCs, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the Treasury Call options, the fair value is measured utilizing the Black-Scholes pricing model. Gains or losses resulting from changes in fair value of these derivatives recognized in earnings were insignificant for the years ended December 31, 2005, 2004 and 2003.

The Company manages the risk of closed but unsold mortgages by hedging the interest rates until such time as the mortgages are sold. At December 31, 2005 and 2004, the Company had $84.4 million and $78.9 million, respectively, of closed mortgage loans held in inventory. At December 31, 2005 and 2004, $31.8 million and $13.0 million, respectively, were unsold conforming loans that were economically hedged by forward sales of MBS. In addition, at December 31, 2005 and 2004, the Company had short-term IRLCs of $107.4 million and $81.7 million, respectively. At December 31, 2005 and 2004, $72.0 million and $44.7 million, respectively, were economically hedged by forward sales of MBS. At December 31, 2005 and 2004, the Company had forward contracts to sell MBS that amounted to $103.0 million and $57.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2005 and 2004, the Company owned call options on U.S. Treasury futures with a notional amount equal to $22.0 million and $13.0 million, respectively, for the purpose of economically hedging the committed pipeline that contains a float down option of the interest rate.

Foreign Exchange Instruments

From time to time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the Australian dollar, British pound sterling, and Euro. The contract amount of foreign currency forwards was $27.3 million and $48.0 million at December 31, 2005 and 2004, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $1.2 million, $0.1 million and $2.1 million of losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2005, 2004 and 2003, respectively, as a component of general and administrative expense in the Consolidated Statements of Operations.

Relocation Receivable Securitization

In June 2004, the Company implemented a program to sell certain receivables generated by SIRVA Relocation LLC (“SIRVA Relocation”), a relocation services subsidiary, to independent third-party financial institutions. The receivables are primarily home equity advances and other payments made on behalf of transferees and corporate clients. The loans are evidenced by promissory notes executed by the transferees and supported by the underlying value of the transferees’ properties and contract arrangements with corporate clients. The loans generally are due within 180 to 270 days or upon the earlier sale of the underlying property. The sales are governed by a Receivables Sale Agreement (the “Relocation Receivables Sale Agreement”). The Relocation Receivables Sale Agreement was amended on December 23, 2004 in connection with the acquisition of ERC to include home equity advances and other related trade receivables generated by ERC, increase the amount of the facility from $55.0 million to $200.0 million, add an additional purchaser, and extend the maturity of the facility to three years. The program was amended on August 16, 2006 to increase the facility from $200.0 million to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold.

SIRVA Relocation and ERC sell receivable portfolios to a consolidated wholly-owned bankruptcy remote special purpose vehicle, SIRVA Relocation Credit, LLC (“SRC”). At each sale transaction, SRC transfers its ownership in all of its receivables on a non-recourse basis to the third-party financial institutions in exchange for a cash advance and a retained interest. The interest in the eligible receivables sold under these arrangements is excluded from the Consolidated Balance Sheets. During 2005, the Company sold $1,259.2 million of accounts receivable through its receivables securitization program for proceeds of $1,110.0 million. During 2004, the Company sold $330.4 million of accounts receivable through its receivables securitization program for proceeds of $258.7 million. The difference between the receivables sold and the proceeds primarily represents the Company’s retained interest in the receivables sold by the Company.

The receivables securitization program is accounted for as sales of financial assets. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The key assumptions used to estimate fair value include the discount rate (approximately 5%), the expected weighted-average life of the underlying receivable (approximately two months), and anticipated credit losses (which have been immaterial based on historical experience). At December 31, 2005 and 2004, the interests retained in the transferred receivables, carried at amounts that approximate fair value, totaled $40.2 million and $38.7 million, respectively. The loss on transfer to the independent third-party financial institution was $1.5 million in 2005 and $0.2 million in 2004. An immediate 20% increase in the discount rate would reduce the fair value of the retained interests at December 31, 2005 by an immaterial amount.

Under the terms of the Relocation Receivables Sale Agreement, SIRVA Relocation and ERC are responsible for servicing the receivables during their life, including administration and collection of the receivables, on behalf of the financial institutions. Fees are paid to SIRVA Relocation by SRC at the rate of 0.6% of the transferred receivables. The fees are considered adequate compensation for the services involved as they approximate the costs of providing the services. Accordingly, no servicing asset or liability is recorded. The table below summarized certain cash flows received from and paid to the special purpose subsidiary.

	Years ended December 31,
	2005	2004
	(In millions)
Balance from securitizations on January 1	$105.3	$—
Proceeds from new securitizations	1,110.0	258.7
Net collections paid to purchasers	(1,090.4)	(153.4)
Balance from securitizations on December 31	$124.9	$105.3

The Relocation Receivables Sale Agreement for the securitization program was further amended with effective dates of March 31, May 31, July 1, September 30, November 14 and December 13, 2005, and March 27, August 15, August 16 and October 12, 2006. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and in August 2006 increased the size of the program to $218.1 million. As mentioned above, in December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the advance rate. The Company incurred fees of $1.0 million in 2005 and will incur fees of $1.1 million in 2006.

Note 15. Pension Plans, Postretirement and Other Benefits

Defined Benefit Plans

The Company has several defined benefit pension plans covering certain of its domestic employees and certain employees in other countries. The domestic defined pension plans were amended effective April 1, 2002, for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002. Pension benefits earned are generally based on years of service and compensation during active employment; however, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities, fixed income securities and pooled separate accounts. The funding of pension plans is determined in accordance with statutory funding requirements.

The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan that are unfunded, nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan because of the benefit limitations imposed by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). These plans ensure that an executive receives the total pension benefit to which he or she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the pension benefits table below. For the years ended December 31, 2005, 2004 and 2003, the expense associated with the Executive Retirement and Savings Plan was $0.5 million, $0.4 million and $0.2 million, respectively.

In addition, the Overlap Benefit Plan, an unfunded, nonqualified retirement plan, provides retirement benefits for various domestic employees, forfeited by the highly compensated employees under the Qualified Plan because of the changes to the retirement plan formula that were effective April 18, 1989.

The Company also has unfunded defined benefit pension plans for certain employees in Germany, Norway and Sweden. Information regarding these plans, as well as the U.S. qualified pension plan, the

Excess Benefit Plan and the Overlap Benefit Plan are combined in the tables below (“Primarily Domestic”).

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

Information on the domestic and foreign defined benefit plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2005 and 2004, based on actuarial valuation measured as of December 31, are as follows:

	Primarily Domestic		United Kingdom
	2005	2004	2005	2004
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$124.4	$114.6	$106.2	$80.4
Benefits transferred out	—	(2.0)	—	—
Service cost	—	—	3.1	3.5
Interest cost	7.0	7.1	4.0	3.4
Plan participants’ contribution	—	—	1.9	2.1
Actuarial (gain) loss	(0.3)	9.7	23.9	12.0
Settlements	(0.2)	—	—	—
Benefits paid	(6.3)	(5.1)	(2.4)	(2.2)
Foreign currency exchange rate changes	(0.1)	0.1	(11.6)	7.0
Ending balance	$124.5	$124.4	$125.1	$106.2
Change in plan assets at fair value:
Beginning balance	$80.6	$77.7	$91.2	$74.5
Actual return on plan assets	4.0	8.0	16.8	8.1
Company contribution	0.1	—	2.8	2.4
Plan participants’ contribution	—	—	1.9	2.1
Benefits paid	(6.3)	(5.1)	(2.4)	(2.2)
Settlements	(0.1)	—	—	—
Foreign currency exchange rate changes	—	—	(9.9)	6.3
Ending balance	$78.3	$80.6	$100.4	$91.2
Reconciliation of funded status:
Projected benefits obligation	$(124.5)	$(124.4)	$(125.1)	$(106.2)
Plan assets at fair value	78.3	80.6	100.4	91.2
Funded status	(46.2)	(43.8)	(24.7)	(15.0)
Unrecognized net actuarial loss	45.9	46.1	27.9	19.1
Minimum pension liability	(45.9)	(46.1)	(22.8)	(10.2)
Accrued benefit liability	$(46.2)	$(43.8)	$(19.6)	$(6.1)
Weighted average assumptions used for measurements of the projected benefit obligation:
Discount rate	5.50%	5.75%	4.75%	5.40%
Salary growth rate	N/A *	N/A *	3.80%	3.80%

*                    Not applicable

	Primarily Domestic			United Kingdom
	2005	2004	2003	2005	2004	2003
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$3.1	$3.5	$4.2
Interest cost	7.0	7.1	6.9	4.0	3.4	3.6
Expected return on plan assets	(7.0)	(6.8)	(5.8)	(4.7)	(4.5)	(4.6)
Amortization of actuarial loss	3.1	2.7	2.9	0.7	0.3	0.8
Net periodic benefit cost before settlement	3.1	3.0	4.1	3.1	2.7	4.0
Settlements	(0.2)	—	—	—	—	—
Net periodic benefit cost	$2.9	$3.0	$4.1	$3.1	$2.7	$4.0
Weighted average assumptions used to measure net periodic cost:
Discount rate	5.75%	6.25%	6.75%	5.40%	5.60%	5.60%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	7.40%	7.75%	7.75%
Salary growth rate	N/A *	N/A *	N/A *	3.80%	4.40%	4.00%

*                     Not applicable

	Estimated Future Benefit Payments
	Primarily Domestic	United Kingdom	Total
	(In millions)
2006	$4.6	$2.2	$6.8
2007	4.8	2.3	7.1
2008	5.1	2.4	7.5
2009	5.4	2.5	7.9
2010	5.7	2.6	8.3
Years 2011 - 2015	36.6	14.7	51.3

At December 31, 2005 and 2004, the Primarily Domestic accumulated benefit obligation was $124.5 million and $124.4 million, respectively. At December 31, 2005 and 2004, the U.K. accumulated benefit obligation was $119.5 million and $97.0 million, respectively. A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. In 2005 and 2004, the minimum pension liability recorded is reflected in the reconciliation of funded status above. There was no income statement impact in 2005 or 2004. The offset to the minimum liability was other comprehensive (loss) income, net of deferred taxes, in stockholders’ equity.

The discount rates for determining pension obligations are based on each plan’s projected cash flow utilizing the Citigroup Pension Liability Index for the U.S. plan and a corporate spot rate for the U.K. plan. Because the domestic plan was curtailed in 2002 and participants are no longer accruing service benefits, there is no rate of compensation increase for 2005, 2004 or 2003.

The expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. At December 31, 2005, the Company maintained the expected return on plan assets for its domestic plan at 9.00%, while reducing its U.K. expected return to 7.40%. In developing its expected domestic long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company’s pension asset class 10-year weighted-average returns for each of the last 10 years. The average 10-year return by year is 10.77%. The Company anticipates that its investment managers will generate long-term returns of at least 9.00% during fiscal year 2006. In developing its expected U.K. long-term rate of return assumption, the Company evaluated input from its actuary, including its review of the Company’s asset allocation strategy whose benchmark indices returned 8.1% over the last ten years. The Company anticipates that its investment managers will generate long-term returns of at least 7.25% during fiscal year 2006.

The actual pension plan asset allocations at December 31, 2005 and 2004 and targeted allocation for the year ended December 31, 2006 were as follows:

	Primarily Domestic			United Kingdom
	Percentage of Fair Value Plan Assets			Percentage of Fair Value Plan Assets
	2006 Target	2005	2004	2006 Target	2005	2004
Equity securities	60% - 70%	63%	71%	60 - 70%	65%	70%
Debt securities	30% - 40%	30%	29%	30 - 40%	33%	29%
Real Estate	—%	6%	—%	—%	—%	—%
Other	—%	1%	—%	—%	2%	1%
Total	100%	100%	100%	100%	100%	100%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the domestic and U.K. plan assets is broadly characterized as a targeted 65%/35% allocation between equity and debt securities. For the U.K. plan, the targeted allocations were revised to a targeted 65%/35% allocation between equity and debt securities for 2005 compared to 70%/30% for 2004. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed investment grade debt securities. The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company’s contributions and monthly benefit payments are made.

The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), for its domestic plans and the Pensions Act of 1995 for its U.K. plan. For its domestic plans, the Company expects to make contributions of $14.9 million in 2006, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets. For its U.K. plan, the Company expects to contribute $11.7 million during fiscal 2006.

Postretirement Medical and Life Insurance Plan

The Company has a non-pension postretirement benefit plan for certain domestic employees that provides specific health care and death benefits to eligible retired employees. Under the present plan, which may be amended or terminated at the Company’s option, a defined percentage of health care expenses is covered, after reductions for any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined in part by a retiree’s years of vested service with the Company prior to retirement. Death benefits are based on a fixed amount at time of retirement.

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

For the year ended December 31, 2005, the Company recognized a curtailment gain of $0.1 million primarily related to workforce reductions as a result of the sales of the Fleet Service, Blanketwrap and Flatbed businesses. For the year ended December 31, 2004, a curtailment loss of $0.4 million was recognized in conjunction with the workforce reductions that occurred upon completion of the Disposal Plan discussed in Note 19 “Discontinued Operations”. The curtailment gain/loss was recorded in loss from discontinued operations.

Information on the accumulated postretirement benefit obligation and amounts recognized in the Consolidated Balance Sheets at December 31, 2005 and 2004, based on actuarial valuation measured as of December 31, are as follows:

	2005	2004
	(In millions)
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of period	$18.9	$19.1
Service cost	0.1	0.1
Interest cost	1.0	1.0
Plan participants’ contribution	0.1	0.1
Actuarial loss	1.6	2.8
Recognition of Medicare Part D Subsidy	—	(3.0)
Curtailment	(0.2)	0.6
Benefits paid	(2.1)	(1.8)
Ending balance	$19.4	$18.9
Change in plan assets at fair value:
Beginning balance	$—	$—
Company contribution	2.0	1.7
Plan participants’ contribution	0.1	0.1
Benefits paid	(2.1)	(1.8)
Ending balance	$—	$—
Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(19.4)	$(18.9)
Unrecognized prior service cost	(0.2)	(0.7)
Unrecognized net actuarial loss	5.5	4.3
Accrued benefit liability	$(14.1)	$(15.3)
Weighted average assumptions used for measurement of postretirement benefit obligations:
Discount rate	5.50%	5.50%
Health care cost trend rate assumed for next year	10.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
First year of ultimate health care cost trend rate	2011	2009

	2005	2004	2003
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.1
Interest cost	1.0	1.0	1.2
Amortization of prior service cost	(0.4)	(0.5)	(0.5)
Amortization of actuarial loss	0.1	0.3	0.3
Net periodic benefit cost before curtailment	0.8	0.9	1.1
Curtailment (gain) loss	(0.1)	0.4	—
Net periodic benefit cost after curtailment	$0.7	$1.3	$1.1
Weighted average assumptions used to measure net periodic cost:
Discount rate	5.50%	6.00%	6.75%

The discount rate for determining the postretirement benefit obligation is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 100 basis point change in the assumed health care cost trend rate would have the following effects:

	100 Basis Point
	Increase	Decrease
	(In millions)
Increase (decrease) in service and interest cost components	$0.1	$(0.1)
Increase (decrease) in accumulated postretirement benefit obligation	$1.9	$(1.7)

	Estimated Future Benefit Payments
	With Medicare Subsidy Amount	Medicare Subsidy Amount	Without Medicare Subsidy Amount
	(In millions)
2006	$1.4	$0.2	$1.6
2007	1.5	0.2	1.7
2008	1.6	0.2	1.8
2009	1.6	0.3	1.9
2010	1.7	0.3	2.0
Years 2011 - 2015	7.2	1.6	8.8

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

FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to The Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. This new guidance provides for the recognition of the subsidy in the measurement of the accumulated postretirement benefit obligation. The Company adopted the provision in the third quarter of 2004, effective January 1, 2004, and because its prescription drug benefits were deemed actuarially equivalent, recorded a $3.0 million reduction of the accumulated benefit obligation at December 31, 2004 and a $0.6 million reduction in net periodic post retirement benefit cost for the year ended December 31, 2004.

Defined Contribution Plans

Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the NAVL Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code and is subject to the provisions of ERISA. Full-time employees may enroll 30 consecutive days after starting employment. Regular part-time employees may enroll on the first of the month after one year of eligible service. The Company makes a matching contribution equal to 50% of the participant’s contribution, up to 6% of a participant’s compensation. The Company recognized expense of $2.5 million, $1.8 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Postemployment Long-Term Disability Medical Plan

The Company had provided certain postemployment long-term disability medical benefits to inactive employees and their dependents during the period following employment, but before retirement. A plan change was enacted in 2003 that substantially reduced the liability associated with this plan, as the health care continuation benefits for inactive employees and their dependents ceased at the end of 2003. Beginning in January 2004, the inactive employees and their dependents could continue to receive benefits through the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to 29 months, with the COBRA premiums being paid by the Company. For fiscal years 2005, 2004 and 2003, the accumulated obligation and expense for such postemployment long-term disability medical benefits was insignificant.

Note 16. Common Stock, Redeemable Common Stock and Redeemable Junior Preferred Stock

Initial Public Offering, Secondary Offering, and Common Stock Purchase Warrant

The Company began the initial public offering of its common stock on November 25, 2003, pursuant to a registration statement, No. 333-108185, as amended, under the Securities Act of 1933, as amended (“Securities Act”). A secondary offering of the Company’s common stock was completed on June 15, 2004. The shares were offered by selling stockholders who, prior to the secondary offering, owned approximately 68% of the Company’s outstanding stock. The Company did not receive any proceeds from the sale of the shares offered. The Company incurred $1.2 million of expenses related to the secondary offering, which were recorded in general and administrative expense in the Consolidated Statements of Operations.

In conjunction with the secondary offering, one of the selling stockholders, an affiliate of Exel plc, fully exercised the Company’s only outstanding warrants that it had previously received as part of the acquisition of the Allied business in November 1999. The Company received proceeds of $35.0 million and issued 2,773,116 shares of common stock in connection with this exercise. Subsequent to the secondary offering and the exercise of warrants, the selling stockholders owned approximately 37% of the Company’s outstanding stock.

Redeemable Common Stock

Certain key employees of the Company who held common stock may have required the Company to repurchase at fair market value all of the shares held upon termination by the Company without cause, death, disability or retirement at normal retirement age. This repurchase right terminated upon the Offering and, as a result, these securities were reclassified to common stock.

Redeemable Junior Preferred Stock

In connection with the acquisition of the Allied business, the Company issued 24,500 shares of junior preferred stock, due in 2010, to an affiliate of Exel, plc, having an initial liquidation preference of $24.5 million. The dividend rate on this junior preferred stock was 12.4% compounded quarterly and was cumulative. Due to the Exel affiliate’s being a foreign entity, U.S. Internal Revenue Service regulations required withholding taxes to be paid with each quarterly dividend, even if the dividend was notational only. All withholding payments made by the Company reduced the price the Company paid to redeem this stock.

At July 1, 2003, as required by SFAS No. 150 Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity, the Company reclassified $31.5 million of redeemable junior preferred stock to redeemable junior preferred obligation, a long-term liability. The accretion of dividends of $1.9 million for the year ended December 31, 2003 was accounted for as a non-cash transaction.

In connection with the secondary offering, the redeemable junior preferred obligation was redeemed in full. For the year ended December 31, 2003, the Company recorded $1.8 million of interest expense on the redeemable preferred obligation since July 1, 2003, which previously would have been treated as accretion of junior preferred stock dividends.

The following table recaps activity related to redeemable common stock and redeemable junior preferred stock for the year ended December 31, 2003:

	Redeemable Common Stock	Redeemable Junior Preferred Stock
	(In millions)
Balance at December 31, 2002	$7.6	$30.4
Redemption of redeemable common stock	(1.1)	—
Issuance of redeemable common stock	5.5	—
Accretion of redeemable common stock	28.5	—
Accretion of junior preferred stock	—	1.9
Taxes paid	—	(0.8)
Reclassify redeemable junior preferred stock to junior preferred obligation	—	(31.5)
Reclassify redeemable common stock to common stock	(40.5)	—
Balance at December 31, 2003	$—	$—

Stock Split

On November 7, 2003, the Company’s Board of Directors approved a stock split of 3.17 for 1 of its common stock by way of a reclassification. The reclassification was effected through a restated certificate of incorporation, which the Company filed with the Secretary of State of the State of Delaware on November 10, 2003 and became effective on November 24, 2003. The restated certificate of incorporation also increased the number of authorized shares of the Company’s common stock to 500,000,000. The Company’s Board of Directors and its stockholders approved the restated certificate of incorporation on November 6, 2003. Accordingly, all share and per share information in these consolidated financial statements give effect to the reclassification.

Stock Option Plans

Prior to the Offering, the Company maintained a stock option plan (“Option Plan”) for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan was SIRVA’s Board of Directors. Under the Option Plan, service options and, in certain cases, performance options were granted with each share of stock sold to the officers and other key employees. Service options vest in equal annual installments on each of the first five anniversaries of the grant date. Performance options vest dependent on achievement of cumulative earnings targets, or if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. Stock compensation expense has been recorded as the difference between the subscription or exercise price and the deemed fair value of the Company’s common and redeemable common stock on the date of grant or measurement date in accordance with APB Opinion No. 25. On January 1, 2001, the Company discontinued the granting of performance options.

For the years ended December 31, 2005, 2004 and 2003, the Company recognized $1.5 million ($0.5 million of which was recorded in discontinued operations), $3.4 million and $3.5 million, respectively, of non-cash stock compensation expense in relation to stock subscriptions, deferred stock units, and stock option grants made to certain managers and directors and for option vesting extensions granted to terminated employees per the terms of their severance agreements. The expense recorded in 2005 includes $0.5 million for option exercise extensions. These extensions were granted to terminated employees as a result of the suspension of activity in the stock option plans, which will continue until the Company files current financial information and the suspension is lifted.

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“Omnibus Plan”) for any non-employee member of the Company’s Board of Directors, officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan in 2005, 2004, and 2003, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. Unless otherwise provided in a participant’s option agreement, the exercise price of the options will be (and in 2005, 2004, and 2003, was) at least equal to the closing price of the Company’s common stock on the trading date immediately prior to the grant date; hence, no compensation expense is recognized.

The following table summarizes the three year activity under the stock option plans:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at December 31, 2002	4,164.2	$4.35
Granted	2,264.3	13.28
Cancelled	(569.6)	4.37
Outstanding at December 31, 2003	5,858.9	7.80
Granted	388.0	21.43
Exercised	(455.4)	4.52
Cancelled	(239.3)	10.08
Outstanding at December 31, 2004	5,552.2	8.92
Granted	4.5	8.86
Exercised	(260.8)	4.41
Cancelled	(773.1)	10.80
Outstanding at December 31, 2005	4,522.8	$8.86
Options exercisable at year-end:
2003	1,538.3	$4.20
2004	2,189.7	$6.44
2005	2,805.6	$7.76

Summary information about the Company’s stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
	(Options in thousands)
$ 3.15	317.0	2.24	$3.15	289.5	$3.15
$ 4.48	2,173.6	6.02	4.48	1,541.6	4.48
$5.84 - $ 8.86	722.8	7.46	5.85	341.2	5.84
$18.50	1,028.3	4.90	18.50	547.5	18.50
$19.90 - $24.33	281.1	5.68	21.71	85.8	21.45
	4,522.8	5.71	$8.86	2,805.6	$7.76

Note 17. Commitments and Contingencies

Litigation

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act, as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. Plaintiff seeks unspecified damages.

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

This case is in the preliminary stages; its outcome is not predictable at this time, and the Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit. Therefore, the Company has not established a reserve for these claims. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

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

Governmental Investigations—Department of Justice

The Company entered into a plea agreement with the Department of Justice (the “DOJ”) in February 2006, pursuant to which one of the Company’s subsidiaries, Allied Freight Forwarding, Inc. (“Allied Freight”), entered guilty pleas to two counts of violating the Sherman Antitrust Act, 15 U.S.C §1. Pursuant to the plea agreement, Allied Freight was required to pay a fine of approximately $1.0 million to the U.S. government, which was accrued in 2004. This settlement resolves the DOJ’s criminal investigation of certain conduct by Allied Freight and certain former employees occurring between April 2000 and October 2001. That investigation related to the transportation of U.S. military members’ household goods between the United States and foreign countries, which is managed by the Surface Deployment and Distribution Command (formerly known as the Military Traffic Management Command) of the U.S. Army, utilizing private moving companies.

Governmental Investigations—European Union

Some of the Company’s moving services operations in Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenue of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, the Company received a statement of objections from the European Commission. In December 2006, the Company provided its response to the statement of objections.

The Company is cooperating with the investigations. For the year ended December 31, 2005 and 2004, the Company incurred $1.1 million and $1.0 million, respectively in legal fees and expenses in relation to this matter and has established a reserve that it considers appropriate under the circumstances.

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

Governmental Investigation—Australia

In August 2004, the Company’s Australian moving subsidiary, SIRVA (Australia) Pty. Ltd. (“SIRVA Australia”), received notice from the Australian Competition & Consumer Commission (“ACCC”) stating that the ACCC was aware of allegations that SIRVA Australia may have been involved in, or may have documents or information in relation to, collusive arrangements or understandings to fix prices and share tenders with respect to moves made within and from the Australian Capital Territory, which were contracted by and on behalf of certain Australian government agencies. The ACCC’s notice identified 12 other companies that were alleged to have been involved in the arrangements that are the subject of the investigation. SIRVA Australia produced records in response to this notice. In the first quarter of 2006, the ACCC decided not to take any further action in this investigation.

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

In addition, the Company is involved from time-to-time in other routine legal matters incidental to its business, including lawsuits relating to the conduct of its agents and drivers. Such accidents have included, and in the future may include, serious injuries or the loss of lives. While the Company may be liable for damages or suffer reputational harm from litigation, it believes that such legal proceedings will not have a materially adverse effect on its financial position, results of operations, or liquidity.

Environmental Matters

Environmental Cleanup Proceedings

The Company has been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, the Company believes that its established reserves are reasonable under the circumstances. The Company is not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. The Company could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if the Company is named as a PRP in other proceedings.

Purchase Commitments

On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide selected outsourcing services for the Company’s domestic information systems infrastructure, including data center operations, and telecommunications and certain application software development. The Covansys portion of the agreement is subject to a variable annual premium based on the Mercer Inflation Index. Other purchase commitments include software licenses, transportation equipment and other.

Purchase commitments at December 31, 2005 are as follows:

	Covansys	ACS	Other	Total
	(In millions)
2006	$5.7	$8.9	$4.3	$18.9
2007	5.7	8.5	0.5	14.7
2008	5.7	8.5	—	14.2
2009	5.7	8.5	—	14.2
2010	5.7	8.5	—	14.2
Thereafter	9.0	13.3	—	22.3
	$37.5	$56.2	$4.8	$98.5

Contingent Purchase Price Premium

The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse developments up to a maximum of $20.0 million. The purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of favorable reserve development, if any. Annual independent actuarial evaluations will be utilized to determine the amount, if any, due for each installment. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in 2005.

Note 18. Operating Segments

In determining reportable segments, the Company periodically reviews several qualitative and quantitative factors associated with its operating segments. These factors include management reporting, organizational structure, revenues, income from continuing operations, assets, customers, services, operating margins and other economic characteristics. The Company reports its results in the following four reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific and Corporate. Moving Services Europe and Moving Services Asia Pacific are separate operating segments. However, given their similar economic characteristics, services provided, processes, types of customers, methods of service delivery, regulatory environments, and meeting certain quantitative thresholds, the Company has concluded these two operating segments should be combined into a single reportable segment, Moving Services Europe and Asia Pacific.

As discussed in Note 19 “Discontinued Operations”, the operations of U.S. Insurance Business and Fleet Service—components of the former Network Services segment, the Blanketwrap and Flatbed businesses—components of the Moving Services North America segment, and Records Management Australia and New Zealand—a component of the Moving Services Europe and Asia Pacific segment, were discontinued in 2005. In 2004, the operations of the former Transportation Solutions segment, the HVP Division—a component of the Moving Services North America segment, and Specialized Transportation in Europe (“STEU”)—a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the consolidated financial statements for all periods presented.

Revenues of $39.9 million, $38.1 million and $33.1 million, operating income from continuing operations of $1.3 million, $1.4 million and $2.1 million for the years ending December 31, 2005, 2004 and 2003, respectively, and total assets of $0.7 million and $0.5 million as of December 31, 2005 and 2004, respectively, related to the Driver Services business, have been reclassified to the Moving Services North America segment in the following tables.

Global Relocation Services:   The Company offers a comprehensive suite of relocation solutions to thousands of corporate and government customers around the world. It offers a wide variety of employee relocation services including the sale of employees’ homes, movement of their household goods, purchase of their new homes, and provision of destination services. These relocation solutions are provided by a team of over 1,000 employees around the world and a network of agents and other service providers.

Moving Services North America:   The Company provides moving services through its proprietary branded network of 679 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. It acts as a network manager for its agents, providing, among other things, brand management, load optimization, billing, collection and claims handling.

Moving Services Europe and Asia Pacific:   The Company provides moving services through a combination of company-operated locations, its proprietary agent network, and its network of affiliated preferred providers in the United Kingdom, continental Europe and the Asia Pacific region.

Corporate:   This segment contains costs associated with corporate governance activities that are not allocated to the other three operating segments. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	Total Continuing Operations
2005	(In millions)
Revenues	$1,830.5	$1,414.6	$436.1	$—	$3,681.2
Operating income (loss) from continuing operations(1)	18.9	17.5	(88.3)	(73.3)	(125.2)
Depreciation and amortization(2)	14.0	10.5	19.0	2.4	45.9
Total assets(3)	597.6	396.1	314.3	38.4	1,346.4
Capital expenditures	2.9	5.7	13.6	3.4	25.6

2004
Revenues	$1,469.3	$1,312.8	$449.3	$—	$3,231.4
Operating income (loss) from continuing operations(1)	27.3	32.2	(0.6)	(10.7)	48.2
Depreciation and amortization(2)	8.7	11.4	18.7	1.4	40.2
Total assets(3)(4)	579.6	410.9	452.7	102.8	1,789.4
Capital expenditures	3.0	5.7	20.8	2.5	32.0

2003
Revenues	$996.2	$1,215.7	$374.1	$—	$2,586.0
Operating income (loss) from continuing operations(1)	17.8	37.1	25.5	(4.6)	75.8
Depreciation and amortization(2)	6.3	12.2	15.9	0.4	34.8
Capital expenditures	2.2	3.9	11.5	3.1	20.7

(1)          In 2005, operating loss from continuing operations of the Moving Services Europe and Asia Pacific segment includes a $52.8 million impairment charge and $9.7 million in restructuring expenses. The Corporate segment includes $60.3 million related to the independent and internal reviews (see Note 4 “Independent and Internal Reviews”).

In 2004, operating income from continuing operations of the Moving Services Europe and Asia Pacific segment includes $2.8 million in restructuring expenses.

(2)          Depreciation and amortization is composed of depreciation, intangibles amortization, deferred agent contract amortization, debt issuance cost amortization, and non-interest bearing note amortization.

(3)          Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment and other miscellaneous assets.

(4)          Total assets for 2004 excludes $243.3 million related to the U.S. Insurance Business, which was sold in December of 2005.

Revenues and long-lived asset information by geographic area at and for the years ended December 31 are:

	2005		2004		2003
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(In millions)
United States	$3,157.1	$421.6	$2,700.8	$458.3	$2,143.6
Non-U.S.	524.1	236.2	530.6	361.0	442.4
Total continuing operations	$3,681.2	$657.8	$3,231.4	$819.3	$2,586.0

Non-U.S. revenue is based on the country in which the sales originated, principally in the United Kingdom, continental Europe and Australia. Long-lived assets, of which $169.8 million and $210.8 million related to the United Kingdom for 2005 and 2004, respectively, are composed of net property and equipment, goodwill, and net intangible assets.

Note 19. Discontinued Operations

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its HVP businesses, as well as certain other logistics businesses, which included STEU and Transportation Solutions (“TS”) in North America (“the Disposal Plan”).These actions effectively exited the Company from its asset-intensive logistics businesses globally. In connection with the Disposal Plan, the Company:

•       Completed the sale of HVP, including the Canadian operations, to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents in the fourth quarter of 2004, for a cash purchase price of five dollars and the buyer’s assumption of certain obligations under various agency and customer contracts. The Company retained pre-closing working capital of $18.1 million, and the disposition resulted in pre-tax charges of $40.9 million which were recorded in the second half of 2004.

•       Completed the sale of all of the outstanding stock of STEU on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005.

•       Completed the sale of its TS segment through its NAVL subsidiary to NAL Worldwide LLC (“NAL”), an affiliate of Lake Capital Partners LP on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million will be deferred for one year and will be received in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. Net proceeds from the sale were $11.5 million. In 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million. A pre-tax gain of $1.0 million will be recorded in the third quarter of 2006 when the service agreement is fulfilled.

The Company also incurred $5.6 million in charges related to logistics warehouses under lease, vacated during 2005. These charges primarily included costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company also incurred compensation and agent costs of $0.9 million and $1.4 million, respectively.

In the first quarter of 2005, the Company approved the sale of the following businesses, which completed the Company’s exit from a majority of the commercial freight/logistics businesses:

•       The Fleet Service business assets were sold on March 30, 2005, to Hanning & Bean Enterprises for net proceeds of $3.3 million. The assets included land, building, equipment, and inventory with a net book value of $3.6 million. The sale resulted in a pre-tax loss of $0.3 million. In 2004, the Company recorded an asset impairment of $0.6 million.

•       The Blanketwrap business assets were sold on May 13, 2005, to Gainey Transportation Services, Inc. for net proceeds of $0.9 million and a non-interest bearing note receivable with a face value of $1.7 million. The assets included tractors, trailers and other equipment with a net book value of $1.0 million and goodwill of  $0.4 million. The sale resulted in a pre-tax gain of $0.9 million.

•       The Flatbed business assets were sold on August 12, 2005, to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets included tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale resulted in a pre-tax gain of $1.7 million.

In the third quarter of 2005, the Company approved the sale of the following businesses which were completed in the fourth quarter of 2005:

•       On December 8, 2005, the Company sold all of the outstanding stock of its Australian and New Zealand Pickfords Records Management business with an effective date of November 30, 2005 to Iron Mountain, Inc. for net proceeds of approximately $79.0 million, resulting in a pre-tax gain of approximately $56.4 million. The net book value of the business included assets comprised primarily of property and equipment of $11.7 million and goodwill of $11.8 million, offset primarily by other current liabilities.

•       On December 30, 2005, the Company sold all of the common stock of the U.S. Insurance Business to IAT Reinsurance Company Ltd. for $56.7 million, of which $4.2 million was recorded as a receivable. Net proceeds were $8.5 million after transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

In 2004, an impairment charge of $66.4 million related to goodwill was recorded. See Note 7 “Goodwill and Intangible Assets” for more detail.

In the third quarter of 2005, the Company signed a definitive agreement to sell its U.S. Insurance Business. Based upon the terms of the definitive agreement, the Company recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets, as these assets were no longer deemed fully recoverable. In addition, based upon the execution of the definitive agreement, the Company did not have the ability to hold securities to maturity and recognized previously unrealized pre-tax losses on investments of $2.5 million in 2005.

In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company has guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development was recorded in 2005. Annual independent actuarial evaluations will be utilized to determine the amount due for each installment. However, final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company will retain the benefit associated with net deferred tax assets for the U.S. Insurance Business.

The major classes of assets and liabilities associated with the sale of the U.S. Insurance Business on the closing balance sheet, as of December 29, 2005, consisted of the following:

U.S. Insurance
(In millions)
Assets:
Cash and cash equivalents	$41.8
Investments	128.9
Accounts receivable, net	53.2
Other current assets	41.5
Total current assets	265.4
Other long-term assets	23.7
Total long-term assets	23.7
Total assets	$289.1
Liabilities:
Accounts payable	$22.2
Insurance loss reserves	69.3
Unearned premiums and other deferred credits	52.4
Other current liabilities	9.8
Total current liabilities	153.7
Insurance loss reserves	71.6
Other long-term liabilities	0.4
Total long-term liabilities	72.0
Total liabilities	$225.7

The following table details revenues and pre-tax income (loss) reported in discontinued operations for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Revenues	Pre-tax Income (Loss)	Revenues	Pre-tax Income (Loss)	Revenues	Pre-tax Income (Loss)
	(In millions)
HVP	$—	$(1.0)	$192.5	$(48.0)	$226.4	$(6.7)
STEU	5.3	(2.2)	73.5	(3.8)	69.2	(1.7)
TS	64.4	(11.2)	104.0	0.1	105.6	4.8
Fleet Service	3.2	(0.6)	14.8	0.7	19.0	1.2
Blanketwrap	11.4	(0.4)	29.5	0.5	30.7	0.1
Flatbed	5.6	(0.2)	9.1	1.0	9.1	1.1
U.S. Insurance Business	167.0	(42.4)	158.1	(67.7)	117.3	21.1
Records Management	34.9	5.7	33.0	6.3	27.4	3.0
Total	$291.8	$(52.3)	$614.5	$(110.9)	$604.7	$22.9

Gain (loss) on disposals, net of tax, was $57.1 million and $(0.3) million for the years ending December 31, 2005 and 2004, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

Reserves Associated with Discontinued Operations

The following table provides details of the discontinued operations reserve as of December 31:

	Facility Leases	Trailer Leases	Asset Impairments	Contract Termination Costs	Severance/ Employee Benefits	Total
	(In millions)
Balance at December 31, 2003	$0.3	$—	$—	$—	$—	$0.3
Provision charged to income	10.5	4.7	20.2	5.7	3.4	44.5
Payments	(1.0)	(0.6)	—	(3.5)	(1.0)	(6.1)
Write-off of impaired assets	—	—	(20.2)	—	—	(20.2)
Other adjustments	1.0	—	—	—	(0.3)	0.7
Balance at December 31, 2004	10.8	4.1	—	2.2	2.1	19.2
Provision charged to income	6.0	—	23.5	1.4	0.2	31.1
Payments	(4.5)	(3.1)	—	(2.3)	(1.7)	(11.6)
Write-off of impaired assets	0.1	—	(23.5)	—	—	(23.4)
Other adjustments	0.2	(0.2)	—	—	(0.6)	(0.6)
Balance at December 31, 2005	$12.6	$0.8	$—	$1.3	$—	$14.7
Balance sheet classification at December 31, 2005:
Other current liabilities	$3.7	$0.8	$—	$1.3	$—	$5.8
Other long-term liabilities	$8.9	$—	$—	$—	$—	$8.9
Balance sheet classification at December 31, 2004:
Other current liabilities*	$3.0	$2.3	$—	$2.2	$2.1	$9.6
Other long-term liabilities	$7.8	$1.8	$—	$—	$—	$9.6

*                    Includes $0.6 million recorded in Accounts Payable.

Remaining payments related to trailer and facility leases will be made through March 2008 and November 2014, respectively, while payments related to the other charges above are expected to be completed in 2006. The Company expects that all of the disposal costs, with the exception of asset impairments, listed above will result in future cash expenditures and estimates additional information technology related support costs in 2006 of $0.5 million.

Subsequent Events

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

Note 20. Related Party Transactions

At December 31, 2005, Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and Clayton Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), which are private investment funds managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), owned approximately 23.1% and 9.6% of the Company’s outstanding common stock, respectively. Of the thirteen members of the Company’s Board of Directors on December 31, 2005, two are principals of CD&R.

The Company, NAVL and CD&R have a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. For the years ended December 31, 2005, 2004 and 2003, fees were $1.0 million, $1.1 million and $1.0 million, respectively, and were included in “General and administrative expense” in the Consolidated Statements of Operations. At December 31, 2005 and 2004, payables to CD&R were $0.3 million and $0.5 million, respectively. CD&R has waived the management fee for the years ended December 31, 2006 and 2007.

On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for the Company’s information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as approximately 16.8% of its outstanding common stock is beneficially owned by Fund VI. The total future commitment to Covansys is $37.5 million as of December 31, 2005. The Company incurred expense of $9.0 million, $9.7 million and $8.0 million under this arrangement for the years ended December 31, 2005, 2004 and 2003, respectively, which were included in “General and administrative expense” in the Consolidated Statements of Operations. At December 31, 2005 and 2004, payables to Covansys were $0.2 million and $0.7 million, respectively.

On October 30, 2004, the Company sold its HVP Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support the Company’s household goods moving services business. For a period of one year following the close of the transaction, the Company provided certain transition services such as information technology systems support to Specialized Transportation Agent Group. For a period of two years, the Company provided fleet registration, driver qualification and safety administration. For the years ended December 31, 2005 and 2004, the Company recorded reimbursements of $16.7 million and $1.8 million, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of “Other direct expense” and “General and administrative expense” in the Consolidated Statements of Operations. The outstanding receivable balance related to these reimbursements was $0.4 million and $1.7 million at December 31, 2005 and 2004, respectively.

On August 5, 2005, the Company sold its TS segment through its NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the purchase price was deferred in connection with the Company’s obligation to fulfill terms of an information technology service agreement, for which the Company was reimbursed. The $1.0 million deferred purchase price was received in the third quarter of 2006. For the year ended December 31, 2005, the Company recorded reimbursements of $1.6 million, primarily related to information technology services, information technology equipment purchases, and communications billings. The outstanding receivable balance related to these reimbursements was $0.3 million at December 31, 2005.

Note 21. Subsequent Events

In February 2006, the Company reached a plea agreement with the DOJ Antitrust Division in connection with a grand jury investigation and agreed to pay a $1.0 million fine, which was accrued in 2004, to resolve criminal charges. See Note 17 “Commitments and Contingencies,” for more detailed information.

In February 2006, the Company received notice that the ACCC has decided not to take further steps in connection with an investigation into certain alleged anti-competitive practices involving the Company’s Australian moving operations. See Note 17 “Commitments and Contingencies,” for more detailed information.

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

SIRVA Worldwide executed two amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of March 23, 2006, and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200 basis points, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage through the second quarter of 2006 and revised them throughout the remaining term of the facility subject to the Company raising stated levels of qualifying capital. An amendment on September 29, 2006 further extended the time period for the filing of financial statements. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants throughout 2007. Should market conditions or other factors impact our results of operations or financial condition, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The Company is deferring bank fees of approximately $1.8 million associated with these Revolving Credit Facility amendments which will be amortized over the life of the instrument. Fees of $1.2 million associated with these Term Loan amendments were deferred and amortized until the August 15, 2006 amendment. Deferred fees of $9.4 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments were made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of our Records Management Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of our convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom. The mandatory payments of $49.5 million in the first quarter of 2006 will result in write-offs of deferred fees of $1.0 million.

Effective March 27, August 15, August 16 and October 12, 2006, the Relocation Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program. The Company will expense fees of $1.1 million in 2006. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold.

Effective March 2006, a Company subsidiary, SIRVA Mortgage, entered into an amendment of the uncommitted early purchase facility, which established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. Effective May 2006, another amendment increased the facility from $120.0 million to $250.0 million. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the revolving credit facility from $80.0 million to $40.0 million. Interest on both facilities is now payable monthly at LIBOR plus 125 basis points to 300 basis points. The monthly commitment fee based on usage has been removed.  In October 2006, SIRVA Mortgage entered into an amendment to reduce the revolving credit facility to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs.

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

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Notes”), pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among the Company, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company also agreed to sell to ValueAct Capital one share of its series A preferred stock. Both Purchasers are current stockholders of the Company. Interest is payable on the Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Notes and related issuance of Convertible Preferred Stock (“Conversion Event”). If a Conversion Event has not occurred by May 31, 2007, the Company must pay additional interest on the Notes at a rate of 2.00% per annum. The additional interest would be paid in shares of the Company’s common stock based on a price of $3.00 per share. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

Holders of the Notes may require the Company to purchase for cash their notes upon the occurrence of certain events at an amount equal to the principal amount of the Notes plus accrued and unpaid interest and additional common stock interest, if any, up to and including the payment date. The obligation of the Company to purchase the Notes under these circumstances is subject to the terms of the Company’s other indebtedness. Pursuant to the Notes, subject to certain exceptions, the Company may not (1) incur additional debt that is senior to the Notes, (2) permit any liens on its or its subsidiaries’ properties or assets, (3) repurchase, redeem or declare or pay any cash dividend or distribution on its common stock, or (4) distribute any material property or assets to common stockholders.

Note 22. Selected Quarterly Financial Data (Unaudited)

Select quarterly financial information has been adjusted to reflect reclassifications related to discontinued operations (see Note 19 “Discontinued Operations”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2005
Revenues	$713.7	$999.7	$1,136.5	$831.3
Gross margin	73.0	100.1	120.4	80.9
Operating loss from continuing operations	(46.3)	(21.2)	(30.1)	(27.6)
Interest expense, net	7.0	8.0	9.2	10.8
Loss from continuing operations	(31.9)	(21.8)	(166.7)	(46.1)
Income (loss) from discontinued operations, net of tax	3.6	1.7	(34.2)	30.0
Net loss	(28.3)	(20.1)	(200.9)	(16.1)
Basic income (loss) per share:
Loss from continuing operations	$(0.43)	$(0.30)	$(2.26)	$(0.62)
Income (loss) from discontinued operations	0.05	0.02	(0.46)	0.40
Net loss	(0.38)	(0.27)	(2.72)	(0.22)
Diluted income (loss) per share:
Loss from continuing operations	$(0.43)	$(0.30)	$(2.26)	$(0.62)
Income (loss) from discontinued operations	0.05	0.02	(0.46)	0.40
Net loss	(0.38)	(0.27)	(2.72)	(0.22)
2004
Revenues	$560.1	$850.0	$1,057.9	$763.4
Gross margin	66.4	99.6	122.0	80.4
Operating income (loss) from continuing operations	(2.6)	18.9	47.7	(15.8)
Interest expense, net	4.8	4.8	4.5	5.6
Income (loss) from continuing operations	(2.7)	9.6	28.2	(9.7)
Income (loss) from discontinued operations, net of tax	0.9	6.2	(20.3)	(81.3)
Net income (loss)	(1.8)	15.8	7.9	(91.0)
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.14	$0.38	$(0.13)
Income (loss) from discontinued operations	0.01	0.09	(0.28)	(1.10)
Net income (loss)	(0.03)	0.22	0.11	(1.24)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.13	$0.37	$(0.13)
Income (loss) from discontinued operations	0.01	0.08	(0.27)	(1.10)
Net income (loss)	(0.03)	0.21	0.10	(1.24)

The following narrative includes descriptions of the significant unusual items impacting the quarterly results.

2005

In each of the 2005 quarters, operating expenses from continuing operations includes costs of $27.2 million, $20.0 million, $10.0 million and $3.9 million, respectively, in connection with the Independent and Internal Reviews. See Note 4 “Independent and Internal Reviews” for more detailed information.

In the first, third and fourth quarters of 2005, restructuring expenses of $0.3 million, $6.0 million and $3.6 million, respectively, were recorded. In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. See Note 5 “Restructuring Expense” for more detailed information.

In the second quarter of 2005, an impairment charge of $4.3 million was recorded for two information technology projects abandoned as part of the restructuring. In the third quarter of 2005, an impairment charge of $48.5 million was recorded related to the goodwill and other intangibles of the continental Europe businesses. See Note 7 “Goodwill and Intangible Assets” for more detailed information.

In the third quarter of 2005, the Company recorded non-cash charges of $141.7 million, of which $126.7 million was allocated to continuing operations, to establish a full valuation allowance against its U.S. and certain foreign subsidiaries’ net deferred tax assets. See Note 9 “Income Taxes” for more detailed information.

In the third quarter of 2005, the Company recorded in discontinued operations a pre-tax impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. In each of the 2005 quarters, there were gains on disposals, net of tax, of $7.5 million, $0.5 million, $0.9 million and $48.2 million, respectively. See Note 19 “Discontinued Operations” for more detailed information.

2004

In the first quarter of 2004, the long-lived leasehold interest in a parcel of land at its Edinburgh, Scotland facility was sold resulting in a gain of $2.6 million. In the third quarter of 2004, vacant land in Park Royal, England was sold resulting in a gain of $2.4 million.

In each of the third and fourth quarters of 2004, the Company recorded $1.4 million of expenses related to professional fees to comply with the Sarbanes-Oxley Act.

In the second and fourth quarters of 2004, the Company recorded $0.9 million and $2.3 million, respectively, of fees associated with the expansion of the securitization facility for the Company’s relocation related receivables.

In connection with the Disposal Plan described in Note 19 “Discontinued Operations,” and declining business volumes in the United Kingdom, the Company restructured its functional support areas to rescale resources to meet the needs of the ongoing operations and business environment. In the third and fourth quarters of 2004, restructuring expenses of $2.1 million and $0.7 million, respectively, were recorded.

In the fourth quarter of 2004, the Company recorded $6.3 million in pre-tax charges, as summarized below:

•                    $2.1 million related to developments with respect to certain legal matters.

•                    $2.2 million write-off of a European receivable related to a previous asset sale due to an unanticipated obligor bankruptcy.

•                    $2.0 million of corporate charges related to certain severance agreements.

In the third quarter of 2004, the Company recorded $20.2 million of impairments in discontinued operations related to the Disposal Plan. In the fourth quarter of 2004, an impairment charge of $66.4 million for goodwill of the U.S. Insurance Business was recorded in discontinued operations.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. The material weaknesses discussed below resulted in the restatement of the Company’s 2004, 2003 and 2002 annual consolidated financial statements and the 2004 and 2003 interim consolidated financial statements. The Company, on January 17, 2007, filed Form 10-K/A Amendment No. 1 to restate the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 and the 2004 Management’s Report on Internal Control Over Financial Reporting.

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

Under the supervision of and participation with management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control—Integrated Framework.”

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses as of December 31, 2005:

1)     The Company did not maintain an effective control environment.   Specifically, management did not set a culture that extended the necessary rigor and commitment to internal control over financial reporting. Elements of the Company’s finance and legal organizations were not structured with sufficient resources, clear lines of authority or the appropriate level of prominence and visibility to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting. This control deficiency contributed to an environment which allowed journal entries without acceptable support or sufficient documentation to be recorded, as further discussed in item 10 below. This control deficiency contributed to the material weaknesses discussed in items 2 to 16 below, the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements and their related disclosures, as well as audit adjustments to the 2005 consolidated financial statements.

2)     The Company did not maintain effective controls over the financial reporting process due to (1) an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its global financial reporting requirements and the complexity of the Company’s operations and transactions and (2) a lack of appropriately designed and documented company-wide policies and procedures.   This control deficiency contributed to the material weaknesses discussed in items 3 to 16 below, the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements and their related disclosures, as well as audit adjustments to the 2005 consolidated financial statements.

3)     The Company did not maintain effective controls over the complete and accurate recording of leases.   Specifically, effective controls were not designed and in place to appropriately classify leases as either operating or capital or evaluate and accurately record (i) sale-leaseback transactions, (ii) lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, (iii) amortization expense over the remaining lease term for leasehold improvements, (iv) impairment expense related to leased assets associated with discontinued operations, (v) costs to remediate or return leased facilities to initial condition at the end of the lease term in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: property and equipment, other current liabilities, current portion of long-term debt, current portion of capital lease obligation, unearned premiums and other deferred credits, long-term debt, capital lease obligations, other long-term liabilities, general and administrative expense, other direct expense and loss from discontinued operations. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

4)               The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.   Specifically, the Company’s controls over the selection, application and monitoring of its accounting policies related to the foreign currency translation of goodwill, the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, the calculation of intangible asset amortization and the monitoring of assumed liabilities were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures:  accounts and notes receivable, other current assets, property and equipment, deferred income taxes, goodwill, intangible assets, accounts payable, unearned premiums and other deferred credits, other current liabilities, other long-term liabilities, additional paid-in-capital, accumulated deficit, accumulated other comprehensive (loss) income, service revenue, purchased transportation expense, other direct expense, intangibles amortization, general and administrative expense and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

5)               The Company did not maintain effective controls over the complete and accurate recording of revenue.   Specifically, the Company’s controls over the selection and application of accounting policies related to the (i) timing of revenue recognition for corporate and referral fee revenue upon the closing date and other management fee revenue upon the date services are earned and realizable, (ii) the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, and (iii) the presentation of interest income as revenue and interest expense as other direct expense related to home equity advances to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. In addition, the Company did not maintain effective controls to ensure that: (i) revenue is recorded in the proper period, (ii) all required documentation was obtained and approved as a basis for revenue recognition, and (iii) customers were invoiced timely for services rendered and pricing calculations and billing rates are accurate, as required by Company policy. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, relocation properties held for resale, goodwill, accounts payable, accrued purchased transportation expense, unearned premiums and other deferred credits, other current liabilities, service revenue, home sale revenue, purchased transportation expense, cost of homes sold and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

6)               The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within their Global Relocation Services segment.   Specifically, effective controls were not designed and in place to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, the presentation of net interest income as revenue and the recording of fees associated with the securitization facility were recorded in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable, short-term investments, service revenue, general and administrative expense, other expense (income) and interest expense. This control deficiency resulted in the restatement of the Company’s 2004 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

7)               The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.   Specifically, effective controls were not designed and in place to understand the Company’s legal obligation with respect to payment to agents for incremental services provided by agents, which are not billed separately to customers, and duplicate payments made by customers in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts payable, other current liabilities, purchased transportation expense and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements.

8)               The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.   Specifically, effective controls were not designed and in place to identify and calculate accruals for future payments and stock-based compensation related to severed employees in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: other current liabilities and general and administrative expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

9)               The Company did not maintain effective controls over reconciliations of certain financial statement accounts.   Specifically, the Company’s controls over the preparation, review and monitoring of reconciliations were ineffective to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

10)        The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.   Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with acceptable support and sufficient documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency affected substantially all accounts and their related disclosures. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

11)        The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.   Specifically, effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records, nor were intercompany confirmations and reconciliations completed timely or accurately between the Company’s business units to ensure proper elimination as part of the consolidation process in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures:  accounts and notes receivable, accounts payable, accrued purchased transportation expense, purchased transportation expense and other direct expense. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

12)        The Company did not maintain effective controls over spreadsheets.   Specifically, the Company’s controls over the preparation, review and approval of calculations within spreadsheets were ineffective to ensure that account balances were accurate and documentation was prepared in accordance with company policies. This control deficiency affected the following accounts and their related disclosures:  relocation properties held for resale, net and cost of homes sold, but could also result in a misstatement of substantially all financial statement accounts and their related disclosures that would not be prevented or detected. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.

13)        The Company did not maintain effective controls over income taxes.   Specifically, the Company did not maintain effective controls over the preparation and review of the income tax provision and related income tax balances including applying appropriate tax rates, monitoring differences between the income tax basis and financial reporting basis of assets and liabilities necessary to record accurate deferred income tax balances and monitoring the accuracy of the components of the income tax provision. This control deficiency affected the following accounts and their related disclosures: deferred income taxes, accrued income taxes, income tax expense (benefit), accumulated other comprehensive (loss) income and income (loss) from discontinued operations, net of income tax expense (benefit). This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual and interim consolidated financial statements, as well as audit adjustments to the 2005 consolidated financial statements.

14)        The Company did not maintain effective controls over cash management within their Global Relocation Services segment.   Specifically, the Company’s controls over the review and approval of check registers and the review and approval of Automated Clearing House transactions were ineffective to ensure the validity of cash transactions. This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of the following accounts and their related disclosures: cash and cash equivalents, accounts and notes receivable and accounts payable that would not be prevented or detected.

15)        The Company did not maintain effective controls over the valuation of accounts receivable within their Global Relocation Services segment.   Specifically, controls to evaluate the collectability of accounts receivable and the accuracy of the related allowance for doubtful accounts were ineffective to ensure accounts receivable were recorded at net realizable value in conformity with generally accepted accounting principles. This control deficiency affected the following accounts and their related disclosures: accounts and notes receivable and general and administrative expense. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.

16)        The Company did not maintain effective controls to restrict access to certain financial application programs and data.   Specifically, certain personnel had unrestricted access to various financial application programs and data beyond that needed to perform their individual job responsibilities and effective controls were not in place to monitor and restrict such access. This control deficiency did not result in an adjustment to the 2005 consolidated financial statements, but could result in a misstatement of substantially all financial statement accounts and their related disclosures that would not be prevented or detected.

Additionally, these control deficiencies could result in a material misstatement to substantially all the accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that each of the above control deficiencies represents a material weakness.

Because of the material weaknesses discussed above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in “Internal Control—Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

g)               Establishing specific processes and controls and modifying others to provide reasonable assurance that reconciliations are performed as part of standardized procedures and reconciling items are reported on a periodic basis for timely resolution; and

h)              Revising certain key accounting procedures, including, but not limited to, facility leases and intercompany transactions.

At the direction of, and in consultation with the Audit Committee, management has implemented certain of the above Remedial Measures in 2006 and intends to implement the remaining Remedial Measures during 2007.

Changes in Internal Control Over Financial Reporting

Changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The following material weaknesses reported in Management’s Report on Internal Control Over Financial Reporting in the Company’s Form 10-K/A Amendment No.1 for the year ended December 31, 2004 have been removed because the business to which they applied was sold in December 2005:

•       The Company did not maintain effective controls over the complete and accurate recording of contracts for insurance and reinsurance related transactions within their Network Services segment.

•       The Company did not maintain effective controls over the valuation of accounts receivable within their Network Services segment.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers.

Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of January 1, 2007.

Name	Age	Position
Brian P. Kelley	46	Director, President and Chief Executive Officer
John R. Miller	69	Director, Chairman of the Board of Directors
Kathleen J. Affeldt	58	Director
Kelly J. Barlow	38	Director
Frederic F. Brace	49	Director
Robert J. Dellinger	46	Director
Thomas E. Ireland	57	Director
Laban P. Jackson, Jr.	64	Director
Peter H. Kamin	44	Director
General Sir Jeremy Mackenzie	65	Director
Robert W. Nelson	66	Director
Richard J. Schnall	37	Director
Joseph A. Smialowski	58	Director
Carl T. Stocker.	63	Director
Robert W. Tieken	67	Director
James J. Bresingham	38	Executive Vice President—Chief Accounting Officer
Timothy P. Callahan	44	Senior Vice President, Global Sales
John M. Dupuy	50	Senior Vice President, Corporate Initiatives
Douglas V. Gathany	51	Vice President, Treasurer
Michelle M. Guswiler	37	President, Global Relocation Operations
J. Michael Kirksey	51	Senior Vice President and Chief Financial Officer
Michael B. McMahon	43	President, Moving Services North America
Ronald L. Milewski	55	Executive Vice President, Restructuring and Chief Risk Officer
Kevin D. Pickford	49	President and Managing Director, Europe
Todd W. Schorr	49	Senior Vice President, Human Resources
Eryk J. Spytek	38	Senior Vice President, General Counsel and Secretary

Brian P. Kelleybecame SIRVA’s President and Chief Executive Officer and a director in August 2002. Before joining our company, Mr. Kelley served as President of the Lincoln Mercury business of Ford Motor Company from November 2001 to August 2002 and Vice President of Global Consumer Services from 1999 to November 2001. Mr. Kelley serves as a director of VWR International, Inc.

John R. Millerbecame a director of SIRVA in December 2005 and has served as Chairman of the Board since January 2006. Mr. Miller is a retired oil industry executive. He spent 26 years with The Standard Oil Company (Sohio), most recently as its President, Chief Operating Officer and a member of its board of directors from 1980 to 1986. After leaving Sohio, Mr. Miller founded and served as Chairman and Chief Executive Officer of TBN Holdings Inc., a company engaged in resource recovery, from 1986 to 2000, and Petroleum Partners, Inc., a firm that provided management services to the petroleum industry, from 2000 to 2003. He was a director of the Federal Reserve Bank of Cleveland from 1986 to 1993 and served as its chairman during the last two years of his term. Mr. Miller is currently Non-Executive Chairman of the Board of Graphic Packaging Corporation and also serves as a director of Eaton Corporation and Cambrex Corporation.

Kathleen J. Affeldt became a director of SIRVA in August 2002 and currently serves as chair of the Board’s Compensation Committee. Ms. Affeldt retired from Lexmark International, a manufacturer of printers, multifunction products and associated supplies and services, in February 2003 where she had been Vice President of Human Resources since July 1996. Ms. Affeldt serves as a director of BTE, Inc., Sally Beauty Holdings, Inc., and Whole Health Network, Inc.

Kelly J. Barlowbecame a director of SIRVA in September 2006. Mr. Barlow has been a partner of ValueAct Capital, an asset management firm, since August 2003. Before that, he worked at EGM Capital for more than six years, where he primarily served as portfolio manager of the firm’s flagship long/short equity fund.

Frederic F. Brace became a director of SIRVA in August 2004. He has been Executive Vice President and Chief Financial Officer of UAL Corporation (United Airlines) since August 2002. Before assuming his current position he had been United’s Senior Vice President and Chief Financial Officer from September 2001 to August 2002, and its Senior Vice President—Finance and Treasurer from July 1999 to September 2001. Mr. Brace is also a director of United Air Lines, Inc.

Robert J. Dellinger became a director of SIRVA in March 2003. Since October 2005, Mr. Dellinger has been Executive Vice President and Chief Financial Officer of Delphi Corporation, a supplier of automotive systems and components. In October 2005, Delphi Corporation filed a voluntary peitition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. From June 2002 to October 2005, Mr. Dellinger served as Executive Vice President and Chief Financial Officer of Sprint Corporation, a global communications company, where he also was Executive Vice President—Finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002.

Thomas E. Ireland became a director of SIRVA in January 2007. Mr. Ireland is a principal of Clayton, Dubilier & Rice, Inc., a private equity investment firm. Prior to joining Clayton, Dubilier & Rice, Inc. in 1997, Mr. Ireland was a Senior Managing Director at Alvarez & Marsal, a management consulting services firm. Mr. Ireland is also a director of Remington Arms Company, Inc.

Laban P. Jackson, Jr. became a director of SIRVA in July 2006. Mr. Jackson has been Chairman and Chief Executive Officer of Clear Creek Properties, Inc., a real estate development company, since 1989. He is also a director and chair of the audit committee of JP Morgan Chase & Co. and a director of The Home Depot, Inc.

Peter H. Kaminbecame a director of SIRVA in September 2006. Mr. Kamin is a founding member and managing partner of ValueAct Capital, an asset management firm. Prior to founding ValueAct Capital in 2000, he founded and managed Peak Investment L. P. Mr. Kamin is a director of Seitel Inc. and Hanover Compressor, Inc.

General Sir Jeremy Mackenzie, GCB OBE DL became a director of SIRVA in June 2003 and currently serves as the chair of the Board’s Nominating and Governance Committee. Sir Jeremy retired from the British Army in 1999, after a long, decorated career, and served as the Governor of the Royal Hospital Chelsea from 1999 to October 2006, U.K. advisor to the governments of Slovenia and Bulgaria, and for the Department of International Development, to Uganda, and Deputy Lord Lieutenant of London. Sir Jeremy serves as a director of SELEX Communications Limited.

Robert W. Nelson became a director of SIRVA in December 2005 and served as Chairman of the Audit Committee from January 2006 until December 2006. Mr. Nelson retired from General Electric Company in January 2003 where he had been Vice President, Corporate Financial Planning and Analysis since 1987. In that position, he integrated business financial plans for GE, issued reports on internal financial performance, and prepared board and investor presentations for GE’s chief executive officer and chief financial officer.

Richard J. Schnall became a director of SIRVA in March 2002. Mr. Schnall has been a principal of Clayton, Dubilier & Rice, Inc. since 1996. Mr. Schnall is a limited partner of CD&R Associates V Limited Partnership and CD&R Associates VI Limited Partnership and a director and stockholder of CD&R Investment Associates II, Inc. and CD&R Investment Associates VI, Inc. He serves as a director of VWR International, Inc. and Sally Beauty Holdings, Inc.

Joseph A. Smialowskibecame a director of SIRVA in July 2006. Mr. Smialowski has served as the Executive Vice President of Operations and Technology of Freddie Mac, a real estate financing company, since December 2004. Before that, he was a consultant for New Frontier Partners from April 2004 to December 2004, Executive Vice President at Fleet Boston Financial from 1998 to April 2004, and Chief Information Officer at Sears, Roebuck and Co. from August 1993 to December 1998.

Carl T. Stocker became a director of SIRVA in May 2000 and served as Vice Chairman of the Board from September 2005 until December 2006. Since 1996, Mr. Stocker has owned and managed his own acquisition, investment and consulting company, CTS Enterprises, LLC. Prior to that time, he served as the chief financial executive and the chief information executive of General Electric’s Industrial Systems business. He serves as a director of VWR International, Inc.

Robert W. Tieken became a director of SIRVA in July 2006 and Chairman of the Audit Committee in December 2006. Mr. Tieken was the Executive Vice President and Chief Financial Officer of The Goodyear Tire & Rubber Company from 1994 until his retirement in May 2004. He serves as a director and chair of the audit committee of Graphic Packaging Corporation.

James J. Bresingham joined our company in July 2004 and has served as Executive Vice President—Chief Accounting Officer since January 2006. Mr. Bresingham was Vice President of Business Development from July 2004 to December 2005. Prior to joining us, Mr. Bresingham was Director of Business Development at Sears, Roebuck & Co., a broadline retailer, from October 2001 until June 2004. He spent the previous seven years with PricewaterhouseCoopers LLP in various auditing and transaction services roles.

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

John M. Dupuy joined our company in July 2001 and has served as Senior Vice President, Corporate Initiatives since January 2006. Mr. Dupuy was our Senior Vice President, Specialized Transportation and Corporate Development from April 2004 to December 2005, President, U.S. Moving and Specialized Transportation from June 2003 to April 2004, Senior Vice President, Operations and Business Development from January 2003 to June 2003, Senior Vice President, Corporate Initiatives from January 2002 to December 2002, and Senior Vice President Business Development from July 2001 to December 2001. From 1996 until he joined our company, Mr. Dupuy served in various positions at Maytag Corporation, including Vice President of Strategic Planning, General Manager Emerging Solutions and Chief Information Officer.

Douglas V. Gathany joined our company in June 2001 and has served as Vice President, Treasurer since that time. Prior to joining our company, Mr. Gathany served in various positions with Montgomery Ward, a retail merchandising organization, since 1979, including as Vice President-Treasurer from 1996 to 2001.

Michelle M. Guswilerjoined our company in July 2004 and has served as President, Global Relocation Operations since July 2006. Ms. Guswiler served as Senior Vice President, Global Product and Supplier Management from January 2006 to July 2006, Senior Vice President, Marketing and Product Development from September 2005 to December 2005, Chief Operating Officer of Network Services from December 2004 to September 2005 and Senior Vice President-Corporate Initiatives from July 2004 to December 2004. Prior to joining us, Ms. Guswiler was Executive Director Global Consumer Insights for Ford Motor Company from March 2004 to June 2004. Ms. Guswiler was Ford’s Executive Director of Global Cycle Planning & Product Strategy from September 2001 to March 2004, Director of e-Commerce Alliances & Wireless Mobility from March 2000 to September 2001, and Director of Corporate Initiatives.

J. Michael Kirkseyjoined our company in December 2005 as Senior Vice President and Chief Financial Officer. Previously, he served as Executive Vice President and Chief Financial Officer of Input/Output, Inc., an oilfield technology and services company, from January 2004 to December 2005. Prior to that, Mr. Kirksey was Chief Executive Officer and Chief Financial Officer of Metals USA, Inc. from 1997 to December 2002.

Michael B. McMahon joined our company in April 2004 and has served as President, Moving Services North America since that time. Prior to joining us, Mr. McMahon was General Manager, Product & Asset Management for GE Capital—Rail Services from June 2003 to March 2004 and its Chief Financial Officer from July 2001 to June 2003.

Ronald L. Milewski joined our company in 1990 and has served as Executive Vice President, Restructuring and Chief Risk Officer since December 2005. Mr. Milewski served as Acting Chief Financial Officer from January 2005 to December 2005, Senior Vice President, Global Risk Management from February 2003 to January 2005, and Senior Vice President and Chief Financial Officer from May 2001 to February 2003.

Kevin D. Pickford joined our company in 1999 as a result of our purchase of the Allied Pickfords business from NFC plc, now known as Exel Investments Limited, and has served as President and Managing Director, Europe since January 2005. Mr. Pickford served as President, European Operations from November 2004 to December 2005 and Managing Director, Asia Pacific for SIRVA from 1999 to December 2005.

Todd W. Schorr joined our company in 2000 and has served as Senior Vice President, Human Resources since that time.

Eryk J. Spytek joined our company in February 2006 and has served as Senior Vice President, General Counsel and Secretary since that time.  Previously, he was a partner at Winston & Strawn LLP, where he served from August 1995 through January 2006.

There are no family relationships among our executive officers and directors. Pursuant to the terms of the purchase agreement, dated September 25, 2006, among us, ValueAct Capital and MLF Offshore Portfolio Company, L.P., we issued to ValueAct Capital one share of our series A preferred stock on September 29, 2006. Under the terms of the certificate of designations for the series A preferred stock, as long as the holder holds at least $6,000,000 in principal amount of our convertible notes or, upon conversion, 6,000 shares of our convertible preferred stock, it may elect two directors to our Board of Directors (the “Designated Directors”), as well as remove or replace such Designated Directors. The Designated Directors are a separate single class of directors and their terms are not divided into classes or staggered. If at any time the holder ceases to hold (1) at least $6,000,000 but continues to hold at least $3,000,000 principal amount of convertible notes or (2) at least 6,000 but continues to hold 3,000 shares of convertible preferred stock, the number of Designated Directors will be permanently reduced to one, the terms of both Designated Directors will immediately terminate and the holder may elect, remove or replace one Designated Director. Finally, if at any time the holder ceases to hold at least $3,000,000 principal amount of convertible notes or 3,000 shares of convertible preferred stock (the “Trigger Time”), the number of Designated Directors will be permanently reduced to zero and the terms of any Designated Directors will immediately terminate and the holder will not be entitled to elect any Designated Directors. A holder is not deemed to cease to hold convertible notes solely by reason of conversion into convertible preferred stock or to cease to hold convertible preferred stock prior to the issuance thereof. On and after the Trigger Time, we may redeem the series A preferred stock for $1.00.

In accordance with the terms of the series A preferred stock, ValueAct Capital nominated, and our Board of Directors elected, Messrs. Barlow and Kamin to the Board as Designated Directors, effective as of September 29, 2006.

Other than pursuant to the terms of our series A preferred stock, there are no arrangements or understandings between any executive officer or director and any other person pursuant to which the executive officer or director was elected.

Audit Committee of the Board of Directors

We have a separately designated standing audit committee established in accordance with the rules of the SEC and the NYSE. The Audit Committee has responsibility for, among other things:

•       assisting the Board of Directors in monitoring:

•        the quality of our financial reporting and other internal control processes,

•        the quality and integrity of our financial statements,

•        the independent auditor’s qualifications and independence,

•        the performance of our internal audit function and independent auditors, and

•        our compliance with legal and regulatory requirements and our code of conduct; and

•       preparing the report of the Audit Committee required to be included in our annual proxy statement under the rules of the SEC.

Mr. Stocker chaired the Audit Committee, which included Messrs. Brace and Dellinger during 2005. Additionally, Dame Pauline Neville-Jones and Irving P. Yoskowitz served on the Audit Committee in 2005 until Dame Pauline Neville-Jones resigned from the Board in January 2005 and Mr. Yoskowitz resigned from the Audit Committee in September 2005.  Mr. Nelson joined the Audit Committee in January 2006 as its Chairman, and Messrs. Jackson and Tieken joined the Audit Committee in July 2006. Mr. Nelson served as the Chairman of the Audit Committee until he resigned from the committee on December 13, 2006, at which time Mr. Tieken became the Chairman of the Audit Committee. Mr. Miller served on the Audit Committee from January to February 2006. The Board has determined that all members of the Audit Committee are independent under both NYSE and SEC rules. The Board has also determined that each member of the Audit Committee is financially literate within the meaning of the NYSE listing standards.

In addition, the Board has determined that Messrs. Stocker, Dellinger, Nelson and Tieken are audit committee financial experts for purposes of the SEC rules, and that each of them has accounting or related financial management expertise for purposes of  NYSE listing standards. Although designated as audit committee financial experts, Messrs. Stocker, Dellinger, Nelson and Tieken are not accountants for SIRVA and, under SEC rules, are not “experts” for purposes of the liability provisions of the Securities Act or for any other purpose. Messrs. Stocker, Dellinger, Nelson and Tieken do not have any responsibilities or obligations in addition to those of the other Audit Committee members; all Audit Committee members have identical duties and responsibilities.

Nomination Procedures

There have been no material changes to the procedures by which SIRVA stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and holders of more than 10% of SIRVA common stock to file reports with the SEC regarding their ownership and changes in ownership of our common stock. We believe that during 2005, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and executive officers.

Code of Ethics

We have adopted a Code of Business Conduct, which is available free of charge on our corporate website at www.sirva.com and can be found by clicking on “About SIRVA” and then “Code of Conduct.” We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting amendments to, or waivers from, any provision of our Code of Business Conduct that apply to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on our website at the address above.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes the compensation paid to the Chief Executive Officer (the “CEO”) and the four other most highly compensated executive officers serving on December 31, 2005 (together with the CEO, the “Named Executive Officers”).

					Long-term
					Compensation
					Awards
					Securities
				Other Annual	Underlying	All Other
Name & Principal Position	Year	Salary	Bonus	Compensation(1)	Options	Compensation(2)
Brian P. Kelley	2005	$650,000	$325,000	$48,613	—	$10,688
Director, President and Chief	2004	$664,904	$—	$51,457	—	$30,836
Executive Officer	2003	$575,000	$341,285	$59,515	150,000	$97,792
Timothy P. Callahan	2005	$236,153	$195,695	$38,322	—	$5,308
Senior Vice President,	2004	$222,308	$86,667	$16,360	5,000	$5,217
Global Sales	2003	$190,769	$42,000	$30,219	30,000	$4,858
Michael B. McMahon(3)	2005	$281,731	$135,000	$14,791	—	$9,059
President, Moving Services	2004	$200,961	$162,897	$14,922	75,000	$4,019
North America	2003	$—	$—	$—	—	$—
Robert J. Rosing(4)	2005	$273,846	$116,000	$51,642	—	$4,688
Former President, Global	2004	$241,346	$—	$53,114	10,000	$11,808
Relocation Services	2003	$210,961	$70,000	$60,731	45,000	$5,694
Todd W. Schorr	2005	$245,000	$125,000	$48,262	—	$5,768
Senior Vice President, Human	2004	$244,423	$—	$53,768	—	$13,469
Resources	2003	$224,039	$128,743	$34,459	45,000	$6,465

(1)           SIRVA provides certain perquisites to Messrs. Kelley, Callahan, and McMahon, in each case in an amount less than the amount required to be individually disclosed. Amounts in this column for Mr. Rosing include corporate housing ($16,373), a car allowance, financial planning, a cellular phone allowance and health insurance premiums. Amounts in this column for Mr. Schorr include corporate housing ($18,556), a car allowance, financial planning and health insurance premiums. For 2005, Messrs. Kelley, Callahan, McMahon, Rosing, and Schorr received $7,696, $8,897, $3,907, $9,105, and $7,140, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of certain perquisites. For 2004, Messrs. Kelley, Callahan, McMahon, Rosing, and Schorr received $2,660, $324, $204, $6,481, and $6,505, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of certain perquisites. For 2003, Messrs. Kelley, Callahan, Rosing, and Schorr received $3,443, $6,775, $16,542, and $3,034, respectively, to reimburse such individuals for income taxes paid in connection with the receipt of certain perquisites.

(2)           Represents 2005 contributions made by SIRVA to the defined contribution plan on behalf of the executive officers listed.

(3)           Mr. McMahon joined us in April 2004.

(4)           Mr. Rosing joined us in May 2002 and resigned as an officer of SIRVA on June 30, 2006 and as an employee of SIRVA on December 31, 2006. See “Employment Agreements, Termination of Employment and Change-in-Control Arrangements—Robert J. Rosing.”

Option Grants in the Last Fiscal Year

There were no individual grants of stock options made during the year ended December 31, 2005 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows aggregate exercises of options to purchase SIRVA’s common stock for the year ended December 31, 2005 by the Named Executive Officers pursuant to the SIRVA, Inc. Omnibus Stock Incentive Plan.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options at Fiscal	Options at Fiscal
	Acquired on	Value	Year-End(#)	Year-End(1)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Brian P. Kelley	—	—	474,420/341,280	$1,405,958/$937,306
Timothy P. Callahan	—	—	54,290/44,110	$133,901/$89,267
Michael B. McMahon	—	—	18,750/56,250	$0/$0
Robert J. Rosing	—	—	101,080/80,720	$267,802/$178,534
Todd W. Schorr	—	—	92,240/63,710	$245,485/$145,059

(1)          “Value of Unexercised In-the-Money Options at Fiscal Year End” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options on December 31, 2005 multiplied by the difference between the exercise price for the grant and the closing price of a share of SIRVA common stock on December 30, 2005 ($8.00). The actual value, if any, that will be realized upon the exercise of an option will depend upon the difference between the exercise price of the option and the market price of the SIRVA common stock on the date that the option is exercised.

Retirement Plans

We sponsor the SIRVA, Inc. Employees Retirement Plan (“Retirement Plan”), a funded, non-contributory defined benefit pension plan covering eligible employees of our company in the United States. We also sponsor an excess benefit plan which is an unfunded, non-qualified plan that provides retirement benefits not otherwise provided under the Retirement Plan because of the benefit limitations imposed by Section 415 and 401(a)(17) of the Internal Revenue Code of 1986 (the “Code”). The excess benefit plan ensures that an executive receives the total pension benefit to which he or she would otherwise be entitled, were it not for such Code limitations. The Retirement Plan and the excess benefit plan were frozen, effective December 31, 2002.

The only Named Executive Officer who participated in the Retirement Plan during 2005 was Mr. Schorr.

The estimated monthly retirement plan benefit payable at age 65 to Mr. Schorr is $166.47. The benefit amount was determined using the following formulas:

•       For service prior to December 31, 1997, the product of (i) 1.67% of final average compensation less 2.0% of social security benefit, multiplied by benefit service projected to normal retirement date (maximum 30 years); and (ii) accrued benefit adjustment.

•       For service from January 1, 2002 through December 31, 2002, the sum of 0.6% multiplied by the final average monthly earnings (“FAME”) times the years of creditable service plus 0.35% multiplied by FAME in excess of covered compensation times the number of his years of creditable service, not to exceed 35 years.

Benefits are payable in the form of a straight life annuity.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Brian P. Kelley.   Effective August 19, 2002, Brian P. Kelley became our President and Chief Executive Officer pursuant to an at-will employment agreement dated June 28, 2002, which was amended and restated as of July 8, 2002. Mr. Kelley received an annual base salary of $650,000 in 2005 and participates in our management incentive plan (as described below), with a maximum annual bonus opportunity of up to 100% of his base salary. If Mr. Kelley’s employment is terminated without cause, he will continue to receive his annual base salary and health benefits for one year (or, if earlier, until he obtains other employment). Upon such an involuntary termination within two years following a change of control, Mr. Kelley will instead receive a payment equal to twice his annual base salary, as well as a pro rated bonus for the year of termination (based on his maximum opportunity for such year).

Timothy P. Callahan.   We are a party to an at-will employment agreement dated June 8, 2005 with Timothy P. Callahan, our Senior Vice President, Global Sales. The employment agreement provides that we will pay to Mr. Callahan severance pay in an amount equal to twelve months of his then current base salary (less the amount, if any, payable to him under the terms of any other severance plan, policy, or program), if we terminate his employment without cause, and he signs a general release of claims. No severance benefits will be payable under the employment agreement with Mr. Callahan if his employment terminates in connection with a sale, merger or other corporate transaction and, due to his receipt of an offer of comparable employment in connection with the transaction, he is not eligible for severance under any severance plan, policy or program. To be eligible for the severance benefits set forth in his employment agreement, Mr. Callahan was required to execute our standard Confidentiality, Proprietary Rights & Non-Solicitation Agreement and must comply with the terms of such agreement.

J. Michael Kirksey.   We are a party to an at-will employment agreement effective December 13, 2005 with J. Michael Kirksey, our Senior Vice President and Chief Financial Officer. The employment agreement provides that in the event his employment is terminated due to his death or disability, we will pay to Mr. Kirksey, or his beneficiaries, as applicable (i) any accrued and unpaid base salary and vacation earned through the termination date (the “Accrued Obligations”); and (ii) a cash payment (the “Pro-Rata Bonus”) equal to a pro rata potion of his annual bonus under our management incentive plan for our fiscal year that includes the termination date (as determined by the compensation committee of our Board of Directors). In addition, 50% of any remaining unvested portion of the non-qualified stock option to purchase 200,000 shares of our common stock (the “Option”) and the 60,000 restricted shares of our common stock (the “Restricted Stock”), to be granted to Mr. Kirksey as equity compensation under the employment agreement, subject to approval of the compensation committee of our Board of Directors, shall vest. In the event his employment is terminated without cause, for good reason, or non-renewal, we will pay to Mr. Kirksey (i) the Accrued Obligations; (ii) the Pro-Rata Bonus; and (iii) his base salary for the period ending on the earlier of (a) twelve months after the termination date or (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 80% of his base salary, provided that if termination occurs within two years following a change of control, we will pay to Mr. Kirksey a cash payment equal to his base salary. In addition, 50% of any remaining unvested portion of the Option and the Restricted Stock shall vest and Mr. Kirksey will receive continued welfare benefits for the period ending on the earlier of (i) twelve months after the termination date or (ii) the date he accepts new employment with a base salary equal to or greater than 80% of his base salary. In the event we terminate his employment for cause, or he terminates his employment without good reason, we will pay to Mr. Kirksey the Accrued Obligations. In the event his employment with SIRVA is terminated for any reason, Mr. Kirksey will be entitled to receive all amounts payable and benefits accrued under any otherwise applicable plan, policy, program or practice in which Mr. Kirksey was a participant during his employment with us, provided that Mr. Kirksey will not be entitled to receive any payments under any such plan, policy, program or practice providing any bonus, severance or incentive compensation. Except in the event of his death or with respect to payments of the Accrued Obligations, these payments are subject to Mr. Kirksey’s execution of a general release of claims.

Michael B. McMahon.   We are a party to an at-will employment agreement dated March 30, 2004 with Michael B. McMahon, our President, Moving Services North America. Mr. McMahon reports to Brian Kelley, our President and Chief Executive Officer, and received an annual base salary of $281,731 in 2005. Mr. McMahon also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. If Mr. McMahon’s employment is terminated by us without cause or by him for good reason, he will continue to receive his base salary and health benefits for one year (or, if earlier, until he obtains other employment) and a pro rata portion of his bonus. These payments are subject to Mr. McMahon’s execution of a general release of claims and an affirmation of his obligations regarding confidentiality, non-competition and non-solicitation of employees, agents and customers. If Mr. McMahon’s employment is terminated without cause within two years following a change of control, we will pay him an amount equal to one time his annual base salary plus a pro rata bonus. Mr. McMahon also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting.

Ronald L. Milewski.   We are a party to an at-will employment agreement effective December 13, 2005 with Ronald L. Milewski, our Executive Vice President, Restructuring and Chief Risk Officer. If his employment is terminated without cause, Mr. Milewski is eligible to receive an enhanced severance benefit, which includes severance pay at his base salary and continued health benefits until the earlier of one year after his termination date or the time Mr. Milewski obtains new full-time employment. The enhanced severance benefit is subject to Mr. Milewski’s: (i) completion of his assigned duties and responsibilities in a professional and businesslike manner and in accordance with our Code of Business Conduct and related policies and his fiduciary duties, and the absence of any finding that Mr. Milewski materially failed to do so during his employment; (ii) providing us with full cooperation in any and all independent reviews, investigations and proceedings which relate to matters that he had knowledge of during his employment; (iii) maintaining a positive work environment and providing leadership for our associates; (iv) maintaining the confidentiality of the terms of the employment agreement; (v) complying with the terms of his confidentiality agreement with us; and (vi) signing a general release of claims.

Kevin D. Pickford.   Our subsidiary SIRVA UK Limited is a party to an employment agreement with Kevin D. Pickford, our President and Managing Director, Europe, which is effective from January 1, 2005 and governs his employment while he is based in the United Kingdom. Mr. Pickford’s base salary was £176,000 in 2005, and he is eligible to participate in our management incentive plan, with a maximum annual bonus opportunity of up to 75% of his annual salary. The agreement provides for certain other benefits, including relocation services, shipping of personal goods to the United Kingdom, storage of personal goods in Australia, payment equal to 12% of Mr. Pickford’s salary to cover certain items which are not suitable for the new home, a housing allowance of £4,000 per calendar month, reduced by any net rental income Mr. Pickford receives from the lease of his property in Melbourne, up to four return air tickets from London to Melbourne in each calendar year of the agreement, an Australian superannuation benefit (SGC), a company car, medical and dental insurance coverage, and eligibility to join the SIRVA UK pension scheme. Mr. Pickford may terminate his employment upon six months prior written notice to us, and we may terminate Mr. Pickford’s employment upon twelve months prior written notice to Mr. Pickford. We also may immediately terminate Mr. Pickford’s employment for cause under certain circumstances. Mr. Pickford agreed not to solicit certain customers or employees of ours for a period of six months following termination of the agreement.

Todd W. Schorr.   Effective June 15, 2000, Todd W. Schorr became our Senior Vice President, Human Resources pursuant to an at-will employment agreement dated May 30, 2000. Mr. Schorr reports to Brian Kelley, our President and Chief Executive Officer, and received an annual base salary of $245,000 in 2005. Mr. Schorr also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. If Mr. Schorr’s employment is terminated by us without cause, he will continue to receive his base salary and health benefits for one year (or, if earlier, until he obtains other employment). These payments are subject to Mr. Schorr’s execution of a general release of claims and standard provisions regarding non-solicitation of employees, agents and customers. Mr. Schorr also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance.

Eryk J. Spytek.   We are a party to an at-will employment agreement dated January 23, 2006 with Eryk J. Spytek, our Senior Vice President, General Counsel and Secretary. Mr. Spytek will receive an annual base salary of $245,000 in 2006. Mr. Spytek also participates in our management incentive plan, with a maximum annual bonus opportunity of up to 80% of his base salary. For the first year of employment, Mr. Spytek will receive a guaranteed bonus of $91,875. In addition, we have agreed to grant Mr. Spytek (i) non-qualified stock options, which vest ratably over four years, to purchase 30,000 shares of our common stock and (ii) 20,000 restricted shares of our common stock, which vest ratably over five years, as equity compensation under the employment agreement, in each case subject to approval of the compensation committee of our Board of Directors. Mr. Spytek also is entitled to participate in all health, welfare and other benefits available to executives of our company, including a company car allowance and personal financial consulting. If Mr. Spytek’s employment is terminated by us without cause, we will pay to Mr. Spytek, as severance, a pro rata portion of his bonus and will continue paying his base salary and health benefits for the period ending on the earlier of (a) twelve months after his termination date or (b) the date Mr. Spytek accepts new employment with a base salary equal to or greater than 80% of his base salary; provided that if his termination occurs within two years following a change of control, as defined in the employment agreement, we will pay Mr. Spytek a cash payment equal to his base salary under the employment agreement. These payments are subject to Mr. Spytek’s execution of a general release of claims.

Robert J. Rosing.   We were a party to an employment agreement dated September 5, 2005, with Robert J. Rosing, who served as President-Global Relocation Operations until June 30, 2006, when he resigned as an officer of our company. Under the terms of a separation and consulting agreement that we entered into with Mr. Rosing on August 15, 2006 that is effective as of December 31, 2006, Mr. Rosing remained our employee until December 31, 2006,  providing services to us on special projects. Under the separation and consulting agreement, we will pay severance pay and benefits to Mr. Rosing during the twelve-month period beginning on December 31, 2006, including (1) severance pay of $290,000, (2) certain health benefits, (3) a company car allowance, (4) a one-time lump-sum payment of $270,934 (before payroll taxes and withholdings) payable no later than March 15, 2007, and (5) reimbursement of up to $10,000 in the aggregate for financial planning and legal fees related to the separation and consulting agreement.

Compensation of Directors

The following table provides information on SIRVA’s compensation and reimbursement practices during the fiscal year ended December 31, 2005 for outside directors. Directors who are employed by SIRVA or Clayton Dubilier & Rice, Inc. do not receive any compensation for their Board activities.

Compensation Table for the 2005 Fiscal Year

Annual Retainer Fee(1)	$70,000
Minimum Percentage of Annual Retainer Fee to be Paid in SIRVA Stock(2)	50%
Additional Retainer Fee(3)
Audit Committee	$15,000
All Other Committees	$10,000
Vice Chairman	$250,000

(1)          Ms. Affeldt and Messrs. Brace, Dellinger, Mackenzie, Rückert and Stocker served throughout 2005. Dame Pauline Neville-Jones resigned from our Board of Directors in January 2005 and Irving B. Yoskowitz resigned from our Board of Directors in December 2005; each such individual earned a pro rata portion of his or her annual retainer fee until that date. Messrs. Miller and Nelson joined our Board of Directors in December 2005 and earned a pro rata portion of the annual retainer fee from that date. Effective January 1, 2006, the annual retainer fee increased to $100,000.

(2)          During 2005, outside directors received their compensation pursuant to the SIRVA, Inc. Directors Compensation Policy under the SIRVA, Inc. Omnibus Stock Incentive Plan. Under this policy, the outside directors received at least 50% of their compensation in deferred shares and the balance in cash, as elected by each director. The deferred shares grant and the cash payment were made quarterly in arrears. The deferred shares represent our contractual promise to deliver shares of our common stock when an outside director’s service as a director has terminated. Effective January 1, 2006, the minimum percentage of the annual retainer fee to be paid in SIRVA stock increased to 60%.

(3)          The additional retainers for committee chairs and the Vice Chairman are paid annually in arrears in cash. Outside directors may elect to receive all or a portion of the additional retainer for committee chairs in deferred shares and the balance in cash. In December 2005, the Board of Directors approved the payment of the additional retainer for the Vice Chairman, effective as of September 2005. Effective January 1, 2006, the Board of Directors approved an additional retainer for the Chairman of $400,000 paid annually in arrears in cash. Effective December 14, 2006, the additional retainer for the Chairman of the Audit Committee increased to $40,000. In addition, effective January 1, 2006, the Board of Directors approved the payment of meeting fees for outside directors of $1,500 per in-person meeting and $750 per telephonic meeting attended.

Compensation Committee Interlocks and Insider Participation

Throughout 2005, Ms. Affeldt, General Sir Jeremy Mackenzie and Axel Rückert served on the Compensation Committee of our Board of Directors.  Mr. Rückert resigned from our Board of Directors effective June 30, 2006. None of the members of our Compensation Committee:

•                    was an officer or employee of SIRVA or any of its subsidiaries,

•                    was formerly an officer of SIRVA or any of its subsidiaries, or

•                    had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Additionally, during 2005, none of our executive officers or directors served as a member of the Board of Directors, or any compensation committee thereof, of any other entity such that the relationship would require disclosure by SIRVA under Item 404 of Regulation S-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, at January 1, 2007, concerning:

•                    each stockholder known to us to beneficially own more than 5% of SIRVA’s outstanding common stock,

•                    beneficial ownership of our outstanding common stock by each of our current directors,

•                    beneficial ownership of our outstanding common stock by each of our Named Executive Officers, and

•                    beneficial ownership of our outstanding common stock by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	17,085,837	23.10%
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	7,102,498	9.60%
ValueAct Capital Master Fund, L.P.(4)	7,131,900	9.64%
MLF Offshore Portfolio Company, L.P.(5)	5,404,300	7.31%
Name of Directors and Named Executive Officers(1)
Kathleen J. Affeldt(6)	52,574	*
Kelly J. Barlow	—	—
Frederic F. Brace(7)	16,891	*
Robert J. Dellinger(8)	51,245	*
Thomas E. Ireland (9)	—	—
Peter H. Kamin (10)	—	—
Brian P. Kelley(11)	866,960	1.17%
Laban P. Jackson, Jr.(12)	9,398	*
Sir Jeremy Mackenzie(13)	32,126	*
John R. Miller(14)	10,084	*
Robert W. Nelson(15)	10,084	*
Richard J. Schnall(9)	2,500	*
Joseph A. Smialowski(16)	5,639	*
Carl T. Stocker(17)	40,554	*
Robert W. Tieken(18)	5,639	*
Timothy P. Callahan(19)	102,086	*
Michael B. McMahon(20)	37,500	*
Todd W. Schorr (21)	178,230	*
Robert J. Rosing(22)	203,790	*
All directors and executive officers as a group (27 persons)(23)	2,432,748	3.29%

*                    Less than 1%.

       (1)The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a “beneficial owner” of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of January 1, 2007 or March 2, 2007. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

       (2)CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership (“Associates V”), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and has the power to direct Fund V as to the voting and disposition of shares held by Fund V. CD&R Investment Associates II, Inc., a Cayman Island exempted company (“Investment Associates II”), is the managing general partner of Associates V and has the power to direct Associates V as to its direction of Fund V’s voting and disposition of the shares held by Fund V. No person controls the voting and disposition of Investment Associates II, Inc. with respect to the shares owned by Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by Fund V. The business address for each of Fund V, Associates V and Investment Associates II, is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (3)CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership (“Associates VI”), is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”) and has the power to direct Fund VI as to the voting and disposition of shares held by Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company (“Investment Associates VI”), is the general partner of Associates VI and has the power to direct Associates VI as to its direction of Fund VI’s voting and disposition of the shares held by Fund VI. No person controls the voting and disposition of Investment Associates VI with respect to the shares owned by Fund VI. Each of Associates VI and Investment Associates VI expressly disclaims beneficial ownership of the shares owned by Fund VI. The business address for each of Fund VI, Associates VI and Investment Associates VI is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (4)The business address for ValueAct Capital Master Fund, L.P. (“ValueAct”) is 435 Pacific Avenue, Fourth Floor, San Francisco, CA 94133. The address and number of shares of SIRVA common stock beneficially owned by ValueAct is based on the Schedule 13D/A filed by ValueAct with the SEC on October 10, 2006. In addition, as reported in the Schedule 13D/A, ValueAct may be deemed to be the beneficial owner of 31,320,235 shares of common stock, representing approximately 42.4% of our outstanding common stock. Of those shares, 17,085,837 shares are owned of record by Fund V and 7,102,498 shares are owned of record by Fund VI (collectively, the “CD&R Shares” and together with Fund V, the “CD&R Entities”). Solely as a result of the voting agreement, dated September 29, 2006, by and among ValueAct and the CD&R Entities, ValueAct may be deemed to beneficially own the CD&R Shares. All dispositive power and pecuniary interest in the CD&R Shares are held by the CD&R Entities. ValueAct expressly disclaims beneficial ownership of the CD&R Shares. ValueAct also beneficially owns one share of SIRVA’s series A preferred stock, representing all of the outstanding shares thereof. The series A preferred stock entitles ValueAct to appoint two directors to our Board of Directors, subject to specified conditions. Holders of series A preferred stock have no other voting rights, except as provided by the Delaware general corporation law.

       (5)The business address for MLF Offshore Portfolio Company, L.P. (“MLF Offshore”) is c/o Trident Trust Company (Cayman) Ltd., One Capital Place, P.O. Box 847, Grand Cayman, Cayman Islands, B.W.I. The address and number of shares of SIRVA common stock beneficially owned by MLF Offshore is based on the Schedule 13D/A filed by MLF Offshore with the SEC on June 28, 2006.

       (6)Includes 31,393 deferred shares held by Ms. Affeldt pursuant to the SIRVA, Inc. Directors Compensation Plan (the “Directors Plan”) and the SIRVA, Inc. Directors Compensation Policy (the “Directors Policy”).

       (7)Includes 14,891 deferred shares held by Mr. Brace pursuant to the Directors Policy.

       (8)Includes 28,358 deferred shares held by Mr. Dellinger pursuant to the Directors Plan and the Directors Policy.

       (9)Does not include 17,085,837 shares owned by Fund V or 7,102,498 shares owned by Fund VI. Messrs. Ireland and Schnall may be deemed to share beneficial ownership of the shares owned of record by Fund V by virtue of their status as shareholders of Investment Associates II, the managing general partner of Associates V, and by Fund VI by virtue of their status as shareholders of Investment Associates VI, the general partner of Associates VI. However, each of Messrs. Ireland and Schnall expressly disclaims beneficial ownership of the shares owned by Fund V and Fund VI, respectively.

(10)Does not include 7,131,900 shares of common stock and one share of series A preferred stock of SIRVA owned by ValueAct. Mr. Kamin may be deemed to share beneficial ownership of the shares owned of record by ValueAct by virtue of his status as a managing member of VA Partners, LLC, the general partner of ValueAct, and of ValueAct Capital Management, L.P., the manager of ValueAct. However, Mr. Kamin expressly disclaims beneficial ownership of the shares owned by ValueAct, except to the extent of his pecuniary interest therein.

(11)Includes 645,060 shares issuable to Mr. Kelley upon exercise of options exercisable within 60 days.

(12)Includes 9,398 deferred shares held by Mr. Jackson pursuant to the Directors Policy.

(13)Includes 31,061 deferred shares held by Sir Jeremy Mackenzie pursuant to the Directors Plan and the Directors Policy.

(14)Includes 10,084 deferred shares held by Mr. Miller pursuant to the Directors Policy.

(15)Includes 10,084 deferred shares held by Mr. Nelson pursuant to the Directors Policy.

(16)Includes 5,639 deferred shares held by Mr. Smialowski pursuant to the Directors Policy.

(17)Includes 19,850 deferred shares held by Mr. Stocker pursuant to the Directors Policy.

(18)Includes 5,639 deferred shares held by Mr. Tieken pursuant to the Directors Policy.

(19)Includes 75,720 shares issuable to Mr. Callahan upon exercise of options exercisable within 60 days.

(20)Includes 37,500 shares issuable to Mr. McMahon upon exercise of options exercisable within 60 days.

(21)Includes 141,530 shares issuable to Mr. Schorr upon exercise of options exercisable within 60 days.

(22)Includes 140,190 shares issuable to Mr. Rosing upon exercise of options exercisable within 60 days. Mr. Rosing resigned as an officer of SIRVA on June 30, 2006 and as an employee of SIRVA on December 31, 2006. See Item 11 “Executive Compensation—Employment Agreements, Termination of Employment and Change-in-Control Arrangements—Robert J. Rosing.”

(23)Includes 1,614,869 shares issuable upon exercise of options exercisable within 60 days, and 166,397 deferred shares held pursuant to the Directors Plan and the Directors Policy.

Equity Compensation Plan Information

The following table sets forth information, as of the fiscal year ended December 31, 2005, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,588,088	$8.89	6,808,758
Equity compensation plans not approved by security holders	—	—	—
Total	4,588,088		6,808,758

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Sponsor

Clayton, Dubilier & Rice, Inc., a private investment firm organized as a Delaware corporation (“CD&R”), manages a series of investment funds, including Fund V and Fund VI (“CD&R Funds”). The CD&R Funds, both of which are Cayman Islands exempted limited partnerships, are our two largest stockholders. Fund V and Fund VI own 23.10% and 9.60%, respectively, of our outstanding common stock, as of January 1, 2007.

The general partner of Fund V is Associates V, a Cayman Islands exempted limited partnership. The managing general partner of Associates V is Investment Associates II, a Cayman Islands exempted company. The general partner of Fund VI is Associates VI, a Cayman Islands exempted limited partnership. The managing general partner of Associates VI is Investment Associates VI, a Cayman Islands exempted company. See also Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Two of our directors, Thomas E. Ireland and Richard J. Schnall, are principals of CD&R, limited partners of Associates V and Associates VI, and stockholders and directors of Investment Associates II and Investment Associates VI.

Consulting Agreement

SIRVA, NAVL and CD&R are parties to an amended and restated consulting agreement, dated as of January 1, 2001, pursuant to which CD&R provides us with financial advisory and management consulting services. CD&R receives a management fee of approximately $1.0 million annually and reimbursement for certain expenses, which we review on an annual basis. CD&R has waived the management fee for the years ended December 31, 2006 and 2007.

Indemnification Agreement

SIRVA, NAVL, CD&R and Fund V have entered into an indemnification agreement, dated as of March 30, 1998, pursuant to which we have agreed to indemnify CD&R, Fund V, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

Notes Offering

On September 29, 2006, we sold $75 million aggregate principal amount of our 10.0% convertible notes due 2011 (the “Notes”), pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006, to ValueAct and MLF Offshore. ValueAct and MLF Offshore own 9.64% and 7.31%,

respectively, of our outstanding common stock as of January 1, 2007. On September 29, 2006, we also sold to ValueAct one share of our series A preferred stock, representing all of the issued and outstanding shares of series A preferred stock. See also Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have also entered into a registration rights agreement, dated as of September 29, 2006 (the “Registration Rights Agreement”), with ValueAct and MLF Offshore. Pursuant to the terms of the Registration Rights Agreement, we have agreed to use our reasonable best efforts to file with the SEC and cause to become effective within specified deadlines, a shelf registration statement with respect to the resale of shares of convertible perpetual preferred stock issuable upon conversion of the Notes and shares of common stock issuable upon conversion of such preferred stock. The holders of these securities are also entitled to piggy-back registration rights in underwritten public offerings of our equity securities, or securities or other obligations exercisable, exchangeable or convertible into equity securities, for a period of five years after the Notes convert into the preferred stock. If we are unable to comply with certain of our obligations under the Registration Rights Agreement, the dividend rate or accretion rate applicable to the convertible perpetual preferred stock may be increased by 0.50% per annum. We have also agreed to pay all fees and expenses of registration under the Registration Rights Agreement other than underwriting discounts and commissions.

Two of our directors, Kelly J. Barlow and Peter H. Kamin, are partners of ValueAct Capital Management, L.P., the manager of ValueAct. Messrs. Barlow and Kamin were elected to our Board of Directors pursuant to the terms of our series A preferred stock. See Item 10 “Directors and Executive Officers of the Registrant—Identification of Directors and Executive Officers.”

Corporate Governance Guidelines

We have not adopted formal procedures to specifically protect the interests of our minority stockholders in relation to future transactions with our principal stockholders. However, our Board of Directors has adopted corporate governance guidelines, which require each director to avoid taking actions or having interests that might result in a conflict of interest with our interests. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the Corporate Secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees or partners of CD&R or ValueAct, will be required to recuse themselves from any discussion or decision regarding any transaction with the respective principal stockholders. These guidelines do not, by themselves, prohibit transactions with our principal stockholders.

Registration and Participation Agreement

In addition to the Registration Rights Agreement described above, certain holders of shares of our common stock and options to purchase shares of our common stock, including executive officers and key employees, are entitled to the following registration rights for the shares of common stock held by them or issuable upon exercise of options to purchase our common stock under a registration and participation agreement, dated as of March 30, 1998, between SIRVA and Fund V, as amended:

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

In most cases, we will bear all registration expenses (other than underwriting discounts), including the fees and expenses of counsel to the selling stockholders. Members of management generally do not have registration rights under the registration and participation agreement for shares of our common stock issued upon exercise of options if we have registered such shares under the Securities Act.

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

Other Arrangements

On July 1, 2002, we entered into a ten-year agreement for outsourcing services with Covansys and ACS to provide outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as approximately 16.8% of its outstanding common stock is owned by Fund VI. At December 31, 2005, the remaining total purchase commitment to Covansys was $37.5 million. We incurred expense of $9.0 million to Covansys for the year ended December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of annual audits and tax fees

PricewaterhouseCoopers LLP, Chicago, Illinois (“PwC”) was retained to serve as our independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2005. Fees billed to us by PwC for services rendered during fiscal years 2004 and 2005 were as follows:

	2005	2004
	($ in millions)
Audit fees*	$6.1	$3.8
Audit-related fees**	$6.8	$0.5
Tax fees***	$1.4	$0.8
All other fees	$0.4	$0.1

*                          Includes $0.2 million in 2004 for audit fees associated with our secondary offering of common stock.

**                   Includes $6.8 million in 2005 for special investigation services.

***            Tax fees primarily consist of tax compliance services.

Audit Fees:   Consists of fees billed for professional services rendered for the audit of SIRVA’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees:   Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of SIRVA’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees:   Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, assistance with customs and duties audits, expatriate tax services, and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning and for individual income tax preparation.

All Other Fees:   Consists of fees for all other services other than those reported above. These services include benchmarking surveys and specialized consulting. SIRVA’s intent is to minimize services in this category.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since December 12, 2002, the Audit Committee of our Board of Directors pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. Prior to December 12, 2002, SIRVA did not have a pre-approval process.

The Audit Committee considered whether the provision of each of the above-referenced non-audit services by PwC was compatible with maintaining the independence of PwC and concluded that such independence has been maintained.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(1)          Financial Statements

The following consolidated financial statements of SIRVA, Inc. and Report of Independent Registered Public Accounting Firm are filed as part of this report.

(2)          Financial Statement Schedule

The following financial statement schedule of SIRVA, Inc. is filed as part of this report and should be read in conjunction with the consolidated financial statements of SIRVA, Inc.:

II. Valuation and qualifying accounts and reserves	169

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)          Exhibit List

Each management contract or compensatory plan or arrangement required to be filed as an exhibit is identified by an asterisk (*).

Exhibits

Exhibit Number	Description of Document	Method of Filing
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
3.3	Certificate of Designations of 8.00% Convertible Perpetual Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.1 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
3.4	Certificate of Designations of Series A Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
3.5	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Previously filed as Exhibit 3.3 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(10)	Material Contracts.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc.	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
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

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.

10.3	Guarantee and Collateral Agreement, dated as of December 1, 2003, made by SIRVA, Inc., SIRVA Worldwide, Inc. and certain of its subsidiaries in favor of JP Morgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.
10.4(a)

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
10.4(b)

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
10.4(c)

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
10.4(d)

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

10.4(e)

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

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed November 17, 2005 and incorporated herein by reference.
10.5

Acknowledgement and Confirmation, dated as of December 8, 2004 and effective as of December 23, 2004, of SIRVA, Inc., SIRVA Worldwide, Inc. and certain of their subsidiaries, with respect to the First Amendment to Credit Agreement.

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.6

Indemnification Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, North American Van Lines, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership.

Previously filed as Exhibit 10.6 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.7	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among SIRVA, Inc., North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.17 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.
10.8	Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.	Previously filed as Exhibit 10.8 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.9

Amendment No. 1, dated as of November 19, 1999, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.

Previously filed as Exhibit 10.9 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.10

Amendment No. 2, dated as of May 30, 2002, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.

Previously filed as Exhibit 10.20 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.11(a)

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
10.11(b)

First Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of April 28, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.37 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.11(c)

Second Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated as of June 29, 2003, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent, and the lenders party thereto.

Previously filed as Exhibit 10.38 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
10.11(d)

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
10.11(e)

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
10.11(f)

Fifth Amendment to Third Amended and Restated Warehousing Credit and Security Agreement, dated June 18, 2004, by and among SIRVA Mortgage, Inc., Washington Mutual Bank, FA, as a lender and agent for the lenders, National City Bank of Kentucky, as a lender and documentation agent for the lenders, and the lenders party thereto.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

10.12	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.	Previously filed as Exhibit 10.22 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.13*	SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.42 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.14*	Form of Stock Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.15*	SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.16*	First Amendment to the SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.17*	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.18	Form of Other Investor Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.48 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.19*	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.20*	SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.21*	First Amendment to the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.

10.22*	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.23*	SIRVA, Inc. Management Incentive Plan.	Previously filed as Exhibit 10.52 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.24*	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.25*	Amendment No. 1 to the Employment Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.26*	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment.	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.27*	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 21, 2005 and incorporated herein by reference.
10.28*	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford.	Previously filed as Exhibit 10.65 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.29*	Letter Agreement, dated as of October 12, 2005, by and between SIRVA, Inc. and Robert J. Rosing.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 13, 2005 and incorporated herein by reference.
10.30*	Letter Agreement, dated May 30, 2000, by and between Allied Worldwide, Inc. (now SIRVA, Inc.) and Todd W. Schorr.	Previously filed as Exhibit 10.67 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.31*	Employment Agreement dated as of December 13, 2005 between SIRVA, Inc. and J. Michael Kirksey.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed December 6, 2005 and incorporated herein by reference.
10.32*	Employment Agreement dated as of December 6, 2005 between SIRVA, Inc. and Ronald L. Milewski.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed December 6, 2005 and incorporated herein by reference.

10.33*	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.34

Amended and Restated Receivables Sale Agreement, dated December 23, 2004, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, Executive Relocation Corporation, LaSalle Bank National Association, and the other Purchasers from time to time party thereto.

Previously filed as Exhibit 99.3 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.35	Amended and Restated Purchase and Sale Agreement, dated December 23, 2004, between SIRVA Relocation LLC, SIRVA Relocation Credit, LLC and Executive Relocation Corporation.	Previously filed as Exhibit 99.4 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.36(a)

Waiver and First Amendment to Amended and Restated Receivables Sale Agreement, dated as of March 31, 2005, among SIRVA Relocation Credit, LLC, SIRVA Relocation LLC, Executive Relocation Corporation, General Electric Capital Corporation and LaSalle Bank National Association.

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 5, 2005 and incorporated herein by reference.
10.36(b)

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
10.36(c)

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

Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed July 1, 2005 and incorporated herein by reference.

10.36(d)

Waiver and Fourth Amendment to Amended and Restated Receivables Sale Agreement, dated as of September 30, 2005, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association, as purchasers, and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.
10.36(e)

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

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed November 17, 2005 and incorporated herein by reference.
10.36(f)

Sixth Amendment to Amended and Restated Receivables Sale Agreement, dated as of December 13, 2005, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and LaSalle Bank National Association, as purchasers, and LaSalle Bank National Association as agent.

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed December 21, 2005 and incorporated herein by reference.
10.37(a)

Agreement for the Sale and Purchase of the Shares in midiData Logistik GmbH, North American (UK) Ltd. and SIRVA Netherlands BV, dated December 22, 2004, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.

Previously filed as Exhibit 10.76(a) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.37(b)	Amendment and Settlement Letter, dated January 31, 2005, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.	Previously filed as Exhibit 10.76(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.38	Asset Purchase Agreement, dated as of September 9, 2004, by and between Specialized Transportation Agent Group, Inc. and North American Van Lines, Inc.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.39	Stock Purchase Agreement, dated as of November 9, 2004, by and among North American International Holding Corporation, SIRVA Worldwide, Inc. and Standard Federal Bank, N.A.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.40	Asset Purchase Agreement, dated as of July 14, 2005, by and between NAL Worldwide LLC and North American Van Lines, Inc.	Previously filed as Exhibit 10.77 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.41	Purchase Agreement, dated as of September 21, 2005 by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.
10.42

Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Asia Pacific) Pty Limited, SIRVA Worldwide, Inc., IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
10.43	Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Australia) Pty Limited, SIRVA Worldwide, Inc., IM New Zealand Holdings ULC and Iron Mountain Incorporated.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
(14)	Code of Ethics.
14.1	2004 SIRVA, Inc. Guide to the Code of Business Conduct.	Previously filed as Exhibit 14.2. SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(21)	Subsidiaries of the Registrant.
21.1	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
(24)	Power of Attorney.
24.1	Power of Attorney.	Filed herewith.
(31)	Rule 13a—14 (a) / 15 (d)—14 (a) Certifications.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SCHEDULE II

SIRVA, INC.
VALUATION AND QUALIFYING ACCOUNTS
At and for the Years Ended December 31, 2005 and 2004 and 2003

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(b)	Deductions(a)	Balance at End of Period
	(In millions)
2005:
Allowance for doubtful accounts	$24.8	$9.2	$—	$(14.7)	$19.3
Valuation allowance for deferred tax assets	$4.0	$169.5	$5.2	$—	$178.7
2004:
Allowance for doubtful accounts	$21.8	$9.8	$—	$(6.8)	$24.8
Valuation allowance for deferred tax assets	$0.7	$3.3	$—	$—	$4.0
2003:
Allowance for doubtful accounts	$25.2	$4.8	$—	$(8.2)	$21.8
Valuation allowance for deferred tax assets	$0.7	$—	$—	$—	$0.7

(a)           Primarily related to write-offs and disposals of accounts receivable, net of recoveries, and currency translation.

(b)          Amount recorded in other comprehensive loss.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, Inc.
By:	/s/ Brian P. Kelley
Brian P. Kelley
President and Chief Executive Officer
January 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Brian P. Kelley	Director, President and Chief Executive	January 30, 2007
Brian P. Kelley	Officer (principal executive officer)
/s/ J. Michael Kirksey	Senior Vice President and Chief Financial	January 30, 2007
J. Michael Kirksey	Officer (principal financial officer)
/s/ James J. Bresingham	Executive Vice President, Chief Accounting	January 30, 2007
James J. Bresingham	Officer (principal accounting officer)
/s/ John R. Miller*	Director	January 30, 2007
John R. Miller
/s/ Kathleen J. Affeldt*	Director	January 30, 2007
Kathleen J. Affeldt
/s/ Kelly J. Barlow*	Director	January 30, 2007
Kelly J. Barlow
/s/ Frederic F. Brace*	Director	January 30, 2007
Frederic F. Brace
/s/ Robert J. Dellinger*	Director	January 30, 2007
Robert J. Dellinger
/s/ Thomas E. Ireland*	Director	January 30, 2007
Thomas E. Ireland
/s/ Laban P. Jackson, Jr.*	Director	January 30, 2007
Laban P. Jackson, Jr.
/s/ Peter H. Kamin*	Director	January 30, 2007
Peter H. Kamin
/s/ General Sir Jeremy Mackenzie*	Director	January 30, 2007
General Sir Jeremy Mackenzie
/s/ Robert W. Nelson*	Director	January 30, 2007
Robert W. Nelson

	/s/ Richard J. Schnall*	Director	January 30, 2007
Richard J. Schnall
	/s/ Joseph A. Smialowski*	Director	January 30, 2007
Joseph A. Smialowski
	/s/ Carl T. Stocker*	Director	January 30, 2007
Carl T. Stocker
	/s/ Robert W. Tieken*	Director	January 30, 2007
Robert W. Tieken
* By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Attorney-in-fact