Form 10-Q
period 2006-03-31
SIRVA INC
filed 2007-05-04
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐  No ☒

As of April 30, 2007, 73,964,515 shares of the Registrant’s common stock were outstanding.

SIRVA, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	*
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	36

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2006	2005
Revenues:
Service	$411.5	$415.2
Home sales	346.1	289.6
Total revenues	757.6	704.8
Direct expenses:
Purchased transportation expense	235.1	238.1
Cost of homes sold	351.9	293.4
Other direct expense	104.4	107.0
Total direct expenses	691.4	638.5
Gross margin	66.2	66.3
Operating expenses:
General and administrative expense	86.2	111.5
Intangibles amortization	2.4	3.0
Operating loss from continuing operations	(22.4)	(48.2)
Interest expense, net	10.2	6.6
Debt extinguishment expense	1.0	—
Other expense, net	—	0.3
Loss from continuing operations before income taxes	(33.6)	(55.1)
Income tax benefit	(1.1)	(22.1)
Loss from continuing operations	(32.5)	(33.0)
Income from discontinued operations, net of income tax expense (benefit) of $17.4 and $(0.7), respectively	4.4	4.7
Net loss	$(28.1)	$(28.3)

Basic income (loss) per share:
Loss from continuing operations	$(0.44)	$(0.45)
Income from discontinued operations	0.06	0.06
Net loss	(0.38)	(0.38)

Diluted income (loss) per share:
Loss from continuing operations	$(0.44)	$(0.45)
Income from discontinued operations	0.06	0.06
Net loss	(0.38)	(0.38)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$28.6	$30.3
Short-term investments	55.2	40.2
Accounts and notes receivable, net of allowance for doubtful accounts of $19.6 and $19.3, respectively	313.8	351.3
Relocation properties held for resale, net	116.7	118.0
Mortgages held for resale	75.3	84.7
Other current assets	32.1	33.2
Total current assets	621.7	657.7
Property and equipment, net	97.7	114.7
Goodwill	285.0	325.8
Intangible assets, net	214.2	217.3
Other long-term assets	31.7	31.3
Total long-term assets	628.6	689.1
Total assets	$1,250.3	$1,346.8
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$114.9	$125.2
Accounts payable	198.1	189.5
Accrued purchased transportation expense	56.1	77.0
Deferred revenue and other deferred credits	55.1	49.9
Accrued income taxes	53.7	41.3
Cargo claims and other loss reserves	23.8	26.9
Other current liabilities	142.3	158.9
Total current liabilities	644.0	668.7
Long-term debt	374.9	422.3
Capital lease obligations	9.1	12.4
Deferred income taxes	68.6	65.2
Other long-term liabilities	82.8	81.4
Total long-term liabilities	535.4	581.3
Total liabilities	1,179.4	1,250.0
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,537,345 issued and 73,943,366 outstanding at March 31, 2006 and December 31, 2005	0.8	0.8
Additional paid-in-capital	489.1	487.3
Accumulated other comprehensive loss	(27.1)	(27.5)
Accumulated deficit	(381.8)	(353.7)
	81.0	106.9
Less cost of treasury stock, 2,593,979 shares at March 31, 2006 and December 31, 2005	(10.1)	(10.1)
Total stockholders’ equity	70.9	96.8
Total liabilities and stockholders’ equity	$1,250.3	$1,346.8

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In millions)	2006	2005
Cash flows from operating activities:
Net loss	$(28.1)	$(28.3)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of assets, net	(27.1)	(6.9)
Depreciation and amortization	10.4	12.9
Deferred income taxes	3.4	(26.5)
Provision for losses on accounts and notes receivable	1.7	4.1
Write-down of relocation properties	1.4	3.6
Write-off of deferred debt issuance costs	1.0	—
Stock compensation expense (income)	0.9	(0.1)
Impairment of goodwill and other assets	—	1.4
Change in operating assets and liabilities:
Originations of mortgages held for resale	(280.5)	(217.2)
Sales of mortgages held for resale	289.9	211.7
Accounts and notes receivable	31.3	69.3
Accounts payable	8.6	(19.6)
Other current assets and liabilities	(20.8)	(42.8)
Other long-term assets and liabilities	(5.0)	7.1
Net cash used for operating activities	(12.9)	(31.3)
Cash flows from investing activities:
Dispositions, net of cash sold	85.7	12.9
Capital expenditures	(4.4)	(6.6)
Purchases of investments	(0.2)	(18.0)
Proceeds from sale or maturity of investments	—	15.1
Acquisition costs	—	(1.1)
Other investing activities	(0.1)	0.3
Net cash provided by investing activities	81.0	2.6
Cash flows from financing activities:
Borrowings on short-term and long-term debt	289.7	375.0
Repayments on short-term and long-term debt	(334.7)	(370.3)
Borrowings on mortgage and relocation facilities	285.8	225.1
Repayments on mortgage and relocation facilities	(298.4)	(220.9)
Change in book overdrafts	(7.8)	8.7
Debt issuance costs	(1.8)	(1.1)
Repayments on capital lease obligations	(1.6)	(1.2)
Proceeds from issuance of common stock	—	0.4
Net cash (used for) provided by financing activities	(68.8)	15.7
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.7)
Net decrease in cash and cash equivalents	(1.7)	(13.7)
Decrease in cash included in assets held for sale	—	1.5
Cash and cash equivalents at beginning of period	30.3	72.1
Cash and cash equivalents at end of period	$28.6	$59.9

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in SIRVA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2006 presentation.

Stock-based compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has been rendered during the period based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for the periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

Prior to the adoption of SFAS No. 123(R), the Company elected to apply the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, compensation cost of stock options issued was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the option exercise price and was charged to operations over the vesting period. In accordance with SFAS No. 123(R), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method. Compensation cost for the plans has been determined based on the fair value at the grant-date using the Black-Scholes option-pricing model and amortized over the respective vesting period representing the requisite service period.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss from continuing operations before income taxes and net loss for the three months ended March 31, 2006 were $0.6 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.37, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $0.38.

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the Condensed Consolidated Statements of Operations for the stock option plans under SFAS No. 123. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Pro forma net loss and net loss per share amounts are presented in the table below for the three months ended March 31, 2005 as if the Company had used a fair-valued-based method allowed under SFAS No. 123 to measure compensation expense for employee stock incentive awards.

(In millions, except per share amounts)	Three Months Ended March 31, 2005

Net loss as reported	$(28.3)
Stock compensation income included in net loss	(0.1)
Pro forma stock compensation expense under fair value method, net	(0.9)
Pro forma net loss	$(29.3)
Basic and diluted net loss per share:
As reported	$(0.38)
Pro forma	$(0.40)

Recently issued accounting pronouncements.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is required to adopt SFAS No. 158 in the fourth quarter of 2006. The Company is currently evaluating the impact that this statement will have on its financial statements. Based on the projected amounts as of December 31, 2006, an additional liability of $12.2 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN 48 in the first quarter of 2007. The Company does not expect this interpretation to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. The Company does not expect this bulletin to have a material impact on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 in the first quarter of 2008.  The Company has not yet evaluated the impact that this statement will have on its financial statements.

NOTE 2.  LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended March 31,
(In millions, except per share amounts)	2006	2005
Loss from continuing operations	$(32.5)	$(33.0)
Basic and diluted weighted-average common shares outstanding	73.9	73.7
Basic and diluted loss per share from continuing operations	$(0.44)	$(0.45)

Options to purchase 1.3 million and 1.6 million shares of common stock were outstanding during the three-month periods ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted loss per share from continuing operations because the options’ exercise prices were greater than the average market price of the common shares. Potentially dilutive options totaling 1.0 million shares and 1.4 million shares for the three-month periods ended March 31, 2006 and 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Convertible Notes”). The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Convertible Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Convertible Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.8%, as of March 31, 2006.

NOTE 3.  COMPREHENSIVE LOSS

Comprehensive loss, net of tax, consisted of the following:

	Three Months Ended March 31,
(In millions)	2006	2005
Net loss	$(28.1)	$(28.3)
Foreign currency translation adjustment, net of tax benefit of $— and $1.2, respectively	1.0	(7.6)
Unrealized hedging (loss) gain, net of tax expense of $— and $0.4, respectively	(0.4)	0.6
Minimum pension liability adjustment, net of tax expense of $— and $0.1, respectively	(0.2)	0.2
Unrealized loss on securities available-for-sale, net of tax benefit of $— and $0.8, respectively	—	(1.3)
Comprehensive loss	$(27.7)	$(36.4)

The components of accumulated other comprehensive loss were:

(In millions)	March 31, 2006	December 31, 2005
Foreign currency translation adjustment	$26.4	$25.4
Unrealized hedging gain	0.1	0.5
Minimum pension liability adjustment	(53.6)	(53.4)
Accumulated other comprehensive loss	$(27.1)	$(27.5)

NOTE 4.  STOCK OPTION PLANS

For the three months ended March 31, 2006 and 2005, the Company recognized $0.9 million and $(0.1) million, respectively, of non-cash stock compensation expense (income). For the three months ended March 31, 2006, there were no related tax benefits, due to the establishment of a valuation allowance on the U.S. net deferred tax assets during the period. For the three months ended March 31, 2005, the related tax impact was not significant.

Prior to the initial public offering of shares of its common stock on November 23, 2003 (“Offering”), the Company maintained a stock option plan (“Option Plan”) for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan was SIRVA’s Board of Directors. Under the Option Plan, service options and, in certain cases, performance options were granted with each share of stock sold to the officers and other key employees. Service options vest in equal annual installments on each of the first five anniversaries of the grant date. Performance options vest dependent on achievement of cumulative earnings targets, or if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. On January 1, 2001, the Company discontinued the granting of performance options.

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“Omnibus Plan”) for any officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, any non-employee member of the Company’s Board of Directors, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code of 1986), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. For the three months ended March 31, 2006 and 2005, the Company recognized $0.4 million and $(0.2) million, respectively, of non-cash stock compensation expense (income) related to stock options. The income in 2005 relates to reversal of prior years’ expense for terminated employees.

Deferred stock units have been issued under the Omnibus Plan to non-employee members of the Board of Directors in lieu of cash compensation for services. At the end of each quarter, the amount of compensation cost that would have been paid to the director is divided by the fair market value of the Company’s common stock on that date to determine the number of shares that will be issued. The issuance of the shares is deferred until six months after the termination date of the director. For the three months ended March 31, 2006 and 2005, the Company recognized $0.2 million and $0.1 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. As of March 31, 2006 and 2005, deferred stock units outstanding were 80,712 units and 26,771 units, respectively.

On October 25, 2005, the Company instituted a suspension of all activity related to its stock option plans until the Company is current in filing its financial information. On a discretionary individual basis, employees terminated after October 25, 2005 have been granted a 30-day extension after the suspension is lifted to exercise their options. As a result of these modifications, the Company recognized additional compensation expense of $0.3 million for 7 employees during the first quarter of 2006.

The following table summarizes the activity under the stock option plans:

(Options and aggregate intrinsic value in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,522.8
Cancelled	42.9
Outstanding at March 31, 2006	4,479.9	$8.84
Outstanding, net of expected forfeitures	4,443.9	$8.76	5.0	$12,356
Outstanding, exercisable (“vested”)	2,878.0	$7.69	4.5	$9,002

The total intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $0.6 million during three months ended March 31, 2005. The total fair value of options vested during the three month periods ended March 31, 2006 and 2005 was $0.5 million and $1.6 million, respectively. As of March 31, 2006, there was $2.0 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.2 years. The amount of cash received from the options exercised for the three months ended March 31, 2005 was $0.3 million, and the related tax benefit was insignificant.

NOTE 5.  PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the domestic and foreign defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Primarily Domestic
Interest cost	$1.7	$1.8
Expected return on plan assets	(1.8)	(1.8)
Amortization of actuarial loss	0.8	0.8
Net periodic benefit cost	$0.7	$0.8

United Kingdom
Service cost	$0.8	$0.8
Interest cost	1.1	1.0
Expected return on plan assets	(1.5)	(1.2)
Amortization of actuarial loss	0.4	0.2
Net periodic benefit cost	$0.8	$0.8

The Company contributed $0.1 million during the first quarter of 2006 to the domestic plans and will contribute $2.2 million, $10.4 million, and $2.3 million in the second, third and fourth quarters of 2006, respectively, for a total of $15.0 million in 2006. The Company contributed $0.6 million during the first quarter of 2006 to the U.K. defined benefit plan and will contribute $9.8 million, $0.7 million, and $0.6 million in the second, third and fourth quarters of 2006, respectively, for a total of $11.7 million in 2006.

NOTE 6.  SHORT-TERM DEBT

A Company subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a warehousing credit and security agreement (revolving credit facility) and a flexible early purchase facility to fund its mortgage loans held for resale. In March 2006, an amendment to the flexible early purchase facility established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates.

NOTE 7.  LONG-TERM DEBT

The Company has a $528.2 million credit agreement through its wholly owned subsidiary, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), with JPMorgan Chase Bank and a consortium of other lenders, which consists of a $175.0 million Revolving Credit Facility and a $353.2 million Term Loan obligation. SIRVA Worldwide executed an amendment to its credit agreement with an effective date of March 23, 2006. The amendment, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 50 basis points, subject to reduction upon certain terms and conditions, and approved the sale of the Business Services Division in the United Kingdom and Ireland.

The Company deferred bank fees related to the amendment, which will be amortized over the life of the instrument, of approximately $0.6 million associated with the Revolving Credit Facility and $1.2 million associated with the Term Loan.

Mandatory payments were made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of its Business Services Division in the United Kingdom and Ireland. As a result of this debt extinguishment, the Company wrote-off $1.0 million of unamortized debt issuance costs in the first quarter of 2006.

NOTE 8.  FINANCIAL INSTRUMENTS

The Company has a program to sell certain receivables generated by SIRVA Relocation LLC, a subsidiary, to independent third-party financial institutions. The sales are governed by the Receivables Sale Agreement. Effective March 27, 2006, the Receivables Sale Agreement was amended. The amendment, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation, LLC and Executive Relocation Corporation (“ERC”) as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, and modified certain terms and processes related to the determination of eligible receivables and employers. The Company expensed fees related to this amendment of $0.3 million in the first quarter of 2006.

NOTE 9.  INCOME TAXES

For the three months ended March 31, 2006, the Company recorded an income tax benefit of $1.1 million based on a pre-tax loss from continuing operations of $33.6 million, resulting in an effective income tax rate of 3.2%. The difference between the effective income tax rate and statutory tax rate for the three months ended March 31, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 36.2%. For the three months ended March 31, 2005, the Company recorded an income tax benefit of $22.1 million based on a pre-tax loss from continuing operations of $55.1 million, resulting in an effective income tax rate of 40.1%.

NOTE 10.  DISCONTINUED OPERATIONS

On March 30, 2006, the Company sold its Business Services Division in the United Kingdom and Ireland, which included the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for net proceeds of $85.7 million, resulting in an after-tax gain of approximately $7.7 million. The net book value of the business included assets comprised primarily of goodwill of $42.6 million, fixed assets of $14.9 million and other current assets of $6.4 million, offset by liabilities of $4.7 million. In addition, currency translation adjustments of $0.7 million previously recorded in accumulated other comprehensive loss were realized.

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its High Value Products Division (“HVP”) businesses, as well as certain other logistics businesses, which included Specialized Transportation in Europe and Transportation Solutions (“TS”) in North America (“the Disposal Plan”). These actions effectively exited the Company from its asset-intensive logistics businesses globally. In connection with the Disposal Plan, the Company:

•                  Completed the sale of its HVP business in 2004;

•                  Completed the sale of all of the outstanding stock of three subsidiaries (midiData Logistic GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated as the Company’s Specialized Transportation–Europe business on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million in the first quarter of 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005; and

•                  Completed the sale of its TS segment through its North American Van Lines, Inc. subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP, on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million will be deferred until receipt in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. A pre-tax gain of $1.0 million will be recorded in the third quarter of 2006 when the service agreement is fulfilled. Net proceeds from the sale were $11.5 million. In the first quarter of 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million in the third quarter of 2005.

The Company also incurred $5.6 million in charges related to logistics warehouses under lease, of which $1.1 million and $4.5 million were recorded in the second and third quarters of 2005, respectively. These costs related to facilities the Company vacated during 2005. These charges primarily included costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company also incurred compensation and agent costs of $0.9 million and $1.4 million, respectively, which were recorded primarily in the third quarter of 2005.

In the first quarter of 2005, the Company approved the sale of the following businesses, which completed the Company’s exit from a majority of its commercial freight/logistics businesses:

•                  The Fleet Service business assets were sold on March 30, 2005 to Hanning & Bean Enterprises for net proceeds of $3.3 million. The assets included land, building, equipment, and inventory with a net book value of $3.6 million. The sale resulted in a pre-tax loss of $0.3 million in the first quarter of 2005.

•                  The Blanketwrap business assets were sold on May 13, 2005 to Gainey Transportation Services, Inc. for net proceeds of $0.9 million and a non-interest bearing note receivable with a face value of $1.7 million. The assets included tractors, trailers and other equipment with a net book value of $1.0 million and goodwill of $0.4 million. The sale resulted in a pre-tax gain of $0.9 million in the second quarter of 2005.

•                  The Flatbed business assets were sold on August 12, 2005 to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets included tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale resulted in a pre-tax gain of $1.7 million in the third quarter of 2005.

In the third quarter of 2005, the Company approved the sale of the following businesses which were completed in the fourth quarter of 2005:

•                  On December 8, 2005, the Company sold all of the outstanding stock of its Australian and New Zealand Pickfords Records Management business with an effective date of November 30, 2005 to Iron Mountain, Inc. for net proceeds of approximately $79.0 million, resulting in a pre-tax gain of approximately $56.4 million in the fourth quarter of 2005. The net book value of the business included assets comprised primarily of property and equipment of $11.7 million and goodwill of $11.8 million, offset primarily by other current liabilities.

•                  On December 30, 2005, the Company sold all of the common stock of the Transguard Insurance Company of America, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. for $56.7 million, of which $4.2 million was recorded as a receivable. Net proceeds were $8.5 million after a transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

In the third quarter of 2005, based upon the terms of the definitive agreement, the Company recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets, as these assets were no longer deemed fully recoverable. In addition, based upon the execution of the definitive agreement, the Company did not have the ability to hold securities to maturity and recognized previously unrealized pre-tax losses on investments of $1.7 million and $0.8 million in the third and fourth quarters of 2005, respectively.

In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company has guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium will be accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee will be amortized into income on a straight line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company will retain the potential future benefit associated with net deferred tax assets for the U.S. Insurance Business.

Revenues from discontinued operations were $8.5 million and $102.8 million and pre-tax operating losses were $4.4 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Gain on disposals, net of tax, was $8.1 million and $7.5 million for the three months ended March 31, 2006 and 2005, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

Accruals Associated with Discontinued Operations

The following table provides details of the discontinued operations accruals as of March 31, 2006:

(In millions)	Facility Leases	Trailer Leases	Contract Termination Costs	Total
Balance at December 31, 2005	$12.6	$0.8	$1.3	$14.7
Payments	(1.0)	(0.4)	(0.8)	(2.2)
Balance at March 31, 2006	$11.6	$0.4	$0.5	$12.5

Balance sheet classification:
Other current liabilities	$3.2	$0.4	$0.5	$4.1
Other long-term liabilities	$8.4	$—	$—	$8.4

Remaining payments related to facility leases will be made through November 2014. The Company expects that all of the disposal costs listed above will result in future cash expenditures.

NOTE 11.  INDEPENDENT AND INTERNAL REVIEWS

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of the Company’s former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. General and administrative expense in 2005 includes third-party costs associated with these reviews, which did not occur in 2006. The total cost for the three months ended March 31, 2005 was $27.2 million.

NOTE 12.  RESTRUCTURING EXPENSE

In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. The total cost of the restructuring plan in 2005 was $9.9 million. The Company recorded charges in 2005 of $9.2 million in severance benefits for 283 individuals who were identified as part of the workforce reduction and a $0.7 million charge for nine facilities exited as part of the restructuring. In the first quarter of 2006, the Company recognized charges of $0.1 million for other costs in general and administrative expense in the Condensed Consolidated Statement of Operations.

The restructuring accrual balance was $3.7 million and $6.6 million at March 31, 2006 and December 31, 2005, respectively. Severance and benefit payments will be paid by September 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the three months ended March 31, 2006:

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
Balance at December 31, 2005	$6.0	$0.6	$—	$6.6
Restructuring charge	—	—	0.1	0.1
Payments	(2.8)	(0.1)	(0.1)	(3.0)
Other adjustments	0.1	(0.1)	—	—
Balance at March 31, 2006	$3.3	$0.4	$—	$3.7

NOTE 13.  OPERATING SEGMENTS

The Company reports its results in the following reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. Financing, tax, information technology, legal and other related expenses are allocated to the segments. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

As discussed in Note 10 “Discontinued Operations”, in the first quarter of 2006, the Business Services Division in the United Kingdom and Ireland – a component of the Moving Services Europe and Asia Pacific segment, was discontinued. In 2005, the operations of the U.S. Insurance Business and Fleet Service - components of the former Network Services segment, the Blanketwrap and Flatbed businesses - components of the Moving Services North America segment, and Records Management Australia and New Zealand - a component of the Moving Services Europe and Asia Pacific segment, were discontinued. In 2004, the operations of the former Transportation Solutions segment, the HVP Division - a component of the Moving Services North America segment, and Specialized Transportation in Europe - a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the condensed consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the condensed consolidated financial statements for all periods presented.

Segment information is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Revenues:
Global Relocation Services	$415.9	$352.4
Moving Services North America	251.1	258.3
Moving Services Europe and Asia Pacific	90.6	94.1
Total Continuing Operations	$757.6	$704.8

Operating loss from continuing operations:
Global Relocation Services	$(3.9)	$(4.6)
Moving Services North America	(4.4)	(2.3)
Moving Services Europe and Asia Pacific	(3.1)	(11.9)
Corporate	(11.0)	(29.4)
Total Continuing Operations	$(22.4)	$(48.2)

	March 31, 2006	December 31, 2005
Total assets:
Global Relocation Services	$607.4	$597.6
Moving Services North America	353.3	396.1
Moving Services Europe and Asia Pacific	239.7	314.3
Corporate (1)	49.0	38.4
Total Continuing Operations	$1,249.4	$1,346.4

(1)          Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment, and other miscellaneous assets.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified damages.

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

The parties have entered into settlement discussions. As a result, the Company recorded a charge of $5.6 million in the first quarter of 2006, reflecting its best estimate of the settlement costs to be incurred in connection with this matter. However, the Company cannot predict at this time whether it will be successful in the settlement discussions, and there can be no assurance that a settlement will be reached. Further, an unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

SEC Investigation

 In February 2005, the Company received notice of an informal inquiry from the SEC related to the Company’s January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. On May 1, 2007, the Company received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute regulatory proceedings against the Company, alleging that the Company violated various provisions under Sections 12 and 13 of the Securities Exchange Act of 1934.  The “Wells” notice offers the Company the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. The Company continues to cooperate with the investigation.

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

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenues of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, the Company received a statement of objections from the European Commission. In December 2006, the Company provided its response to the statement of objections. In March 2007, the Company appeared before the European Commission to present its oral argument on the matter.

The Company is cooperating with the investigations. For the three months ended March 31, 2006 and 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against the Company’s subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, the Company entered into a settlement agreement with OOIDA pursuant to which it will settle this litigation for approximately $8.0 million. The settlement agreement is subject to final court approval, and there is no assurance that the settlement will receive court approval. Under the terms of its agency agreements with each of its agents, the Company believes it is indemnified by the agents for such potential liability. However, because the Company intends to share in the settlement costs, the Company has recorded a $2.7 million charge in the first quarter of 2006 related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which the Company considers appropriate in the circumstances.

Other

In addition, the Company is involved from time-to-time in lawsuits that challenge some of the Company’s exemptions from antitrust laws, as well as other routine legal matters incidental to its business, including lawsuits relating to the conduct of its agents and drivers. Such lawsuits have arisen, and in the future may arise, from accidents involving serious injuries or the loss of life. While the Company may be liable for damages or suffer reputational harm from litigation, the Company believes that such legal proceedings will not have a materially adverse effect on its financial position, results of operations or liquidity.

NOTE 15.  SUBSEQUENT EVENTS

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of August 15, 2006. The amendment, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 150 basis points, subject to increase or decrease upon certain events, and eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to the Company raising stated levels of qualifying capital. On September 29, 2006, SIRVA met the conditions by selling $75.0 million of Convertible Notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. An amendment on September 29, 2006 requires the Company to file with the SEC its 2006 Annual Report on Form 10-K by June 30, 2007. The Company will defer bank fees of approximately $1.2 million incurred for these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. Fees of $9.5 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments were made on the Term Loan of $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of Convertible Notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom.

Effective August 15, August 16 and October 12, 2006, the Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation, LLC and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Company will expense fees of $0.6 million and $0.2 million in the third and fourth quarters of 2006, respectively.

Effective May 2006, a Company subsidiary, SIRVA Mortgage, entered into an amendment of the flexible early purchase facility, which increased the facility from $120.0 million to $250.0 million. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the warehousing credit and security agreement (revolving credit facility) from $80.0 million to $40.0 million. In October 2006, SIRVA Mortgage entered into an amendment to reduce the warehousing credit and security agreement (revolving credit facility) to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation, LLC or its assignees under relocation programs.

On May 15, 2006, the Company issued preliminary financial statements for the nine months ended September 30, 2005. Delivery of these preliminary financial statements resulted in a decrease in the margin on the Credit Facility of 50.0 basis points. On May 17, 2006, Standard and Poor’s Ratings Services lowered its ratings on the Company and SIRVA Worldwide to B from B+, with all ratings on credit watch with negative implications, which resulted in an increase in the margin on the Credit Facility of 50.0 basis points.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% Convertible Notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among the Company, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”).  Pursuant to the terms of the Purchase Agreement, the Company also agreed to sell to ValueAct Capital one share of its series A preferred stock. Both Purchasers are current stockholders of the Company. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% Convertible Preferred Stock upon stockholder approval of the conversion of the Convertible Notes and related issuance of Convertible Preferred Stock (“Conversion Event”).  If a Conversion Event has not occurred by May 31, 2007, the Company must pay additional interest on the Convertible Notes at a rate of 2.00% per annum. As of the date of this filing, the Company believes the Conversion Event will occur sometime in the third quarter of 2007. The additional interest would be paid in shares of the Company’s common stock based on a price of $3.00 per share.  The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

In October 2006, Standard and Poor’s Ratings Services withdrew its ratings on the Company and SIRVA Worldwide due to the delay in filing updated financial statements for 2005 and 2006 and the lack of adequate financial information to properly determine the Company’s current credit standing and evaluate creditor’s risks. Also in October 2006, Moody’s Investors Services withdrew their ratings for the Company and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. As a result of the ratings withdrawal, margin on the Credit Facility increased 50.0 basis points.

On March 8, 2007, Mr. Brian Kelley resigned as a member of the Company’s Board of Directors and as the Company’s President and Chief Executive Officer, effective as of April 1, 2007. Mr. Kelley’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On March 8, 2007, the Board of Directors elected current director Robert W. Tieken as interim Chief Executive Officer, effective as of April 1, 2007.

On March 13, 2007, the Company entered into a definitive agreement to sell its continental Europe moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary, and Russia to Transeuro Amertrans International Holdings BV, an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. Specifically, the Company will sell all of the issued and outstanding shares of capital stock of Allied Arthur Pierre SA, Allied Pickfords BV, Allied Pickfords KeS Kft, Allied Pickfords Polska Sp. Zoo, Allied Pickfords sro, Allied Varekamp BV, SIRVA Deutschland GmbH, Scanvan Holding AB and SIRVA S.A. The transaction, with a purchase price of approximately $9.2 million, which is subject to certain closing adjustments, closed on March 31, 2007. In connection with the agreement, TEAM will enter into authorized representative agreements in each of those countries. Under the representative agreements, TEAM would have the right to use the Allied trademark and pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee would increase by 5% each year for five years.

In addition, TEAM made an irrevocable offer to purchase the Company’s moving services operations in France, operated by SIRVA France S.A.S, and Belgium, operated by Allied Arthur Pierre NV (the “Offer”). The Offer was conditional on the satisfaction of certain employee consultation requirements in those countries. Having satisfied certain employee consultation requirements in France, the Company accepted the Offer with respect to the Company’s moving services operations in France on April 4, 2007, effective as of March 31, 2007. The proceeds were insignificant. Having satisfied certain employee consultation requirements in Belgium, the Company accepted the Offer with respect to the Company’s moving services operations in Belgium on April 20, 2007, effective as of March 31, 2007. The proceeds were $0.8 million.

The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $24.1 million, property and equipment of $11.3 million, other assets of $4.4 million, accounts payable and accrued liabilities of $32.1 million, and capital lease obligations of $4.2 million.

SIRVA Finance Limited, a Company subsidiary, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $61.3 million at March 31, 2006. The outstanding balance of these facilities was $28.2 million at March 31, 2006. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. The Company expects to replace this facility and does not expect this to have a material adverse effect on its financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of SIRVA, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a leader in the global relocation industry providing our solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. In 2006, we operated in more than 40 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Maison Huet in France; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France and Luxembourg; Allied Varekamp in the Netherlands; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

In the first quarter of 2007, we sold our moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The purchase price was approximately $9.2 million, subject to certain closing adjustments. TEAM will become the Allied network representative in each of those countries. In addition, TEAM made an irrevocable offer to purchase our moving services operations in France and Belgium conditional on the satisfaction of certain employee consultation requirements in those countries. Having satisfied certain employee consultation requirements in France, the Company accepted the Offer with respect to the Company’s moving services operations in France on April 4, 2007, effective as of March 31, 2007. The proceeds were insignificant. Having satisfied certain employee consultation requirements in Belgium, the Company accepted the Offer with respect to the Company’s moving services operations in Belgium on April 20, 2007, effective as of March 31, 2007. The proceeds were $0.8 million.

The following discussion is intended to provide the reader with an overview of our 2006 operating results. Nine month information is provided as we are filing each of our quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2006 on the same date.

The demand for our services is subject to changes in the economy, which can impact our profitability. In the first nine months of 2006, the Global Relocation Services segment grew 12.5% over the corresponding period in 2005, with home sale revenues up 12.6%. The Moving Services North America segment continued to be impacted by a soft housing market resulting in revenues declining 4.8%. In our Moving Services Europe and Asia Pacific segment, revenues increased slightly as the European market began to stabilize.

Operating income from continuing operations improved significantly from a loss of $103.1 million for the first nine months of 2005 to $6.1 million of income for the corresponding period in 2006. Excluding the 2005 special investigation charges of $57.2 million, the European impairment and restructuring charges of $59.1 million, and the 2006 legal charges for the securities class action complaint and anticipated settlement of the outstanding OOIDA litigation of $8.3 million (see “Litigation and Governmental Investigations” for more information), operating income for the first nine months of 2006 was relatively flat compared to the corresponding period in 2005.

In 2006, we incurred significant losses on homes sold in the Global Relocation Services segment. Due to a significant increase in fixed-fee initiations, coupled with a large down-turn in the U.S. housing market, we incurred a loss on homes sold of $26.6 million in the first nine months of 2006, compared to a loss of $8.3 million in the first nine months of 2005. Throughout 2006 and into 2007, we have focused on several key areas to improve our Relocation Services performance – operating and process controls covering risk management, vendor management, and training and delivery consistency across all operating centers.

In the Moving Services North America segment, difficult market conditions in the military and consumer channels and a $2.7 million charge recorded for the OOIDA litigation, more than offset a reduction in bad debt expenses and productivity improvements made during the first nine months of 2006 compared to 2005. Excluding the legal charge, operating income improved by $0.8 million, or 3.4%. In 2007, we will continue to focus on operating efficiencies through consolidation of our support of the Allied® and northAmerican® brands.

Europe and Asia Pacific nine month 2006 results reflect the stabilization of the United Kingdom and other European markets, along with the Asia Pacific region, and the impact of the 2005 expense reduction initiatives. Gross margins were up 200 basis points, and there was a $20.7 million improvement in operating income, excluding the 2005 impairment and restructuring charges related to Europe.

On March 30, 2006, we sold our Business Services Division in the United Kingdom and Ireland, which included the assets of our Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for net proceeds of $85.7 million, resulting in an after-tax gain of approximately $7.7 million. A portion of the net proceeds were used to pay down outstanding debt resulting in a debt extinguishment charge of $1.0 million in the first quarter of 2006. The business was classified as a discontinued operation in the first quarter of 2006.

SIRVA Worldwide executed amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of March 23, 2006 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, subject to increase or decrease upon certain events, and eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to us raising stated levels of qualifying capital. On September 29, 2006, we met the conditions by selling $75.0 million of convertible notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. An amendment on September 29, 2006 requires us to file with the Securities and Exchange Commission (“SEC”) our 2006 Annual Report on Form 10-K by June 30, 2007. We will defer bank fees of approximately $1.8 million incurred for these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. Fees of $9.5 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment will be expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments were made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of our Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10.0% convertible notes due 2011 (“Convertible Notes”), pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among us, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”).  Pursuant to the terms of the Purchase Agreement, we also agreed to sell to ValueAct Capital one share of our series A preferred stock. Both Purchasers are current stockholders of the Company. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Convertible Notes will automatically convert into 75,000 shares of our 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Convertible Notes and related issuance of

Convertible Preferred Stock (“Conversion Event”).  If a Conversion Event has not occurred by May 31, 2007, we must pay additional interest on the Convertible Notes at a rate of 2.00% per annum. As of the date of this filing, the Company believes the Conversion Event will occur sometime in the third quarter of 2007. The additional interest would be paid in shares of our common stock based on a price of $3.00 per share. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

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

Results of Continuing Operations

Consolidated Results of Continuing Operations

	Three months ended March 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$757.6	$704.8	7.5%
Gross margin	66.2	66.3	(0.3)%
Operating expenses	88.6	114.5	(22.7)%
Operating loss from continuing operations	(22.4)	(48.2)	53.5%
Loss from continuing operations	(32.5)	(33.0)	1.4%

Revenues:   Revenues from continuing operations were $757.6 million for the quarter ended March 31, 2006, which represents a $52.8 million, or 7.5%, increase compared to $704.8 million for the corresponding quarter in 2005. The increase in revenues was the result of growth in our Global Relocation Services segment driven by a 15.1% increase in the number of fixed-fee homes sold in North America.

Gross margin:   Gross margin from continuing operations was $66.2 million for the quarter ended March 31, 2006, which represents a slight decrease, compared to $66.3 million for the corresponding quarter in 2005. Excluding unfavorable effects of changes in foreign exchange rates of $2.0 million, organic gross margins increased $1.9 million, or 2.7%. The increase was primarily driven by Moving Services Europe and Asia Pacific, as a result of the 2005 restructuring, which reduced fixed costs and improved operating efficiencies in the European operations.

Gross margin as a percentage of revenue for the first quarter of 2006 was 8.7%, which represents a 0.7 percentage point decrease, compared to 9.4% for the first quarter of 2005. The decline in gross margin was due to an increase in loss on homes sold and decline in related service margins in the Global Relocation Services segment.

Operating expenses:   Operating expenses for the first quarter of 2006 were $88.6 million, which represents a $25.9 million, or 22.7%, decrease compared to $114.5 million for 2005. The decrease is primarily due to $27.2 million of costs associated with certain independent and internal reviews in 2005, which did not recur in 2006. Changes in exchange rates decreased operating expenses by $2.4 million, and bad debt expense decreased by $2.3 million. In addition, operating expenses declined in the Moving Services Europe and Asia Pacific segment.  Europe declined $8.0 million, as a result of headcount reductions and improved efficiencies due to the 2005 restructuring. The decreases were partially offset by $8.3 million of legal charges related to the securities class action complaint and the anticipated settlement of the OOIDA litigation, along with a $1.0 million increase in stock compensation expense due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share-Based Payment.

Intangibles amortization expense for the first quarter of 2006 was $2.4 million, which represents a $0.6 million decrease, compared to $3.0 million in 2005. This decrease is primarily due to a reduction in Global Relocation Services and the 2005 write-off of intangibles for Moving Services Europe.

Operating loss from continuing operations:   Operating loss from continuing operations was $22.4 million for the quarter ended March 31, 2006, which represents a $25.8 million improvement, compared to an operating loss from continuing operations of $48.2 million for the corresponding period in 2005. As discussed above, the increase is directly related to the reduction in operating expenses.

Interest expense:   Interest expense was $10.2 million for the first quarter of 2006, which represents a $3.6 million, or 54.6%, increase compared to $6.6 million in 2005. The increase was due to an increase in the effective interest rate to 9.13% for the quarter ended March 31, 2006 from 5.44% in the corresponding period in 2005. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates.

Debt extinguishment expense:   In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan.

Income tax benefit:   For the three months ended March 31, 2006, the income tax benefit was $1.1 million based on a pre-tax loss from continuing operations of $33.6 million, resulting in an effective income tax rate of 3.2%. The difference between the effective income tax rate and statutory tax rate for the three-month period ended March 31, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 36.2%. For the three months ended March 31, 2005, the income tax benefit was $22.1 million based on a pre-tax loss from continuing operations of $55.1 million, resulting in an effective income tax rate of 40.1%.

Loss from continuing operations:   Loss from continuing operations was $32.5 million, or $0.44 per diluted share, for the quarter ended March 31, 2006, which represents a $0.5 million, or $0.01 per diluted share, improvement compared to a loss from continuing operations of $33.0 million, or $0.45 per diluted share, for the corresponding quarter in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Three months ended March 31,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$69.8	$62.8	11.2%
Home sales	346.1	289.6	19.5%
Total revenues	415.9	352.4	18.0%
Gross margin:
Service	21.9	20.7	5.7%
Home sales	(5.8)	(3.8)	(52.5)%
Total gross margin	16.1	16.9	(4.9)%
Operating expenses	20.0	21.5	(7.3)%
Operating loss from continuing operations	(3.9)	(4.6)	16.2%

Revenues were $415.9 million for the quarter ended March 31, 2006, which represents a $63.5 million, or 18.0%, increase compared to $352.4 million for the corresponding quarter in 2005. Home sale revenues were $346.1 million in 2006, which represents a $56.5 million, or 19.5%, increase compared to $289.6 million for 2005. The increase was driven by a 15.1% increase in fixed-fee homes sold, coupled with a 12.0% increase in the average market value of homes sold.  Service revenues were $69.8 million in 2006, which represents a $7.0 million, or 11.2%, increase compared to $62.8 million in 2005.

Gross margin was $16.1 million for the first quarter of 2006, representing a $0.8 million, or 4.9%, decrease compared to $16.9 million for the corresponding quarter in 2005. Gross margin as a percentage of revenues was 3.9% for 2006, which represents a 0.9 percentage point decrease, compared to 4.8% in 2005. The decline in the gross margin rate was primarily driven by higher inventory costs, coupled with an increase in losses on homes sold and write-down of houses in inventory.

Operating expenses were $20.0 million for the first quarter of 2006, which represents a $1.5 million decrease, compared to $21.5 million in 2005. The decrease was the result of better collections in 2006, which caused bad debt expenses to decrease by approximately $1.3 million, coupled with a $0.4 million reduction in intangibles amortization expense.

Operating loss was $3.9 million for the first quarter of 2006, which represents a $0.7 million improvement, compared to an operating loss of $4.6 million in 2005. The improvement was entirely driven by the reduction in operating expenses.

Moving Services North America

	Three months ended March 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$251.1	$258.3	(2.8)%
Gross margin	23.4	23.1	1.1%
Operating expenses	27.8	25.4	8.8%
Operating loss from continuing operations	(4.4)	(2.3)	(84.6)%

Revenues were $251.1 million for the quarter ended March 31, 2006, which represents a $7.2 million, or 2.8%, decrease compared to $258.3 million for the corresponding quarter in 2005. A modest increase in revenue per shipment and a $0.5 million favorable movement in exchange rates were offset by declines in household goods shipments and client service revenues.

Gross margin was $23.4 million for the first quarter of 2006, which represents a $0.3 million, or 1.1%, increase compared to $23.1 million in 2005. Gross margin as a percentage of revenues was 9.3% for 2006, which represents a slight increase compared to 9.0% in 2005. The increase in gross margin rate was primarily driven by lower claims expense and equipment costs in the first quarter of 2006 as compared to 2005.

Operating expenses were $27.8 million for the first quarter of 2006, which represents a $2.4 million, or 8.8%, increase compared to $25.4 million in 2005. The increase in operating expenses was largely driven by a $2.7 million legal charge for the anticipated settlement of the outstanding OOIDA litigation (see “Litigation and Governmental Investigations” for more information). Excluding this legal charge, operating expenses were lower by $0.3 million, or 1.6%, compared to 2005.

Operating loss from continuing operations was $4.4 million for the first quarter of 2006, which represents a $2.1 million decrease, compared to a loss of $2.3 million in 2005. The increase in operating loss was entirely driven by the legal charge associated with the OOIDA litigation. Excluding this charge, operating loss declined by $0.6 million, or 28.4%. The improvement was due to the increase in gross margin and decrease in operating expenses.

Moving Services Europe and Asia Pacific

	Three months ended March 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$90.6	$94.1	(3.8)%
Gross margin	27.4	27.1	1.0%
Operating expenses	30.5	39.0	(21.8)%
Operating loss from continuing operations	(3.1)	(11.9)	73.7%

Revenues were $90.6 million for the quarter ended March 31, 2006, which represents a $3.5 million, or 3.8%, decrease compared to $94.1 million in the corresponding quarter of 2005. Changes in exchange rates reduced revenue by $6.4 million compared to 2005. Organically, revenue grew $2.9 million, or 3.0%. The increase was driven by Australia, Scandinavia and Germany, partially offset by declines in the United Kingdom and continental Europe.

Gross margin was $27.4 million for the quarter ended March 31, 2006, which represents a $0.3 million, or 1.0%, improvement compared to $27.1 million for the corresponding quarter in 2005. The gross margin as a percentage of revenues was 30.3% in the first quarter of 2006, which represents a 1.4 percentage point increase compared to 28.9% in 2005. Excluding the unfavorable effect of changes in exchange rates of $1.9 million, gross margin improved $2.2 million. The improvement in the gross margin rate was a result of the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $30.5 million for the first quarter of 2006, which represents an $8.5 million, or 21.8%, decrease compared to $39.0 million in 2005. Excluding the effect of changes in exchange rates of $2.2 million, operating expenses decreased $6.3 million. The decrease was primarily driven by the European operations resulting from the 2005 restructuring, and a refocus on the U.K. Moving Services business by the new U.K. management team.  Headcount reductions, gain on sale of properties, improvement in accounts receivable collections, and overall reductions in operating costs resulted in the improvement.

Operating loss was $3.1 million for the first quarter of 2006, which represents an $8.8 million improvement, compared to a loss of $11.9 million in 2005. Excluding a $0.3 million favorable impact due to changes in exchange rates, operating loss decreased $8.5 million. The improvement was driven by the increase in revenue, coupled with improved gross margins and lower operating expenses.

Corporate

For the quarter ended March 31, 2006, we incurred $11.0 million of corporate expenses, representing an $18.4 million decrease compared to $29.4 million in the corresponding quarter of 2005. The decrease was primarily attributable to costs of $27.2 million associated with certain independent and internal reviews in 2005, which did not recur in 2006. The decrease was partially offset by $5.6 million of legal charges for the securities class action complaint and $1.0 million of additional stock compensation expense, primarily related to the adoption of SFAS No.123(R), Share-Based Payment.

Results of Discontinued Operations

In March, 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment.

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

As a result of the Board of Directors’ approval of the sales of these businesses, the results of these businesses are reported in discontinued operations in our unaudited condensed consolidated financial statements.

Income from discontinued operations in our unaudited Condensed Consolidated Statements of Operations include revenues of $8.5 million and $102.8 million and pre-tax operating losses of $4.4 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Gain on disposals, net of tax, was $8.1 million and $7.5 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the gain included $7.7 million for the sale of our Business Services Division in the United Kingdom and Ireland. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business.  Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 10 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $528.2 million senior credit facility through SIRVA Worldwide. This credit agreement with JPMorgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility and a $353.2 million term loan obligation.

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

We executed amendments to the credit agreement with effective dates of March 23 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by a total of 200.0 basis points, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to SIRVA raising stated levels of qualifying capital. On September 29, 2006, SIRVA met the conditions. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. An amendment on September 29, 2006 requires us to file with the SEC our 2006 Annual Report on Form 10-K by June 30, 2007. Under the amended terms of the agreement, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending September 30, 2006 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of September 30, 2006 is 7.25:1, and the ratio is adjusted each quarter, falling to 4.75:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.5:1 beginning in September 2006 and remains at that level through all of 2007. Although we believe that we can meet the extended filing deadlines and continue to be in compliance with the financial covenants, we intend to obtain a further amendment of our financial covenants during the second quarter of 2007 to provide greater flexibility as market conditions and other factors continue to impact our results of operations. There is no assurance that we would be able to obtain such amendment. The amendments to the credit agreement are included in our Current Reports on Form 8-K filed with the SEC on March 29, 2006, August 17, 2006 and September 29, 2006.

Our subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a warehousing credit and security agreement (revolving credit facility) and a flexible early purchase facility to fund our mortgage loans held for resale. In March 2006, an amendment to the flexible early purchase facility established a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. Effective May 2006, another amendment increased the flexible early purchase facility from $120.0 million to $250.0 million. The flexible early purchase facility is now the primary means for SIRVA Mortgage to fund their traditional residential first mortgage lending. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the warehousing credit and security agreement (revolving credit facility) from $80.0 million to $40.0 million. In October 2006, SIRVA Mortgage entered into an amendment to the warehousing credit and security agreement (revolving credit facility) to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs. Both the warehousing credit and security agreement (revolving credit facility) and the flexible early purchase facility contain covenants calculated at the SIRVA Mortgage level. The facilities require a minimum tangible net worth of $11.0 million, a maximum leverage of 17:1 through September 30, 2006 and 15:1 thereafter, and a minimum current ratio of 1.05:1. SIRVA Mortgage has been compliant with the terms of its agreements and anticipates remaining compliant throughout 2007 based on current performance and anticipated results.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $61.3 million at March 31, 2006. The outstanding balance of these facilities was $28.2 million at March 31, 2006 and $31.8 million at December 31, 2005. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. We expect to replace this facility and do not expect this to have a material adverse effect on our financial position.

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

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10.0% Convertible Notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006. See Note 15 “Subsequent Events” to our Notes to the Unaudited Condensed Consolidated Financial Statements for more detail.

Cash flows

Cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flows statement category. The most significant of which is the proceeds from disposition of the Business Services Division in the United Kingdom and Ireland for $85.7 million. The absence of cash flows from discontinued operations is not expected to have a material affect on future liquidity and capital resources.

Cash flows from operating activities

Net cash used for operating activities was $12.9 million and $31.3 million for the three months ended March 31, 2006 and 2005, respectively, representing an increase of $18.4 million. The increase is primarily due to changes in operating assets and liabilities, which generated $15.0 million in additional cash compared to the prior year.

Cash flows from investing activities

Cash provided by investing activities was $81.0 million and $2.6 million in the first quarter ended March 31, 2006 and 2005, respectively.  Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland completed in the first quarter ended March 31, 2006 were $85.7 million. Net proceeds from sales completed in the first quarter ended March 31, 2005 for the Specialized Transportation – Europe and Fleet Service businesses were $12.9 million. Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $4.4 million and $6.6 million in the three months ended March 31, 2006 and 2005, respectively. Capital expenditures for the year ended December 31, 2006 will be approximately $18.0 million. Net purchases of investments were $0.2 million in 2006 compared to $2.9 million in 2005.  In the first quarter of 2005, $1.1 million of additional purchase costs were incurred related to the various acquisitions in 2004.

Cash flows from financing activities

Net cash used for financing activities was $68.8 million in the three months ended March 31, 2006 compared to cash provided by financing activities of $15.7 million in the three months ended March 31, 2005. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net payments on borrowings were $57.6 million for the three months ended March 31, 2006 compared to net proceeds from borrowings of $8.9 million for the three months ended March 31, 2005. Change in book overdrafts had a negative impact on cash of $7.8 million in the three months ended March, 31 2006 compared to a positive impact on cash of $8.7 million in the three months ended March 31, 2005.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement to sell up to $200.0 million, of which 65% has been utilized as of March 31, 2006, of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. Net proceeds from receivables sold of $265.8 million were offset by collections paid of $261.4 million for the three months ended March 31, 2006.

Effective March 27, August 15, August 16, and October 12, 2006, the Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and Executive Relocation Corporation as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and in August 2006 increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Receivables Sale Agreement does not contain any financial covenants, but does contain requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations. The amendments to the Receivables Sale Agreement and the Second Amended and Restated Receivables Sale Agreement are included in our Current Reports on Form 8-K filed with the SEC on March 31, August 17, October 18, and December 29, 2006.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our independent registered public accounting firm and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiff seeks unspecified damages.

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

The parties have entered into settlement discussions. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. However, we cannot predict at this time whether we will be successful in the settlement discussions, and there can be no assurance that a settlement will be reached. Further, an unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. On May 1, 2007, we received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute regulatory proceedings against us, alleging that we violated various provisions under Sections 12 and 13 of the Exchange Act.  The “Wells” notice offers us the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. We continue to cooperate with the investigation.

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

In Europe, antitrust regulators have the authority to levy fines. The total amount of any fine levied by a regulator for a particular infringement cannot exceed 10% of the total revenues of the entity on which the fine is levied in the year preceding the levying of the fine. The amount of any fine takes account of the scale of the infringing entity and is computed based on the gravity of the infringement and its duration. It is adjusted to take account of any aggravating or attenuating circumstances and may be reduced to reflect cooperation with the investigative process. Any fine is imposed by way of a regulatory decision, which is preceded by the issuing of a statement of objections in which the regulator sets out its preliminary findings on any infringement. The addressee of the statement of objections is given the opportunity to respond to the findings set out in the statement of objections. In October 2006, we received a statement of objections from the European Commission. In December 2006, we provided our response to the statement of objections. In March 2007, we appeared before the European Commission to present our oral argument on the matter.

We are cooperating with the investigations. For the three months ended March 31, 2006 and 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, we entered into a settlement agreement with OOIDA pursuant to which we will settle this litigation for approximately $8.0 million. The settlement agreement is subject to final court approval, and there is no assurance that the settlement will receive court approval. Under the terms of our agency agreements with each of our agents, we believe we are indemnified by the agents for such potential liability. Because we intend to share in the settlement costs, we have recorded a $2.7 million charge during the first quarter of 2006 related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which we consider appropriate in the circumstances.

Other

In addition, we are involved from time-to-time in lawsuits that challenge some of our exemptions from antitrust laws, as well as other routine legal matters incidental to our business, including lawsuits relating to the conduct of our agents and drivers. Such lawsuits have arisen, and in the future may arise, from accidents involving serious injuries or the loss of life. While we may be liable for damages or suffer reputational harm from litigation, we believe that such legal proceedings will not have a materially adverse effect on our financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are required to adopt SFAS No. 158 in the fourth quarter of 2006. We are currently evaluating the impact that this statement will have on our financial statements. Based on the projected amounts as of December 31, 2006, an additional liability of $12.2 million would be recorded with an offset to accumulated other comprehensive loss within stockholders’ equity.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”)  48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 in the first quarter of 2007. We do not expect this interpretation to have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 in the first quarter of 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

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

•                  the impact of the material weaknesses in internal control over financial reporting identified in this report and the 2005 Annual Report on Form 10-K, and the cost of remediating those weaknesses;

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Part I, Item 1A, “Risk Factors” in the 2005 Annual Report on Form 10-K, should be considered when reviewing the forward-looking statements contained in this report.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2006. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2005 Annual Report on Form 10-K, management concluded that as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses listed in 1 through 16 below which continued to exist as of March 31, 2006:

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

3)	The Company did not maintain effective controls over the complete and accurate recording of leases.

4)	The Company did not maintain effective controls over the complete and accurate recording of purchase business combinations.

5)	The Company did not maintain effective controls over the complete and accurate recording of revenue.

6)	The Company did not maintain effective controls over the complete and accurate recording and classification of receivable securitization transactions within its Global Relocation Services segment.

7)	The Company did not maintain effective controls over the complete and accurate recording of customer incentive and agent commission liabilities.

8)	The Company did not maintain effective controls over the complete recording of severance and other stock-based compensation accruals.

9)	The Company did not maintain effective controls over reconciliations of certain financial statement accounts.

10)	The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring.

11)	The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts.

12)	The Company did not maintain effective controls over spreadsheets.

13)	The Company did not maintain effective controls over income taxes.

14)	The Company did not maintain effective controls over cash management within its Global Relocation Services segment.

15)	The Company did not maintain effective controls over the valuation of accounts receivable within its Global Relocation Services segment.

16)	The Company did not maintain effective controls to restrict access to certain financial application programs and data.

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

The Audit Committee has adopted certain remedial measures that are designed to improve the Company’s control environment and to address these material weaknesses (“Remedial Measures”). While most of the Remedial Measures below have been implemented, until the testing and review of the controls are performed as part of the year-end audit, the material weaknesses noted in the Company’s 2005 Annual Report on Form 10-K have continued to be reported in this Quarterly Report on Form 10-Q. The Remedial Measures include, but are not limited to, the following:

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

d)

Recruiting additional personnel trained in accounting and financial reporting under U.S. generally accepted accounting principles (“U.S. GAAP”) to enhance supervision with regard to, among other things, account reconciliations and documentation supporting entries into the Company’s financial systems;

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, the Company has identified no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are involved from time-to-time in other routine legal matters incidental to our business, including lawsuits relating to the conduct of our agents and drivers. Such lawsuits have arisen, and in the future may arise, from accidents involving serious injuries or the loss of life. While we may be liable for damages or suffer reputational harm from litigation, we believe that such legal proceedings will not have a materially adverse effect on our financial position or results of operations.

We also incorporate by reference the information set forth in Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document	Method of Filing
10.1	Employment Agreement, dated as of January 23, 2006, between SIRVA, Inc. and Eryk J. Spytek.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 27, 2006 and incorporated herein by reference.

10.2	General Release & Separation Agreement, dated as of February 13, 2006, between SIRVA, Inc. and Allen Chan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed February 14, 2006 and incorporated herein by reference.

10.3	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of March 22, 2006.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed March 29, 2006 and incorporated herein by reference.

10.4

Sixth Amendment, dated as of March 23, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 29, 2006 and incorporated herein by reference.

10.5

Seventh Amendment to Amended and Restated Receivables Sale Agreement, dated as of March 27, 2006, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, the Purchasers party thereto, and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 31, 2006 and incorporated herein by reference.

10.6	Agreement, dated as of March 15, 2006, by and among SIRVA UK Limited, Crown Relocation Services Limited and Crown Worldwide Holdings Limited.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 20, 2006 and incorporated herein by reference.

Exhibit Number	Description of Document	Method of Filing
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.

May 3, 2007	By:	/s/ Robert W. Tieken
Robert W. Tieken
Interim Chief Executive Officer

May 3, 2007	By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Senior Vice President and Chief Financial Officer