Form 10-Q
period 2006-06-30
SIRVA INC
filed 2007-05-04
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

SIRVA, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	*
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	40
ITEM 6.	Exhibits

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Revenues:
Service	$542.4	$546.8	$953.9	$962.0
Home sales	488.1	444.3	834.2	733.9
Total revenues	1,030.5	991.1	1,788.1	1,695.9
Direct expenses:
Purchased transportation expense	313.9	326.2	549.0	564.3
Cost of homes sold	496.1	444.3	848.0	737.7
Other direct expense	128.9	126.9	233.3	233.9
Total direct expenses	938.9	897.4	1,630.3	1,535.9
Gross margin	91.6	93.7	157.8	160.0
Operating expenses:
General and administrative expense	82.8	103.5	168.9	214.7
Intangibles amortization	2.3	2.9	4.7	5.9
Impairments	—	4.3	—	4.3
Restructuring expense	0.3	6.0	0.4	6.3
Operating income (loss) from continuing operations	6.2	(23.0)	(16.2)	(71.2)
Interest expense, net	11.6	7.5	21.8	14.1
Debt extinguishment expense	—	—	1.0	—
Other (income) expense, net	(0.3)	—	(0.3)	0.3
Loss from continuing operations before income taxes	(5.1)	(30.5)	(38.7)	(85.6)
Income tax benefit	(0.7)	(7.8)	(1.8)	(29.9)
Loss from continuing operations	(4.4)	(22.7)	(36.9)	(55.7)
Income (loss) from discontinued operations, net of income tax expense of $—, $1.2, $17.4 and $0.5, respectively	(1.4)	2.6	3.0	7.3
Net loss	$(5.8)	$(20.1)	$(33.9)	$(48.4)

Basic income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.31)	$(0.50)	$(0.76)
Income (loss) from discontinued operations	(0.02)	0.04	0.04	0.10
Net loss	(0.08)	(0.27)	(0.46)	(0.66)

Diluted income (loss) per share:
Loss from continuing operations	$(0.06)	$(0.31)	$(0.50)	$(0.76)
Income (loss) from discontinued operations	(0.02)	0.04	0.04	0.10
Net loss	(0.08)	(0.27)	(0.46)	(0.66)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(In millions, except share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$35.4	$30.3
Short-term investments	71.3	40.2
Accounts and notes receivable, net of allowance for doubtful accounts of $17.7 and $19.3, respectively	380.8	351.3
Relocation properties held for resale, net	123.5	118.0
Mortgages held for resale	116.9	84.7
Other current assets	34.1	33.2
Total current assets	762.0	657.7
Property and equipment, net	95.8	114.7
Goodwill	288.8	325.8
Intangible assets, net	213.4	217.3
Other long-term assets	31.0	31.3
Total long-term assets	629.0	689.1
Total assets	$1,391.0	$1,346.8
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$148.2	$125.2
Accounts payable	227.2	189.5
Accrued purchased transportation expense	96.1	77.0
Deferred revenue and other deferred credits	66.4	49.9
Accrued income taxes	51.6	41.3
Cargo claims and other loss reserves	29.0	26.9
Other current liabilities	124.1	158.9
Total current liabilities	742.6	668.7
Long-term debt	418.5	422.3
Capital lease obligations	8.3	12.4
Deferred income taxes	69.2	65.2
Other long-term liabilities	81.5	81.4
Total long-term liabilities	577.5	581.3
Total liabilities	1,320.1	1,250.0
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,549,242 issued and 73,955,263 outstanding at June 30, 2006 and 76,537,345 issued and 73,943,366 outstanding at December 31, 2005	0.8	0.8
Additional paid-in-capital	490.4	487.3
Accumulated other comprehensive loss	(22.6)	(27.5)
Accumulated deficit	(387.6)	(353.7)
	81.0	106.9
Less cost of treasury stock, 2,593,979 shares at June 30, 2006 and December 31, 2005	(10.1)	(10.1)
Total stockholders’ equity	70.9	96.8
Total liabilities and stockholders’ equity	$1,391.0	$1,346.8

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In millions)	2006	2005
Cash flows from operating activities:
Net loss	$(33.9)	$(48.4)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on sale of assets, net	(28.2)	(7.6)
Depreciation and amortization	20.1	25.8
Write-down of relocation properties	4.7	3.0
Deferred income taxes	3.5	(33.8)
Stock compensation expense	2.3	0.1
Provision for losses on accounts and notes receivable	1.9	5.9
Write-off of deferred debt issuance costs	1.0	—
Impairment of goodwill and other assets	—	6.9
Change in operating assets and liabilities:
Originations of mortgages held for resale	(714.2)	(564.8)
Sales of mortgages held for resale	682.0	518.5
Accounts payable	37.2	(4.5)
Accounts and notes receivable	(31.6)	(52.5)
Other current assets and liabilities	(15.3)	98.8
Other long-term assets and liabilities	(8.3)	14.0
Net cash used for operating activities	(78.8)	(38.6)
Cash flows from investing activities:
Dispositions, net of cash sold	85.7	13.8
Capital expenditures	(8.4)	(12.5)
Acquisition costs	(0.5)	(1.1)
Purchases of investments	(0.3)	(42.5)
Proceeds from sale or maturity of investments	—	36.5
Other investing activities	0.1	(0.1)
Net cash provided by (used for) investing activities	76.6	(5.9)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	651.2	801.2
Repayments on short-term and long-term debt	(655.6)	(817.5)
Borrowings on mortgage and relocation facilities	727.0	581.3
Repayments on mortgage and relocation facilities	(705.6)	(539.6)
Change in book overdrafts	(6.9)	13.7
Repayments on capital lease obligations	(2.8)	(2.3)
Debt issuance costs	(1.8)	(1.1)
Proceeds from issuance of common stock	—	0.8
Net cash provided by financing activities	5.5	36.5
Effect of exchange rate changes on cash and cash equivalents	1.8	(1.0)
Net increase (decrease) in cash and cash equivalents	5.1	(9.0)
Decrease in cash included in assets held for sale	—	1.5
Cash and cash equivalents at beginning of period	30.3	72.1
Cash and cash equivalents at end of period	$35.4	$64.6

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, loss from continuing operations before income taxes and net loss for the three and six months ended June 30, 2006 were $0.7 million and $1.3 million higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $0.07 and $0.44, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $0.08 and $0.46, respectively.

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the Condensed Consolidated Statements of Operations for the stock option plans under SFAS No. 123. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Pro forma net loss and net loss per share amounts are presented in the table below for the three and six months ended June 30, 2005 as if the Company had used a fair-valued-based method allowed under SFAS No. 123 to measure compensation expense for employee stock incentive awards.

(In millions, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(20.1)	$(48.4)
Stock compensation expense included in net loss	0.2	0.1
Pro forma stock compensation expense under fair value method, net	(0.9)	(1.8)
Pro forma net loss	$(20.8)	$(50.1)
Basic and diluted net loss per share:
As reported	$(0.27)	$(0.66)
Pro forma	(0.28)	(0.68)

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

NOTE 2.  LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Loss from continuing operations	$(4.4)	$(22.7)	$(36.9)	$(55.7)
Basic and diluted weighted-average common shares outstanding	73.9	73.8	73.9	73.8
Basic and diluted loss per share from continuing operations	$(0.06)	$(0.31)	$(0.50)	$(0.76)

Options to purchase 1.3 million shares of common stock were outstanding during the three and six month periods ended June 30, 2006, respectively, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 1.6 million shares of common stock were outstanding during the three and six month periods ended June 30, 2005, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares.

Potentially dilutive options totaling 1.0 million shares for the three-month and six-month periods ended June 30, 2006 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive. Potentially dilutive options totaling 1.0 million shares and 1.3 million shares for the three-month and six-month periods ended June 30, 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Convertible Notes”). The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Convertible Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Convertible Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.8%, as of June 30, 2006.

NOTE 3.  COMPREHENSIVE LOSS

Comprehensive loss, net of tax, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Net loss	$(5.8)	$(20.1)	$(33.9)	$(48.4)
Foreign currency translation adjustment, net of tax benefit of $—, $0.9, $— and $2.1, respectively	5.6	(11.7)	6.6	(19.3)
Unrealized hedging (loss) gain, net of tax (benefit) expense of $—, $(0.2), $— and $0.2, respectively	(0.1)	(0.3)	(0.5)	0.3
Minimum pension liability adjustment, net of tax expense of $—, $0.1, $— and $0.2, respectively	(1.0)	0.2	(1.2)	0.4
Unrealized gain (loss) on securities available-for-sale, net of tax expense (benefit) of $—, $0.7, $— and $(0.1), respectively	—	1.1	—	(0.2)
Comprehensive loss	$(1.3)	$(30.8)	$(29.0)	$(67.2)

The components of accumulated other comprehensive loss were:

(In millions)	June 30, 2006	December 31, 2005
Foreign currency translation adjustment	$32.0	$25.4
Unrealized hedging gain	—	0.5
Minimum pension liability adjustment	(54.6)	(53.4)
Accumulated other comprehensive loss	$(22.6)	$(27.5)

NOTE 4.  STOCK OPTION PLANS

For the three and six months ended June 30, 2006, the Company recognized a total of $1.4 million and $2.3 million, respectively, of non-cash stock compensation expense. For the three and six months ended June 30, 2005, the Company recognized a total of $0.2 million and $0.1 million, respectively, of non-cash stock compensation expense. For the three and six months ended June 30, 2006, there were no related tax benefits, due to the establishment of a valuation allowance on the U.S. net deferred tax assets during the periods. For the three and six months ended June 30, 2005, the related tax impact was not significant.

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

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“Omnibus Plan”) for any officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, any non-employee member of the Company’s Board of Directors, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code of 1986), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. For the three and six months ended June 30, 2006, the Company recognized $0.5 million and $0.9, respectively, of non-cash stock compensation expense related to stock options. For the three and six months ended June 30, 2005, the Company recognized $0.1 million and $(0.1) million, respectively, of non-cash stock compensation expense (income) related to stock options. The income in 2005 relates to reversal of prior years’ expense for terminated employees.

Deferred stock units have been issued under the Omnibus Plan to non-employee members of the Board of Directors in lieu of cash compensation for services. At the end of each quarter, the amount of compensation cost that would have been paid to the director is divided by the fair market value of the Company’s common stock on that date to determine the number of shares that will be issued. The issuance of the shares is deferred until six months after the termination date of the director. For the three and six months ended June 30, 2006, the Company recognized $0.1 million and $0.3 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. For the three and six months ended June 30, 2005, the Company recognized $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. As of June 30, 2006 and 2005, deferred stock units outstanding were 85,519 units and 41,046 units, respectively.

On October 25, 2005, the Company instituted a suspension of all activity related to its stock option plans until the Company is current in filing its financial information. On a discretionary individual basis, employees terminated after October 25, 2005 have been granted a 30-day extension after the suspension is lifted to exercise their options. As a result of these modifications, the Company recognized additional compensation expense of $0.8 million for 11 employees in the three months ended June 30, 2006 and $1.1 million for 18 employees in the six months ended June 30, 2006.

The following table summarizes the activity under the stock option plans:

(Options and aggregate intrinsic value in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,522.8
Cancelled	42.9
Outstanding at March 31, 2006	4,479.9
Cancelled	136.0
Outstanding at June 30, 2006	4,343.9	$8.85
Outstanding, net of expected forfeitures	4,307.9	$8.76	4.4	$5,717
Outstanding, exercisable (“vested”)	3,016.7	$7.68	4.0	$4,464

The total intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $0.2 million and $0.8 million during three and six months ended June 30, 2005, respectively. The total fair value of options vested during the three and six month periods ended June 30, 2006 was $1.0 million and $1.5 million, respectively. The total fair value of options vested during the three and six month periods ended June 30, 2005 was $1.6 million and $3.2 million, respectively. As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. The amount of cash received from the options exercised for the three and six months ended June 30, 2005 was $0.4 million and $0.7 million, respectively, and the related tax benefit for the three and six months ended June 30, 2005 was insignificant.

NOTE 5.  PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the domestic and foreign defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Primarily Domestic
Interest cost	$1.7	$1.8	$3.4	$3.6
Expected return on plan assets	(1.8)	(1.8)	(3.6)	(3.6)
Amortization of actuarial loss	0.8	0.8	1.6	1.6
Net periodic benefit cost	$0.7	$0.8	$1.4	$1.6

United Kingdom
Service cost	$0.7	$0.8	$1.5	$1.6
Interest cost	1.2	1.0	2.3	2.0
Expected return on plan assets	(1.5)	(1.2)	(3.0)	(2.4)
Amortization of actuarial loss	0.4	0.2	0.8	0.4
Net periodic benefit cost	$0.8	$0.8	$1.6	$1.6

The Company contributed $2.3 million during the first six months of 2006 to the domestic plans and will contribute $10.4 million and $2.3 million in the third and fourth quarters of 2006, respectively, for a total of $15.0 million in 2006. The Company contributed $10.4 million during the first six months of 2006 to the U.K. defined benefit plan and will contribute $0.7 million and $0.6 million in the third and fourth quarters of 2006, respectively, for a total of $11.7 million in 2006.

NOTE 6.  SHORT-TERM DEBT

A Company subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a warehousing credit and security agreement (revolving credit facility) and a flexible early purchase facility to fund its mortgage loans held for resale. Effective May 2006, an amendment to the flexible early purchase facility increased the facility from $120.0 million to $250.0 million. The flexible early purchase facility is now the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. In June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the warehousing credit and security agreement (revolving credit facility) from $80.0 million to $40.0 million.

NOTE 7.  LONG-TERM DEBT

The Company has a $528.2 million credit agreement through its wholly owned subsidiary, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), with JPMorgan Chase Bank and a consortium of other lenders, which consists of a $175.0 million Revolving Credit Facility and a $353.2 million Term Loan obligation. On May 15, 2006, the Company issued preliminary financial statements for the nine months ended September 30, 2005. Delivery of these preliminary financial statements resulted in a decrease in the margin on the Credit Facility of 50.0 basis points. On May 16, 2006, Standard and Poor’s Ratings Services lowered its ratings on the Company and SIRVA Worldwide to B from B+, with all ratings on credit watch with negative implications, which resulted in an increase in the margin on the Credit Facility of 50.0 basis points.

NOTE 8.  INCOME TAXES

For the six months ended June 30, 2006, the Company recorded an income tax benefit of $1.8 million based on a pre-tax loss from continuing operations of $38.7 million, resulting in an effective income tax rate of 4.7%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 37.2%. For the six months ended June 30, 2005, the Company recorded an income tax benefit of $29.9 million based on a pre-tax loss from continuing operations of $85.6 million, resulting in an effective income tax rate of 34.9%.

NOTE 9.  DISCONTINUED OPERATIONS

On March 30, 2006, the Company sold its Business Services Division in the United Kingdom and Ireland, which included the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for net proceeds of $85.7 million, resulting in a after-tax gain of approximately $7.7 million. The net book value of the business included assets comprised primarily of goodwill of $42.6 million, fixed assets of $14.9 million and other current assets of $6.4 million, offset by liabilities of $4.7 million.  In addition, currency translation adjustments of $0.7 million previously recorded in accumulated other comprehensive loss were realized.

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

•                                          Completed the sale of all of the outstanding stock of three subsidiaries (midiData Logistic GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated as the Company’s Specialized Transportation—Europe business on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million in the first quarter of 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005; and

•                                          Completed the sale of its TS segment through its North American Van Lines, Inc. subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP, on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million will be deferred until receipt in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. A pre-tax gain of $1.0 million will be recorded in the third quarter of 2006 when the service agreement is fulfilled. Net proceeds from the sale were $11.5 million. In the first quarter of 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million in the third quarter of 2005.

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

•                                          On December 30,2005, the Company sold all of the common stock of the Transguard Insurance Company of America, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (“U.S. Insurance Business”) to IAT Reinsurance Company Ltd. for $56.7 million, of which $4.2 million was recorded as a receivable. Net proceeds were $8.5 million after a transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

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

Revenues from discontinued operations were $— million and $93.8 million and pre-tax operating (loss) income was $(1.7) million and $3.0 million for the three months ended June 30, 2006 and 2005, respectively, and revenues were $8.5 million and $196.6 million and pre-tax operating loss was $6.1 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $0.3 million and $0.5 million for the three months and $8.4 million and $8.0 million for the six months ended June 30, 2006 and 2005, respectively.  Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing future interest expense to the ongoing operations.

Accruals Associated with Discontinued Operations

The following table provides details of the discontinued operations accruals as of June 30, 2006:

(In millions)	Facility Leases	Trailer Leases	Contract Termination Costs	Total
Balance at December 31, 2005	$12.6	$0.8	$1.3	$14.7
Payments	(1.0)	(0.4)	(0.8)	(2.2)
Balance at March 31, 2006	11.6	0.4	0.5	12.5
Payments	(0.9)	(0.1)	—	(1.0)
Balance at June 30, 2006	$10.7	$0.3	$0.5	$11.5

Balance sheet classification:
Other current liabilities	$2.8	$0.3	$0.5	$3.6
Other long-term liabilities	$7.9	$—	$—	$7.9

Remaining payments related to facility leases will be made through November 2014. The Company expects that all of the disposal costs listed above will result in future cash expenditures.

NOTE 10.  INDEPENDENT AND INTERNAL REVIEWS

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

NOTE 11.  RESTRUCTURING EXPENSE

In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. The total cost of the restructuring plan in 2005 was $9.9 million. The Company recorded charges in 2005 of $9.2 million in severance benefits for 283 individuals who were identified as part of the workforce reduction and a $0.7 million charge for nine facilities exited as part of the restructuring. In the first and second quarters of 2006, the Company recognized charges of $0.1 million and $0.3 million, respectively, for other costs in the Condensed Consolidated Statement of Operations.

The restructuring accrual balance was $2.7 million and $6.6 million at June 30, 2006 and December 31, 2005, respectively. Severance and benefit payments will be paid by September 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the six months ended June 30, 2006.

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
Balance at December 31, 2005	$6.0	$0.6	$—	$6.6
Restructuring charge	—	—	0.1	0.1
Payments	(2.8)	(0.1)	(0.1)	(3.0)
Other adjustments	0.1	(0.1)	—	—
Balance at March 31, 2006	3.3	0.4	—	3.7
Restructuring charge	—	—	0.3	0.3
Payments	(1.2)	—	(0.3)	(1.5)
Other adjustments	0.2	—	—	0.2
Balance at June 30, 2006	$2.3	$0.4	$—	$2.7

NOTE 12.  IMPAIRMENTS

During the second quarter of 2005, the Company recorded a $4.3 million asset impairment charge for two information technology projects that were abandoned as a result of the restructuring plan in Moving Services Europe.  See Note 11 “Restructuring Expense” for further discussion of the restructuring plan.

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

As discussed in Note 9 “Discontinued Operations”, in the first quarter of 2006, the Business Services Division in the United Kingdom and Ireland – a component of the Moving Services Europe and Asia Pacific segment, was discontinued. In 2005, the operations of the U.S. Insurance Business and Fleet Service - components of the former Network Services segment, the Blanketwrap and Flatbed businesses - components of the Moving Services North America segment, and Records Management Australia and New Zealand - a component of the Moving Services Europe and Asia Pacific segment, were discontinued. In 2004, the operations of the former Transportation Solutions segment, the HVP Division - a component of the Moving Services North America segment, and Specialized Transportation in Europe - a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the condensed consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the condensed consolidated financial statements for all periods presented.

Segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions)
Revenues:
Global Relocation Services	$584.4	$529.6	$1,000.3	$882.0
Moving Services North America	352.7	369.5	603.8	627.8
Moving Services Europe and Asia Pacific	93.4	92.0	184.0	186.1
Total Continuing Operations	$1,030.5	$991.1	$1,788.1	$1,695.9

Operating income (loss) from continuing operations:
Global Relocation Services	$9.3	$12.0	$5.4	$7.4
Moving Services North America	6.6	7.5	2.2	5.2
Moving Services Europe and Asia Pacific	(3.3)	(20.3)	(6.4)	(32.2)
Corporate	(6.4)	(22.2)	(17.4)	(51.6)
Total Continuing Operations	$6.2	$(23.0)	$(16.2)	$(71.2)

	June 30, 2006	December 31, 2005
	(In millions)
Total assets:
Global Relocation Services	$682.4	$597.6
Moving Services North America	409.3	396.1
Moving Services Europe and Asia Pacific	252.3	314.3
Corporate (1)	46.3	38.4
Total Continuing Operations	$1,390.3	$1,346.4

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

The Company is cooperating with the investigations. For the six months ended June 30, 2006 and 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

In addition, TEAM made an irrevocable offer to purchase the Company’s moving services operations in France, operated by SIRVA France S.A.S, and Belgium, operated by Allied Arthur Pierre NV (the “Offer”). The Offer was conditional on the satisfaction of certain employee consultation requirements in those countries. Having satisfied certain employee consultation requirements in France, the Company accepted the Offer with respect to the Company’s moving services operations in France on April 4, 2007, effective as of March 31, 2007. The proceeds were insignificant. Having satisfied certain employee consultation requirements in Belgium, the Company accepted the Offer with respect to the Company’s moving services operations in Belgium on April 20 2007, effective as of March 31, 2007. The proceeds were $0.8 million.

The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $24.1 million, property and equipment of $11.3 million, other assets of $4.4 million, accounts payable and accrued liabilities of $32.1 million, and capital lease obligations of $4.2 million.

SIRVA Finance Limited, a Company subsidiary, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $65.2 million at June 30, 2006. The outstanding balance of these facilities was $21.8 million at June 30, 2006. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. The Company expects to replace this facility and does not expect this to have a material adverse effect on its financial position.

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

In the first quarter of 2007, we sold our moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The purchase price was approximately $9.2 million, subject to certain closing adjustments. TEAM will become the Allied network representative in each of those countries. In addition, TEAM made an irrevocable offer to purchase our moving services operations in France and Belgium conditional on the satisfaction of certain employee consultation requirements in those countries. Having satisfied certain employee consultation requirements in France, the Company accepted the Offer with respect to the Company’s moving services operations in France on 4, 2007, effective as of March 31, 2007. The proceeds were insignificant. Having satisfied certain employee consultation requirements in Belgium, the Company accepted the Offer with respect to the Company’s moving services operations in Belgium on April 20, 2007, effective as of March 31, 2007. The proceeds were $0.8 million.

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

Results of Continuing Operations

Second Quarter 2006

Consolidated Results of Continuing Operations

	Three months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$1,030.5	$991.1	4.0%
Gross margin	91.6	93.7	(2.2)%
Operating expenses	85.4	116.7	(26.7)%
Operating income (loss) from continuing operations	6.2	(23.0)	N/M *
Loss from continuing operations	(4.4)	(22.7)	80.9%

* Not meaningful

Revenues:   Revenues from continuing operations were $1,030.5 million for the quarter ended June 30, 2006, which represents a $39.4 million, or 4.0%, increase compared to $991.1 million for the corresponding period in 2005. The increase in revenues was primarily the result of growth in our Global Relocation Services segment driven by a 56.5% increase in the number of fixed-fee homes sold and related service revenue in North America.

Gross margin:   Gross margin from continuing operations was $91.6 million for the quarter ended June 30, 2006, which represents a $2.1 million, or 2.2%, decrease compared to $93.7 million for the corresponding quarter in 2005. The decline was driven by the Global Relocation Services and Moving Services North America segments. Losses on homes sold drove a $1.9 million decline in Global Relocation Services, and a decline in household goods shipments resulted in a $1.4 million decline in Moving Services North America. Operating efficiencies resulting from the 2005 restructuring in Europe improved gross margins in Europe by $1.7 million.

Gross margin as a percentage of revenue for the second quarter of 2006 was 8.9%, which represents a 0.6 percentage point decrease compared to 9.5% for the second quarter of 2005. The decrease was a result of the increase in home losses in Global Relocation Services.

Operating expenses:   Operating expenses for the second quarter of 2006 were $85.4 million, which represents a $31.3 million, or 26.7%, decrease compared to $116.7 million for 2005. The most significant drivers of the decrease were $20.0 million of costs associated with certain 2005 independent and internal reviews and $4.3 million of impairment costs in Europe, neither of which occurred in 2006. In addition, there was a decline in Europe restructuring costs of $5.7 million. The decrease was partially offset by higher stock compensation expense of $1.2 million, primarily related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment.

Intangibles amortization for the second quarter of 2006 was $2.3 million, which represents a $0.6 million decrease, compared to $2.9 million in 2005. The decrease is primarily due to the write-off of the European intangibles in 2005 and reduced expense in Global Relocation Services.

Operating income (loss) from continuing operations:   Operating income from continuing operations was $6.2 million for the quarter ended June 30, 2006, which represents a $29.2 million improvement, compared to operating loss from continuing operations of $23.0 million for the corresponding period in 2005. As discussed above, the increase primarily resulted from the decrease in operating expenses.

Interest expense:   Interest expense was $11.6 million for the second quarter of 2006, which represents a $4.1 million, or 55.0%, increase compared to $7.5 million in 2005. The increase was due to an increase in the effective interest rate to 10.11% for the quarter ended June 30, 2006 from 6.34% in the corresponding period in 2005. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher rates.

Income tax benefit:   For the three months ended June 30, 2006, the income tax benefit was $0.7 million based on a pre-tax loss from continuing operations of $5.1 million, resulting in an effective income tax rate of 14.8%. For the three months ended June 30, 2005, the income tax benefit was $7.8 million based on a pre-tax loss from continuing operations of $30.5 million, resulting in an effective income tax rate of 25.4%. The increase in the effective income tax rate was primarily attributable to additional losses in foreign jurisdictions for which no tax benefit has been recorded due to an established deferred tax valuation allowance.

Loss from continuing operations:   Loss from continuing operations was $4.4 million, or $0.06 per diluted share, for the quarter ended June 30, 2006, which represents an $18.3 million, or $0.25 per diluted share, improvement compared to a loss from continuing operations of $22.7 million, or $0.31 per diluted share, for the corresponding quarter in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Three months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$96.3	$85.3	12.8%
Home sales	488.1	444.3	9.9%
Total revenues	584.4	529.6	10.3%
Gross margin:
Service	37.5	31.4	19.3%
Home sales	(8.0)	—	N/M *
Total gross margin	29.5	31.4	(6.2)%
Operating expenses	20.2	19.4	3.9%
Operating income from continuing operations	9.3	12.0	(22.6)%

* Not meaningful

Total revenues were $584.4 million for the quarter ended June 30, 2006, which represents a $54.8 million, or 10.3%, increase compared to $529.6 million for the corresponding quarter in 2005. Home sale revenues were $488.1 million in 2006, which represents a $43.8 million, or 9.9%, increase compared to $444.3 million for 2005. The increase was driven by a 56.5% increase in the number of fixed-fee homes sold, coupled with an increase in the average market value of homes sold. Service revenues were $96.3 million in 2006, which represents an $11.0 million, or 12.8%, increase compared to $85.3 million in 2005.

Gross margin was $29.5 million for the second quarter of 2006, representing a $1.9 million, or 6.2%, decrease compared to $31.4 million for the corresponding quarter in 2005. Gross margin as a percentage of revenues was 5.0% for 2006, or 0.9 percentage point decrease, compared to 5.9% in 2005.

Gross margin on home sale revenue for the second quarter of 2006 was a loss of $8.0 million, which represents an $8.0 million decrease compared to zero in 2005. Declining market conditions continued to put pressure on gross margins. Gross margin on service revenue was $37.5 million in the second quarter of 2006, representing a $6.1 million, or 19.3%, increase compared to $31.4 million in 2005. Gross margin percentage on service revenue was 38.9% for the second quarter of 2006, which represents a 2.1 percentage point increase, compared to 36.8% in 2005.  The improvement in the gross margin rate on service revenue was due to a reclass in 2006 of certain expenses to general and administrative expense from cost of sales to reflect changes in the organizational structure.

Operating expenses were $20.2 million for the second quarter of 2006, which represents a $0.8 million, or 3.9%, increase compared to $19.4 million in 2005. This increase was primarily driven by higher personnel costs, partially offset by lower intangibles amortization expense.

Operating income was $9.3 million for the second quarter of 2006, which represents a $2.7 million decrease, compared to operating income of $12.0 million in 2005. The decrease was the result of the decrease in gross margin, coupled with the increase in operating expenses.

Moving Services North America

	Three months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$352.7	$369.5	(4.6)%
Gross margin	33.7	35.2	(4.1)%
Operating expenses	27.1	27.7	(1.3)%
Operating income from continuing operations	6.6	7.5	(14.4)%

Revenues were $352.7 million for the quarter ended June 30, 2006, which represents a $16.8 million, or 4.6%, decrease compared to $369.5 million for the corresponding quarter in 2005. The decline in revenues was partially offset by a $1.6 million favorable movement in exchange rates. The decrease in revenues for the quarter was driven by a 9.2% decrease in household goods shipments,  primarily in the consumer channel where shipments decreased 11.6% compared to 2005.  The decline in shipment volume was partially offset by a 2.3% overall increase in revenue per shipment compared to 2005.

Gross margin was $33.7 million for the second quarter of 2006, which represents a $1.5 million, or 4.1%, decrease compared to $35.2 million in 2005. Gross margin as a percentage of revenues was 9.6% for 2006 as compared to 9.5% for 2005. The decrease in gross margin was driven by the decline in revenue.

Total operating expenses were $27.1 million for the second quarter of 2006, which represents a $0.6 million, or 1.3%, decrease compared to $27.7 million in 2005. The decrease was driven primarily by a reduction of bad debt expense.

Operating income from continuing operations was $6.6 million for the second quarter of 2006, which represents a $0.9 million, or 14.4%, decline compared to $7.5 million in 2005. The decline was due to the decrease in revenue.

Moving Services Europe and Asia Pacific

	Three months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$93.4	$92.0	1.6%
Gross margin	29.2	27.8	5.0%
Operating expenses	32.5	48.1	(32.4)%
Operating loss from continuing operations	(3.3)	(20.3)	83.7%

Revenues were $93.4 million for the quarter ended June 30, 2006, which represents a $1.4 million, or 1.6%, increase compared to $92.0 million in the corresponding quarter of 2005. Unfavorable effects of changes in exchange rates reduced revenues by $1.9 million compared to the second quarter of 2005. Organically, revenues grew $3.3 million, or 3.6%. The increase was driven by the United Kingdom, Australia, Germany and Scandinavia. The volume of home sale transactions increased 22% in the United Kingdom, while continental Europe continued to experience difficult economic conditions, declining $0.6 million, or 6.5%.

Gross margin was $29.2 million for the quarter ended June 30, 2006, which represents a $1.4 million, or 5.0%, increase compared to $27.8 million for the corresponding quarter in 2005. The gross margin as a percentage of revenues was 31.2% in the second quarter of 2006, which represents a 1.0 percentage point increase compared to 30.2% in 2005. Excluding the unfavorable effect of changes in exchange rates of $0.5 million, gross margin improved $1.9 million. The majority of the improvement in gross margin was the result of the higher gross margin rate due to the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $32.5 million for the second quarter of 2006, which represents a $15.6 million, or 32.4%, decrease compared to $48.1 million in 2005. Excluding the effect of changes in exchange rates, operating expenses decreased $15.0 million. The decrease was driven by $5.7 million of restructuring expenses in Europe and impairment charges of $4.3 million in the European operations in 2005, which did not occur in 2006. In addition, operating expenses improved significantly in the European operations, resulting from the 2005 restructuring and a refocus on the U.K. Moving Services business by the new U.K. management team. Headcount reductions, gain on sale of properties, improvement in accounts receivable collections, and overall improved operating costs led to the improvement.

Operating loss was $3.3 million for the second quarter of 2006, which represents a $17.0 million improvement, compared to a loss of $20.3 million in 2005. The increase was driven by the decline in restructuring expenses and impairment charges incurred in the European operations in 2005, which did not occur in 2006. In addition, the increase in revenue, coupled with higher gross margins and lower operating expenses resulted in a significant reduction in the operating loss.

Corporate

For the second quarter ended June 30, 2006, we incurred $6.4 million of corporate expenses, representing a $15.8 million decrease compared to $22.2 million in the corresponding quarter of 2005. The decrease was primarily attributable to costs of $19.4 million associated with certain 2005 independent and internal reviews, which did not recur in 2006. The decrease was offset by higher stock compensation cost of $1.2 million, primarily due to the adoption of SFAS No. 123(R), Share-Based Payment, and higher audit expenses.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment.

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

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $— million and $93.8 million and pre-tax operating (loss) income of $(1.7) million and $3.0 million for the three months ended June 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $0.3 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 9 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

Results of Continuing Operations

Year-to-Date 2006

Consolidated Results of Continuing Operations

	Six months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$1,788.1	$1,695.9	5.4%
Gross margin	157.8	160.0	(1.4)%
Operating expenses	174.0	231.2	(24.7)%
Operating loss from continuing operations	(16.2)	(71.2)	77.2%
Loss from continuing operations	(36.9)	(55.7)	33.8%

Revenues:   Revenues from continuing operations were $1,788.1 million for the six months ended June 30, 2006, which represents a $92.2 million, or 5.4%, increase compared to $1,695.9 million for the corresponding period in 2005. The increase in revenues was primarily the result of growth in our Global Relocation Services segment, partially offset by a decrease in our Moving Services North America segment. The Global Relocation Services segment growth was driven by a 13.7% increase in home sale revenue in North America.  The Moving Services North America decline was driven by an 8.9% decrease in shipments over the same period in 2005.

Gross margin:   Gross margin from continuing operations was $157.8 million for the six months ended June 30, 2006, which represents a $2.2 million, or 1.4%, decrease compared to $160.0 million for the corresponding period in 2005. Unfavorable changes in foreign exchange rates decreased gross margin by $2.4 million. Gross margin as a percentage of revenue for the six months ended June 30, 2006 was 8.8%, which represents a 0.6 percentage point decrease, compared to 9.4% for the corresponding period in 2005. Gross margin as a percentage of revenue increased in all segments with the exception of Global Relocation Services due to losses on homes sold.

Operating expenses:   Operating expenses for the six months ended June 30, 2006 were $174.0 million, which represents a $57.2 million, or 24.7%, decrease compared to $231.2 million for 2005. The most significant drivers of the decrease were $47.2 million of costs associated with certain 2005 independent and internal reviews and $4.3 million of impairment charges in Moving Services Europe, neither of which recurred in 2006. In addition, there was a decline in European restructuring costs of $5.9 million. The decrease was partially offset by $8.3 million of legal charges for the securities class action complaint and the anticipated settlement of the OOIDA litigation, an increase of $2.2 million in stock compensation expense, primarily related to the adoption of SFAS No. 123(R), Share-Based Payment, and higher audit costs. Operating expenses were reduced in all segments. Changes in exchange rates decreased operating expenses by $2.9 million.

Intangibles amortization for the six months ended June 30, 2006 was $4.7 million, which represents a $1.2 million decrease, compared to $5.9 million for the corresponding period in 2005. This decrease is directly related to the 2005 write-off of European intangibles and reductions in amortization expense in Global Relocation Services.

Operating loss from continuing operations:   Operating loss from continuing operations was $16.2 million for the six months ended June 30, 2006, which represents a $55.0 million improvement, compared to operating loss from continuing operations of $71.2 million for the corresponding period in 2005. The decline primarily resulted from the independent and internal reviews’ expenses and impairment charges, which occurred in 2005, the decline in European restructuring costs, and improved operating efficiencies in all segments.

Interest expense:   Interest expense was $21.8 million for the six months ended June 30, 2006, which represents a $7.7 million, or 54.8%, increase compared to $14.1 million in 2005. The increase was due to an increase in the effective interest rate to 9.60% for the six months ended June 30, 2006 from 5.88% in the corresponding period in 2005. The higher interest rate was due higher variable market rates and amendments to credit agreements resulting in higher interest rates.

Debt extinguishment expense:   In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan.

Income tax benefit:   For the six months ended June 30, 2006, the income tax benefit was $1.8 million based on a pre-tax loss from continuing operations of $38.7 million, resulting in an effective income tax rate of 4.7%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 37.2%. For the six months ended June 30, 2005, the income tax benefit was $29.9 million based on a pre-tax loss from continuing operations of $85.6 million, resulting in an effective income tax rate of 34.9%.

Loss from continuing operations:   Loss from continuing operations was $36.9 million, or $0.50 per diluted share, for the six months ended June 30, 2006, which represents an $18.8 million, or $0.26 per diluted share, improvement compared to loss from continuing operations of $55.7 million, or $0.76 per diluted share, for the corresponding period in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Six months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$166.1	$148.1	12.2%
Home sales	834.2	733.9	13.7%
Total revenues	1,000.3	882.0	13.4%
Gross margin:
Service	59.4	52.1	13.9%
Home sales	(13.8)	(3.8)	N/M *
Total gross margin	45.6	48.3	(5.7)%
Operating expenses	40.2	40.9	(2.0)%
Operating income from continuing operations	5.4	7.4	(26.6)%

* Not meaningful

Total revenues were $1,000.3 million for the six months ended June 30, 2006, which represents a $118.3 million, or 13.4%, increase compared to $882.0 million for the corresponding quarter in 2005. Home sale revenues were $834.2 million in 2006, which represents a $100.3 million, or 13.7%, increase compared to $733.9 million for 2005. The revenue improvement was driven by a 31.6% increase in the number of fixed-fee home sales, coupled with an increase in the average market value of homes sold. Service revenues were $166.1 million in 2006, which represents an $18.0 million, or 12.2%, increase compared to $148.1 million in 2005.

Gross margin was $45.6 million for the six months ended June 30, 2006, representing a $2.7 million, or 5.7%, decrease compared to $48.3 million for the corresponding period in 2005. Gross margin as a percentage of revenues was 4.6% for 2006, which represents a 0.9 percentage point decrease, compared to 5.5% in 2005.

Gross margin on home sale revenue for the six months ended June 30, 2006 was a loss of $13.8 million, which represents a $10.0 million decrease, compared to a loss of $3.8 million in 2005. The decline was a result of a higher number of homes in inventory and increased losses on sales due to the decline in the housing market. Gross margin on service revenue was $59.4 million for the six months ended June 30, 2006, representing a $7.3 million, or 13.9%, increase compared to $52.1 million in 2005. Gross margin percentage on service revenue was 35.7% for the six months ended June 30, 2006, compared to 35.2% in 2005.

Operating expenses were $40.2 million for the six months ended June 30, 2006, which represents a $0.7 million, or 2.0%, decrease compared to $40.9 million in 2005. The decline in operating expenses was primarily driven by lower provisions for bad debt expense and lower intangibles amortization expense, which were partially offset by higher personnel costs.

Operating income was $5.4 million for the six months ended June 30, 2006, which represents a $2.0 million decrease, compared to operating income of $7.4 million in 2005. The decline was driven by the loss on homes sold.

Moving Services North America

	Six months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$603.8	$627.8	(3.8)%
Gross margin	57.1	58.3	(2.0)%
Operating expenses	54.9	53.1	3.6%
Operating income from continuing operations	2.2	5.2	(58.8)%

Revenues were $603.8 million for the six months ended June 30, 2006, which represents a $24.0 million, or 3.8%, decrease compared to $627.8 million for the corresponding period in 2005.  The decrease in revenues for the first six months of 2006 was driven by an 8.9% decrease in household goods shipments, primarily in the consumer and military channels where shipments decreased 10.4% and 9.3%, respectively, compared to 2005. The decline in shipment volume was partially offset by a 3.4% overall increase in revenue per shipment compared to the same period in 2005.  The decline in revenues was partially offset by a $2.1 million favorable movement in exchange rates.

Gross margin was $57.1 million for the first six months of 2006, which represents a $1.2 million, or 2.0%, decrease compared to $58.3 million in 2005. The gross margin as a percentage of revenues was 9.5% for 2006, which represents a 0.2 percentage point increase, compared to 9.3% in 2005. The decline in gross margin was primarily driven by the decrease in shipment volumes for the first six months of 2006, as compared to the same period in 2005. The improvement in the gross margin percentage was primarily driven by lower claims expense and equipment costs.

Operating expenses were $54.9 million for the first six months of 2006 representing a $1.8 million, or 3.6%, increase compared to $53.1 million in 2005. The increase in operating expenses was driven by a $2.7 million legal charge for the anticipated settlement of the outstanding OOIDA litigation (see “Litigation and Governmental Investigations” for more information). Excluding this legal charge, operating expenses were lower by $0.9 million, or 1.4%, compared to 2005. The decrease was driven primarily by continued operating productivity initiatives and lower bad debt expense.

Operating income from continuing operations was $2.2 million for the first six months of 2006, which represents a $3.0 million, or 58.8%, decrease compared to $5.2 million in 2005. The decline was due to the legal charge associated with the OOIDA litigation and the decline in shipment volume, partially offset by improved revenue per shipment and lower operating expenses.

Moving Services Europe and Asia Pacific

	Six months ended June 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$184.0	$186.1	(1.1)%
Gross margin	56.6	54.9	3.0%
Operating expenses	63.0	87.1	(27.6)%
Operating loss from continuing operations	(6.4)	(32.2)	80.0%

Revenues were $184.0 million for the six months ended June 30, 2006, which represents a $2.1 million, or 1.1%, decrease compared to $186.1 million in the corresponding period of 2005. Unfavorable effects of changes in exchange rates reduced revenues by $8.3 million compared to the corresponding six months of 2005. Organically, revenue grew $6.2 million, or 3.3%. The increase was driven by Australia, Germany and Scandinavia. Excluding the impact of changes in exchange rates, Australia increased $4.4 million, or 10.7%, on the strength of both domestic and international volume. Germany and Scandinavia were primarily driven by their international businesses. The United Kingdom was flat to 2005, while continental Europe continued to experience difficult economic conditions, declining $1.7 million, or 8.5%.

Gross margin was $56.6 million for the six months ended June 30, 2006, which represents a $1.7 million, or 3.0%, increase compared to $54.9 million for the corresponding period in 2005. The gross margin as a percentage of revenues was 30.8% the first six months of 2006, which represents a 1.3 percentage point increase, compared to 29.5% in 2005. Excluding the unfavorable effect of changes in exchange rates of $2.3 million, gross margin improved $4.0 million. The majority of the improvement in gross margin was the result of the higher gross margin rate due to the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $63.0 million for the six months ended June 30, 2006, which represents a $24.1 million, or 27.6%, decrease compared to $87.1 million in 2005. Excluding the effect of changes in exchange rates, operating expenses decreased $21.3 million. The decrease was driven by the restructuring and impairment charges of $10.6 million incurred in the European operations in 2005 compared to $0.4 million in 2006. In addition, operating expenses improved significantly in the European operations resulting from the 2005 restructuring and a refocus on the U.K. Moving Services business by the new U.K. management team. Headcount reductions, gain on sale of properties, improvement in accounts receivable collections, and overall improved operating costs led to the improvement.

Operating loss was $6.4 million for the first six months of 2006, which represents a $25.8 million improvement, compared to a loss of $32.2 million in 2005. The increase was driven by the decrease in restructuring and impairment charges incurred in the European operations in 2005 compared to 2006. In addition, the increase in revenue, coupled with higher gross margins and lower operating expenses, resulted in a significant reduction in the operating loss. Changes in exchange rates had a minimal impact on the operating loss.

Corporate

 For the six months ended June 30, 2006, we incurred $17.4 million of corporate expenses, representing a $34.2 million decrease compared to $51.6 million in the six months ended June 30, 2005. The decrease was primarily attributable to costs of $46.6 million associated with certain 2005 independent and internal reviews. The decrease was partially offset by $5.6 million of legal charges for the securities class action complaint, an increase of $2.2 million in stock compensation expense, primarily related to the adoption of SFAS No. 123(R), Share-Based Payments, and higher audit costs.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment.

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

As a result of the Board of Directors’ approval of the sales of these businesses, the results of these businesses are reported in discontinued operations in the unaudited condensed consolidated financial statements.

Income from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $8.5 million and $196.6 million and pre-tax operating losses of $6.1 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $8.4 million and $8.0 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, the gain included $7.7 million for the sale of our Business Services Division in the United Kingdom and Ireland. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 9 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

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

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $65.2 million at June 30, 2006. The outstanding balance of these facilities was $21.8 million at June 30, 2006 and $31.8 million at December 31, 2005. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. We expect to replace this facility and do not expect this to have a material adverse effect on our financial position.

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

Cash flows from  operating activities

Net cash used for operating activities was $78.8 million and $38.6 million for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $40.2 million. Net loss was $33.9 million in the six months ended June 30, 2006, compared to a net loss of $48.4 million for the six months ended June 30, 2005, which is a decrease in net losses of $14.5 million.

Changes in operating assets and liabilities used additional cash of $59.7 million compared to the prior year, primarily due to changes in other current assets and liabilities, offset by changes in accounts payable and accounts receivable. The change in other current assets and liabilities used cash of $15.3 million for the six months ended June 30, 2006 primarily due to an increase in the retained interest of accounts receivable sold as a result of increased ineligible receivables and availability under our securitization program. This increase in the retained interest, coupled with the change in accounts receivable from accounts receivable sold, resulted in net securitization proceeds of $40.1 million in 2006. For the six months ended June, 30 2005, the change in other current assets and liabilities provided additional cash of $98.8 million primarily due to changes in accrued liabilities and deferred revenues.

Cash flows from investing activities

Cash provided by investing activities totaled $76.6 million in the six months ended June 30, 2006 compared to a $5.9 million use of cash in the six months ended June 30, 2005. Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland completed in the six months ended June 30, 2006 were $85.7 million. Net proceeds from sales completed in the six months ended June 30, 2005 of the Specialized Transportation – Europe, Fleet Service and Blanketwrap businesses were $13.8 million. Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $8.4 million and $12.5 million in the six months ended June 30, 2006 and 2005, respectively. Capital expenditures for the year ended December 31, 2006 will be approximately $18.0 million. Additional purchase costs of $0.5 million and $1.1 million were incurred related to various acquisitions in 2004 for the six months ended June 30, 2006 and 2005, respectively. Net purchases of investments declined to $0.3 million in 2006, compared to $6.0 million in 2005 as a result of the sale of the U.S. Insurance Business.

Cash flows from financing activities

Net cash provided by financing activities was $5.5 million and $36.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $17.0 million and $25.4 million for the six months ended June 30, 2006 and 2005, respectively. The change in book overdrafts used $6.9 million of cash in the six months ended June 30, 2006 and provided $13.7 million of cash in the six months ended June 30, 2005.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement to sell up to $200.0 million, of which 83% has been utilized as of June 30, 2006, of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. Net proceeds from receivables sold of $626.0 million were offset by collections paid of $585.8 million for the six months ended June 30, 2006.

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

We are cooperating with the investigations. For the six months ended June 30, 2006 and 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established an accrual in accordance with the guidelines set forth in Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2006. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2005 Annual Report on Form 10-K, management concluded that as of December 31, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses listed in 1 through 16 below which continued to exist as of June 30, 2006:

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

Changes in Internal Control Over Financial Reporting

 During the quarter ended June 30, 2006, the Company identified no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We incorporate by reference the information set forth in Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 6.                    EXHIBITS

Exhibit Number	Description of Document	Method of Filing
10.1

Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of June 1, 2006, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, and Washington Mutual Bank, FA, as a lender, lead arranger and agent.

Filed herewith.

10.2	General Release & Separation Agreement, dated as of May 22, 2006, between SIRVA, Inc. and Ralph A. Ford.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed May 25, 2006 and incorporated herein by reference.

10.3	SIRVA, Inc. 2006 Management Incentive Plan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 13, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

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