Form 10-Q
period 2006-09-30
SIRVA INC
filed 2007-05-04
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

SIRVA, INC.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	43
ITEM 1A.	Risk Factors	*
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	43

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Revenues:
Service	$670.0	$681.5	$1,623.9	$1,643.5
Home sales	495.2	446.5	1,329.4	1,180.4
Total revenues	1,165.2	1,128.0	2,953.3	2,823.9
Direct expenses:
Purchased transportation expense	405.1	427.0	954.1	991.3
Cost of homes sold	508.0	451.0	1,356.0	1,188.7
Other direct expense	137.0	135.9	370.3	369.8
Total direct expenses	1,050.1	1,013.9	2,680.4	2,549.8
Gross margin	115.1	114.1	272.9	274.1
Operating expenses:
General and administrative expense	90.4	94.6	259.3	309.3
Intangibles amortization	2.4	2.9	7.1	8.8
Restructuring expense	—	—	0.4	6.3
Impairments	—	48.5	—	52.8
Operating income (loss) from continuing operations	22.3	(31.9)	6.1	(103.1)
Interest expense, net	13.9	8.6	35.7	22.7
Debt extinguishment expense	9.5	—	10.5	—
Other income, net	(0.3)	(0.3)	(0.6)	—
Loss from continuing operations before income taxes	(0.8)	(40.2)	(39.5)	(125.8)
Income tax expense (benefit)	1.8	128.5	—	98.6
Loss from continuing operations	(2.6)	(168.7)	(39.5)	(224.4)
Income (loss) from discontinued operations, net of income tax (benefit) expense of $—, $(4.3), $17.4 and $(3.8), respectively	—	(32.2)	3.0	(24.9)
Net loss	$(2.6)	$(200.9)	$(36.5)	$(249.3)
Basic loss per share:
Loss from continuing operations	$(0.04)	$(2.28)	$(0.53)	$(3.04)
(Loss) income from discontinued operations	—	(0.44)	0.04	(0.34)
Net loss	(0.04)	(2.72)	(0.49)	(3.38)
Diluted loss per share:
Loss from continuing operations	$(0.04)	$(2.28)	$(0.53)	$(3.04)
(Loss) income from discontinued operations	—	(0.44)	0.04	(0.34)
Net loss	(0.04)	(2.72)	(0.49)	(3.38)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$49.1	$30.3
Short-term investments	58.6	40.2
Accounts and notes receivable, net of allowance for doubtful accounts of $16.9 and $19.3, respectively	431.5	351.3
Relocation properties held for resale, net	178.8	118.0
Mortgages held for resale	103.0	84.7
Other current assets	29.1	33.2
Total current assets	850.1	657.7
Property and equipment, net	93.9	114.7
Goodwill	291.2	325.8
Intangible assets, net	212.3	217.3
Other long-term assets	25.4	31.3
Total long-term assets	622.8	689.1
Total assets	$1,472.9	$1,346.8
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$127.6	$125.2
Accounts payable	267.3	189.5
Accrued purchased transportation expense	111.5	77.0
Deferred revenue and other deferred credits	61.4	49.9
Accrued income taxes	44.8	41.3
Cargo claims and other loss reserves	27.4	26.9
Other current liabilities	133.6	158.9
Total current liabilities	773.6	668.7
Long-term debt	471.3	422.3
Capital lease obligations	7.3	12.4
Deferred income taxes	69.9	65.2
Other long-term liabilities	78.3	81.4
Total long-term liabilities	626.8	581.3
Total liabilities	1,400.4	1,250.0
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 76,549,242 issued and 73,955,263 outstanding at September 30, 2006 and 76,537,345 issued and 73,943,366 outstanding at December 31, 2005	0.8	0.8
Additional paid-in-capital	491.3	487.3
Accumulated other comprehensive loss	(19.3)	(27.5)
Accumulated deficit	(390.2)	(353.7)
	82.6	106.9
Less cost of treasury stock, 2,593,979 shares at September 30, 2006 and December 31, 2005	(10.1)	(10.1)
Total stockholders’ equity	72.5	96.8
Total liabilities and stockholders’ equity	$1,472.9	$1,346.8

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In millions)	2006	2005
Cash flows from operating activities:
Net loss	$(36.5)	$(249.3)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	29.6	38.6
Gain on sale of assets, net	(29.6)	(7.7)
Write-down of relocation properties	12.1	6.2
Write-off of deferred debt issuance costs	10.5	—
Deferred income taxes	3.7	83.8
Stock compensation expense	3.2	0.8
Provision for losses on accounts and notes receivable	1.9	6.3
Impairment of goodwill and other assets	—	81.8
Change in operating assets and liabilities:
Originations of mortgages held for resale	(1,189.2)	(1,022.3)
Sales of mortgages held for resale	1,170.9	965.7
Accounts and notes receivable	(79.8)	(94.0)
Accounts payable	76.8	14.5
Other current assets and liabilities	(55.2)	100.7
Other long-term assets and liabilities	(19.7)	13.5
Net cash used for operating activities	(101.3)	(61.4)
Cash flows from investing activities:
Dispositions, net of cash sold	86.7	26.2
Capital expenditures	(11.9)	(20.7)
Proceeds from sale of property and equipment	1.6	1.8
Acquisition costs	(0.5)	(1.1)
Purchases of investments	(0.4)	(68.3)
Proceeds from sale or maturity of investments	—	60.4
Other investing activities	(0.7)	(0.5)
Net cash provided by (used for) investing activities	74.8	(2.2)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	903.4	1,226.9
Repayments on short-term and long-term debt	(934.1)	(1,223.0)
Borrowings on mortgage and relocation facilities	1,209.3	1,034.2
Repayments on mortgage and relocation facilities	(1,206.4)	(982.9)
Proceeds from issuance of convertible debt	75.0	—
Debt issuance costs	(5.7)	(4.1)
Change in book overdrafts	3.6	5.6
Repayments on capital lease obligations	(3.5)	(3.4)
Proceeds from issuance of common stock	—	1.1
Net cash provided by financing activities	41.6	54.4
Effect of exchange rate changes on cash and cash equivalents	3.7	(2.1)
Net increase (decrease) in cash and cash equivalents	18.8	(11.3)
Increase in cash included in assets held for sale	—	(27.9)
Cash and cash equivalents at beginning of period	30.3	72.1
Cash and cash equivalents at end of period	$49.1	$32.9

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, loss from continuing operations before income taxes and net loss for the three and nine months ended September 30, 2006 were $0.7 million and $2.0 million higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.03 and $0.47, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $0.04 and $0.49, respectively.

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the Condensed Consolidated Statements of Operations for the stock option plans under SFAS No. 123. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Pro forma net loss and net loss per share amounts are presented in the table below for the three and nine months ended September 30, 2005 as if the Company had used a fair-valued-based method allowed under SFAS No. 123 to measure compensation expense for employee stock incentive awards.

(In millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss as reported	$(200.9)	$(249.3)
Stock compensation expense included in net loss	0.4	0.5
Pro forma stock compensation expense under fair value method, net	(0.7)	(2.5)
Pro forma net loss	$(201.2)	$(251.3)
Basic and diluted net loss per share:
As reported	$(2.72)	$(3.38)
Pro forma	(2.72)	(3.41)

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

NOTE 2.  LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2006	2005	2006	2005
Loss from continuing operations	$(2.6)	$(168.7)	$(39.5)	$(224.4)
Basic and diluted weighted-average common shares outstanding	74.0	73.9	73.9	73.8
Basic and diluted loss per share from continuing operations	$(0.04)	$(2.28)	$(0.53)	$(3.04)

Options to purchase 1.3 million shares of common stock were outstanding during the three and nine month periods ended September 30, 2006, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 1.5 million shares of common stock were outstanding during the three and nine month periods ended September 30, 2005, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares.

Potentially dilutive options totaling 0.2 million shares and 0.8 million shares for the three and nine month periods ended September 30, 2006, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive. Potentially dilutive options totaling 1.3 million shares and 1.2 million shares for the three and nine month periods ended September 30, 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Convertible Notes”). The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Convertible Notes and related issuance of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Convertible Notes were converted to common stock, shares outstanding would increase by 25.0 million shares, or 33.8%, as of September 30, 2006.

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Net loss	$(2.6)	$(200.9)	$(36.5)	$(249.3)
Foreign currency translation adjustment, net of tax expense of $—, $2.1, $— and $—, respectively	4.5	(5.8)	11.1	(25.1)
Unrealized hedging (loss) gain, net of tax benefit of $—, $0.2, $— and $—, respectively	(0.4)	0.6	(0.9)	0.9
Minimum pension liability adjustment, net of tax benefit of $—, $0.2, $— and $—, respectively	(0.8)	0.3	(2.0)	0.7
Unrealized gain on securities available-for-sale, net of tax expense of $—, $0.1, $— and $—, respectively	—	0.2	—	—
Comprehensive income (loss)	$0.7	$(205.6)	$(28.3)	$(272.8)

The components of accumulated other comprehensive loss were:

(In millions)	September 30, 2006	December 31, 2005
Foreign currency translation adjustment	$36.5	$25.4
Unrealized hedging (loss) gain	(0.4)	0.5
Minimum pension liability adjustment	(55.4)	(53.4)
Accumulated other comprehensive loss	$(19.3)	$(27.5)

NOTE 4.  STOCK OPTION PLANS

For the three and nine months ended September 30, 2006, the Company recognized a total of $0.9 million and $3.2 million, respectively, of non-cash stock compensation expense. For the three and nine months ended September 30, 2005, the Company recognized a total of $0.7 million and $0.8 million, respectively, of non-cash stock compensation expense. For the three and nine months ended September 30, 2006, there were no related tax benefits, due to the establishment of a valuation allowance on the U.S. net deferred tax assets during the periods. For the three and nine months ended September 30, 2005, the related tax impact was not significant.

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

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“Omnibus Plan”) for any officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, any non-employee member of the Company’s Board of Directors, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose. The Omnibus

Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code of 1986), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. For the three and nine months ended September 30, 2006, the Company recognized $0.4 million and $1.3 million, respectively, of non-cash stock compensation expense related to stock options. For the three and nine months ended September 30, 2005, the Company recognized $0.2 million and $0.1 million, respectively, of non-cash stock compensation expense related to stock options.

Deferred stock units have been issued under the Omnibus Plan to non-employee members of the Board of Directors in lieu of cash compensation for services. At the end of each quarter, the amount of compensation cost that would have been paid to the director is divided by the fair market value of the Company’s common stock on that date to determine the number of shares that will be issued. The issuance of the shares is deferred until six months after the termination date of the director. For the three and nine months ended September 30, 2006, the Company recognized $0.2 million and $0.5 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. For the three and nine months ended September 30, 2005, the Company recognized $0.1 million and $0.3 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. As of September 30, 2006 and 2005, deferred stock units outstanding were 107,542 units and 51,869 units, respectively.

On October 25, 2005, the Company instituted a suspension of all activity related to its stock option plans until the Company is current in filing its financial information. On a discretionary individual basis, employees terminated after October 25, 2005 have been granted a 30-day extension after the suspension is lifted to exercise their options. As a result of these modifications, the Company recognized additional compensation expense of $0.3 million for 9 employees in the three months ended September 30, 2006 and $1.4 million for 27 employees in the nine months ended September 30, 2006. In addition, the Company recognized $0.4 million of additional expense for the three and nine months ended September 30, 2005, due to a modification of the option grant for one employee who terminated in the third quarter of 2005.

The following table summarizes the activity under the stock option plans:

(Options and aggregate intrinsic value in thousands)	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Years of Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	4,522.8
Cancelled	42.9
Outstanding at March 31, 2006	4,479.9
Cancelled	136.0
Outstanding at June 30, 2006	4,343.9
Cancelled	74.8
Outstanding at September 30, 2006	4,269.1	$8.78
Outstanding, net of expected forfeitures	4,233.1	$8.69	4.1	$—
Outstanding, exercisable (“vested”)	3,038.7	$7.79	3.6	$—

The total intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was $0.4 million and $1.2 million during three and nine months ended September 30, 2005, respectively. The total fair value of options vested during the three and nine month periods ended September 30, 2006 was $0.1 million and $1.6 million, respectively. The total fair value of options vested during the three and nine month periods ended September 30, 2005 was $0.4 million and $3.6 million, respectively. As of September 30, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. The amount of cash received from the options exercised for the three and nine months ended September 30, 2005 was $0.2 million and $0.9 million, respectively, and the related tax benefit for the three and nine months ended September 30, 2005 was $0.1 million and $0.3 million, respectively.

NOTE 5.  PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the domestic and foreign defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Primarily Domestic
Interest cost	$1.7	$1.7	$5.1	$5.3
Expected return on plan assets	(1.9)	(1.7)	(5.5)	(5.3)
Amortization of actuarial loss	0.9	0.7	2.5	2.3
Net periodic benefit cost	$0.7	$0.7	$2.1	$2.3

United Kingdom
Service cost	$0.8	$0.8	$2.3	$2.4
Interest cost	1.2	1.0	3.5	3.0
Expected return on plan assets	(1.5)	(1.2)	(4.5)	(3.6)
Amortization of actuarial loss	0.4	0.2	1.2	0.6
Net periodic benefit cost	$0.9	$0.8	$2.5	$2.4

The Company contributed $12.7 million during the first nine months of 2006 to the domestic plans and will contribute $2.3 million in the fourth quarter of 2006 for a total of $15.0 million in 2006. The Company contributed $11.1 million during the first nine months of 2006 to the U.K. defined benefit plan and will contribute $0.6 million in the fourth quarter of 2006 for a total of $11.7 million in 2006.

NOTE 6.  LONG-TERM DEBT

Credit Agreement

The Company has a $498.2 million credit agreement through its wholly owned subsidiary, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), with JPMorgan Chase Bank and a consortium of other lenders, which consists of a $175.0 million Revolving Credit Facility and a $323.2 million Term Loan obligation. SIRVA Worldwide executed an amendment to its credit agreement with an effective date of August 15, 2006. The amendment, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 150.0 basis points, subject to increase or decrease upon certain events, and eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to the Company raising stated levels of qualifying capital. On September 29, 2006, SIRVA met the conditions by selling $75.0 million of Convertible Notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. An amendment on September 29, 2006 requires the Company to file with the SEC its 2006 Annual Report on Form 10-K by June 30, 2007.

The Company deferred bank fees of approximately $1.2 million incurred with this Revolving Credit Facility amendment, which will be amortized over the life of the instrument. Fees of $9.5 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment were expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment.

Mandatory payments were made on the Term Loan of $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of Convertible Notes.

Convertible Notes

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Convertible Notes”), pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among the Company, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”).  Pursuant to the terms of the Purchase Agreement, the Company also agreed to sell to ValueAct Capital one share of its series A preferred stock. Both Purchasers are current stockholders of the Company. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval of the conversion of the Convertible Notes and related issuance of Convertible Preferred Stock (“Conversion Event”).  If a Conversion Event has not occurred by May 31, 2007, the Company must pay additional interest on the Convertible Notes at a rate of 2.00% per annum. As of the date of this filing, the Company believes the Conversion Event will occur sometime in the third quarter of 2007. The additional interest would be paid in shares of the Company’s common stock based on a price of $3.00 per share. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

NOTE 7.  FINANCIAL INSTRUMENTS

The Company has a program to sell certain receivables generated by SIRVA Relocation LLC, a subsidiary, to independent third-party financial institutions. The sales are governed by the Receivables Sale Agreement. Effective August 15 and August 16, 2006, the Receivables Sale Agreement was amended. The amendments, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation, LLC and Executive Relocation Corporation (“ERC”) as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program to $218.1 million. The Company expensed fees related to these amendments of $0.6 million in the third quarter of 2006.

NOTE 8.  INCOME TAXES

For the nine months ended September 30, 2006, the Company recorded no income tax expense or benefit based on a pre-tax loss from continuing operations of $34.9 million. The difference between the effective income tax rate and statutory tax rate for the nine months ended September 30, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 37.0% for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Company recorded income tax expense of $98.6 million based on a pre-tax loss from continuing operations of $125.8 million.  Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 34.6% for the nine months ended September 30, 2005.

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

•                                          Completed the sale of all of the outstanding stock of three subsidiaries (midiData Logistic GmbH, North American (UK) Limited and SIRVA Netherlands BV) that collectively operated as the Company’s Specialized Transportation–Europe business on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million in the first quarter of 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge related to a leased facility which was vacated during the first quarter of 2005; and

•                                          Completed the sale of its TS segment through its North American Van Lines, Inc. subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP, on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million was deferred until receipt in the third quarter of 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. A pre-tax gain of $1.0 million was recorded in the third quarter of 2006 when the service agreement was fulfilled. Net proceeds from the sale were $11.5 million. In the first quarter of 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million in the third quarter of 2005.

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

Revenues from discontinued operations were $— million and $74.8 million and pre-tax operating losses were $1.4 million and $38.0 million for the three months ended September 30, 2006 and 2005, respectively, and revenues were $8.5 million and $271.4 million and pre-tax operating losses were $7.5 million and $38.5 million for the nine months ended September 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $1.3 million and $0.9 million for the three months and $9.7 million and $8.9 million for the nine months ended September 30, 2006 and 2005, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing future interest expense to the ongoing operations.

Accruals Associated with Discontinued Operations

The following table provides details of the discontinued operations accruals as of September 30, 2006:

(In millions)	Facility Leases	Trailer Leases	Contract Termination Costs	Total
Balance at December 31, 2005	$12.6	$0.8	$1.3	$14.7
Payments	(1.0)	(0.4)	(0.8)	(2.2)
Balance at March 31, 2006	11.6	0.4	0.5	12.5
Payments	(0.9)	(0.1)	—	(1.0)
Balance at June 30, 2006	10.7	0.3	0.5	11.5
Payments	(0.7)	(0.1)	(0.1)	(0.9)
Balance at September 30, 2006	$10.0	$0.2	$0.4	$10.6

Balance sheet classification:
Other current liabilities	$2.7	$0.2	$0.4	$3.3
Other long-term liabilities	$7.3	$—	$—	$7.3

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

The restructuring accrual balance was $1.8 million and $6.6 million at September 30, 2006 and December 31, 2005, respectively.  Severance and benefit payments will be paid by September 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the nine months ended September 30, 2006:

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
Balance at December 31, 2005	$6.0	$0.6	$—	$6.6
Restructuring charge	—	—	0.1	0.1
Payments	(2.8)	(0.1)	(0.1)	(3.0)
Other adjustments	0.1	(0.1)	—	—
Balance at March 31, 2006	3.3	0.4	—	3.7
Restructuring charge	—	—	0.3	0.3
Payments	(1.2)	—	(0.3)	(1.5)
Other adjustments	0.2	—	—	0.2
Balance at June 30, 2006	2.3	0.4	—	2.7
Payments	(0.9)	—	—	(0.9)
Balance at September 30, 2006	$1.4	$0.4	$—	$1.8

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

Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions)
Revenues:
Global Relocation Services	$604.5	$544.3	$1,604.8	$1,426.3
Moving Services North America	439.8	468.4	1,043.6	1,096.2
Moving Services Europe and Asia Pacific	120.9	115.3	304.9	301.4
Total Continuing Operations	$1,165.2	$1,128.0	$2,953.3	$2,823.9

Operating income (loss) from continuing operations:
Global Relocation Services	$8.3	$15.4	$13.7	$22.8
Moving Services North America	16.4	15.3	18.6	20.5
Moving Services Europe and Asia Pacific	4.1	(49.8)	(2.3)	(82.0)
Corporate	(6.5)	(12.8)	(23.9)	(64.4)
Total Continuing Operations	$22.3	$(31.9)	$6.1	$(103.1)

	September 30, 2006	December 31, 2005
	(In millions)
Total assets:
Global Relocation Services	$716.2	$597.6
Moving Services North America	447.4	396.1
Moving Services Europe and Asia Pacific	270.6	314.3
Corporate	38.1	38.4
Total Continuing Operations	$1,472.3	$1,346.4

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

The Company is cooperating with the investigations. For the nine months ended September 30, 2006 and 2005, the Company recorded legal fees and expenses that were not significant in relation to this matter and has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

NOTE 15.  SUBSEQUENT EVENTS

Effective October 12, 2006, the Receivables Sale Agreement was amended. The amendment, among other matters, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation, LLC and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers, and increased the size of the program. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Company will expense fees of $0.2 million in the fourth quarter of 2006.

On October 26, 2006, a mandatory payment of $2.2 million was made on the Term Loan with proceeds from the second settlement of the U.S. Insurance Business sale.

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

On December 19, 2006, a mandatory payment of $1.0 million was made on the Term Loan with proceeds from the sale of various properties in the United Kingdom.

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

SIRVA Finance Limited, a Company subsidiary, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $66.5 million at September 30, 2006. The outstanding balance of these facilities was $17.9 million at September 30, 2006. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. The Company expects to replace this facility and does not expect this to have a material adverse effect on its financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of SIRVA, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1, “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIRVA Worldwide executed amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of March 23, 2006 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, subject to increase or decrease upon certain events, and eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to us raising stated levels of qualifying capital. On September 29, 2006, we met the conditions by selling $75.0 million of convertible notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. An amendment on September 29, 2006 requires us to file with the Securities and Exchange Commission (“SEC”) our 2006 Annual Report on Form 10-K by June 30, 2007. We deferred bank fees of approximately $1.8 million incurred for these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. Fees of $9.5 million related to the original Term Loan, previous amendments and the August 15, 2006 amendment were expensed in the third quarter of 2006 as the Term Loan was considered extinguished as a result of the August 15, 2006 amendment. Mandatory payments were made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of our Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom.

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

Results of Continuing Operations

Third Quarter 2006

Consolidated Results of Continuing Operations

	Three months ended September 30,
			Percent
	2006	2005	Change
	(In millions)
Revenues	$ 1,165.2	$ 1,128.0	3.3%
Gross margin	115.1	114.1	0.9%
Operating expenses	92.8	146.0	(36.4)%
Operating income (loss) from continuing operations	22.3	(31.9)	N/M *
Loss from continuing operations	(2.6)	(168.7)	98.4%

* Not meaningful

Revenues:   Revenues from continuing operations were $1,165.2 million for the quarter ended September 30, 2006, which represents a $37.2 million, or 3.3%, increase compared to $1,128.0 million for the corresponding period in 2005. The change in revenues was primarily the result of increased growth in our Global Relocation Services segment, partially offset by a decrease in our Moving Services North America segment. Growth in Global Relocation Services of $60.2 million was driven by a 10.9% increase in home sale revenues in North America. The Moving Services North America revenue decline of $28.6 million was driven by shipment volume decreases of 11.8%. Favorable changes in exchange rates increased revenue by $5.6 million compared to the third quarter of 2005.

Gross margin:   Gross margin from continuing operations was $115.1 million for the quarter ended September 30, 2006, which represents a $1.0 million, or 0.9%, increase compared to $114.1 million for the corresponding quarter in 2005. Excluding a favorable exchange rate impact of $1.6 million, gross margin decreased $0.6 million. Gross margin as a percentage of revenue for the third quarter of 2006 was 9.9%, which represents a 0.2 percentage point decrease, compared to 10.1% for the third quarter of 2005. Gross margin as a percentage of revenue increased in all segments with the exception of Global Relocation Services. The decline in Global Relocation Services was primarily driven by losses on homes sold. Moving Services Europe and Asia Pacific gross margin improved 3.0 percentage points, as a result of the 2005 restructuring.  Moving Services North America gross margin increased 0.6 percentage points driven by lower commissions, cargo claims expense and equipment costs.

Operating expenses:   Operating expenses for the third quarter of 2006 were $92.8 million, which represents a $53.2 million decrease, compared to $146.0 million for 2005. The most significant drivers of the decrease were $48.5 million of 2005 impairment charges in Moving Services Europe related to goodwill and intangibles and $10.0 million of costs associated with certain 2005 independent and internal reviews, neither of which recurred in 2006. Excluding these charges, operating expenses increased $5.3 million.  The increase was primarily due to an increase in personnel costs in the Global Relocation Services segment of $2.5 million and an unfavorable foreign exchange rate impact of $1.4 million.

Intangibles amortization for the third quarter of 2006 was $2.4 million, which represents a $0.5 million decrease, compared to $2.9 million in 2005. This decrease is directly related to the write-off of European intangibles and reductions in amortization expense for Global Relocation Services.

Operating income (loss) from continuing operations:   Operating income from continuing operations was $22.3 million for the quarter ended September 30, 2006, which represents a $54.2 million increase, compared to operating loss from continuing operations of $31.9 million for the corresponding period in 2005. As discussed above, the increase primarily resulted from the Moving Services Europe impairment charges and certain independent and internal reviews expenses in 2005, which did not recur in 2006.

Interest expense:   Interest expense was $13.9 million for the third quarter of 2006, which represents a $5.3 million increase, compared to $8.6 million in 2005. The increase was due to an increase in the effective interest rate to 11.43% for the quarter ended September 30, 2006 from 7.16% in the corresponding period in 2005. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates.

Debt extinguishment expense:   Fees of $9.5 million related to the original term loan, previous amendments and the August 15, 2006 amendment were expensed in the third quarter of 2006 as the term loan was considered extinguished as a result of the August 15, 2006 amendment.

Income tax expense:   For the three months ended September 30, 2006, income tax expense was $1.8 million based on a pre-tax loss from continuing operations of $0.8 million, resulting in an effective income tax rate that is not meaningful due to the establishment of deferred tax valuation allowances. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 36.1%. For the third quarter of 2005, income tax expense was $128.5 million based on a pre-tax loss from continuing operations of $40.2 million, resulting in an effective income tax rate that is not meaningful due to the establishment of deferred tax valuation allowances, the write-off of non-deductible goodwill associated with our continental Europe operations, as well as the mix of pre-tax income and loss in various taxing jurisdictions.

Loss from continuing operations:   Loss from continuing operations was $2.6 million, or $0.04 per diluted share, for the quarter ended September 30, 2006, which represents a $166.1 million, or $2.24 per diluted share, improvement compared to a loss from continuing operations of $168.7 million, or $2.28 per diluted share, for the corresponding quarter in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Three months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$ 109.3	$ 97.8	11.7%
Home sales	495.2	446.5	10.9%
Total revenues	604.5	544.3	11.1%
Gross margin:
Service	44.0	40.1	9.9%
Home sales	(12.8)	(4.5)	N/M *
Total gross margin	31.2	35.6	(12.3)%
Operating expenses	22.9	20.2	14.3%
Operating income from continuing operations	8.3	15.4	(46.8)%

* Not meaningful

Total revenues were $604.5 million for the quarter ended September 30, 2006, which represents a $60.2 million, or 11.1%, increase compared to $544.3 million for the corresponding quarter in 2005. Home sale revenues were $495.2 million in 2006, which represents a $48.7 million, or 10.9%, increase compared to $446.5 million for 2005.  The increase was driven by both the number and market value of homes sold. Service revenues were $109.3 million in 2006, which represents an $11.5 million, or 11.7%, increase compared to $97.8 million in 2005.

Gross margin was $31.2 million for the third quarter of 2006, representing a $4.4 million, or 12.3%, decrease compared to $35.6 million for the corresponding quarter in 2005. Gross margin as a percentage of revenues was 5.2% for 2006, which represents a 1.3 percentage point decrease, compared to 6.5% in 2005.

Gross margin on home sale revenue for the third quarter of 2006 was a loss of $12.8 million, which represents an $8.3 million decline, compared to a loss of $4.5 million in 2005, as a result of declining market conditions. Gross margin on service revenue was $44.0 million in the third quarter of 2006, representing a $3.9 million, or 9.9%, increase compared to $40.1 million in 2005. Gross margin as a percentage of service revenue was 40.3% for the third quarter of 2006, which represents a 0.7 percentage point decrease, compared to 41.0% in 2005.

Operating expenses were $22.9 million for the third quarter of 2006, which represents a $2.7 million increase, compared to $20.2 million in 2005. The increase was primarily due to higher personnel costs from severance accruals and a reclass of expenses from cost of sales to general and administrative expense to reflect organizational changes.

Operating income was $8.3 million for the third quarter of 2006, which represents a $7.1 million decrease, compared to operating income of $15.4 million in 2005. The decline was due to an increase in losses on homes sold and personnel costs.

Moving Services North America

	Three months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$ 439.8	$ 468.4	(6.1)%
Gross margin	43.5	43.4	0.1%
Operating expenses	27.1	28.1	(3.8)%
Operating income from continuing operations	16.4	15.3	7.4%

Revenues were $439.8 million for the quarter ended September 30, 2006, which represents a $28.6 million, or 6.1%, decrease compared to $468.4 million for the corresponding quarter in 2005. The decrease in revenues for the quarter was the result of an 11.8% decrease in household goods shipment volume, primarily in the consumer and military channels which decreased 15.9% and 16.8%, respectively, as compared to the same period of 2005. The decline in shipment volume was partially offset by a 4.2% overall increase in revenue per shipment compared to the same period in 2005. The decline in revenue was partially offset by a $2.0 million favorable movement in exchange rates.

Gross margin was $43.5 million for the third quarter of 2006 compared to $43.4 million in 2005. Gross margin as a percentage of revenues was 9.9% for 2006, which represents a 0.6 percentage point increase, compared to 9.3% in 2005. The improvement in gross margin percentage was driven by a reduction in claims expense and commissions.

Operating expenses were $27.1 million for the third quarter of 2006, which represents a $1.0 million, or 3.8%, decrease compared to $28.1 million in 2005. The decrease was driven by operating productivity initiatives and lower bad debt expense.

Operating income from continuing operations was $16.4 million for the third quarter of 2006, which represents a $1.1 million, or 7.4%, increase compared to income of $15.3 million in 2005. This increase was driven by the reduction in operating expenses.

Moving Services Europe and Asia Pacific

	Three months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$ 120.9	$ 115.3	4.9%
Gross margin	41.1	35.8	15.0%
Operating expenses	37.0	85.6	(56.8)%
Operating income (loss) from continuing operations	4.1	(49.8)	N/M *

*  Not meaningful

Revenues were $120.9 million for the quarter ended September 30, 2006, which represents a $5.6 million, or 4.9%, increase compared to $115.3 million in the corresponding quarter of 2005. Favorable effects of changes in exchange rates increased revenues by $3.4 million compared to the third quarter of 2005. Organically, revenue grew $2.2 million, or 1.9%. The increase was driven by Germany, United Kingdom and Australia. Germany’s international moving business continued to improve, while the volume of home sale transactions increased 15% in the United Kingdom. Australia’s volume for both domestic and international was up 4.2%.

Gross margin was $41.1 million for the quarter ended September 30, 2006, which represents a $5.3 million, or 15.0%, increase compared to $35.8 million for the corresponding quarter in 2005. The gross margin as a percentage of revenues was 34.0% in the third quarter of 2006, which represents a 3.0 percentage point increase, compared to 31.0% in 2005. Excluding the favorable effect of changes in exchange rates of $1.2 million, gross margin improved

$4.1 million. The majority of the improvement in gross margin was the result of the higher gross margin rate due to the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $37.0 million for the third quarter of 2006, which represents a $48.6 million, or 56.8%, decrease compared to $85.6 million in 2005. Excluding the effect of changes in exchange rates, operating expenses decreased $49.8 million. The decrease was driven by the impairment charges of $48.5 million incurred in the European operations in 2005 for the write-down of goodwill and intangibles, which did not occur in 2006. In addition, operating expenses improved in the European operations resulting from the 2005 restructuring and a refocus on the U.K. Moving Services business by the new U.K. management team. Headcount reductions, improvement in accounts receivable collections, and overall improved operating costs led to the improvement.

Operating income was $4.1 million for the third quarter of 2006, which represents a $53.9 million improvement, compared to a loss of $49.8 million in 2005. The increase was driven by the impairment charge incurred in the European operations in 2005, which did not occur in 2006. In addition, the increase in revenue, coupled with higher gross margins and lower operating expenses, helped drive the significant improvement. Changes in exchange rates had a minimal impact on operating income.

Corporate

For the quarter ended September 30, 2006, we incurred $6.5 million of corporate expenses, representing a $6.3 million decrease, compared to $12.8 million in the corresponding quarter of 2005. The decrease was primarily attributable to $9.9 million of costs associated with certain 2005 independent and internal reviews. The decrease was partially offset by higher audit and Sarbanes Oxley related professional fees and higher stock compensation expense.

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

Loss from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $— million and $74.8 million and pre-tax operating loss of $1.4 million and $38.0 million for the three months ended September 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $1.3 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively. In the third quarter of 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment and other long-term assets of the U.S. Insurance Business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 9 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

Results of Continuing Operations

Year-to-Date 2006

Consolidated Results of Continuing Operations

	Nine months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$ 2,953.3	$ 2,823.9	4.6%
Gross margin	272.9	274.1	(0.5)%
Operating expenses	266.8	377.2	(29.3)%
Operating income (loss) from continuing operations	6.1	(103.1)	N/M *
Loss from continuing operations	(39.5)	(224.4)	82.4%

*  Not meaningful

Revenues:   Revenues from continuing operations were $2,953.3 million for the nine months ended September 30, 2006, which represents a $129.4 million, or 4.6%, increase compared to $2,823.9 million for the corresponding period in 2005. The change in revenues was primarily the result of increased growth in our Global Relocation Services segment, partially offset by a decrease in our Moving Services North America segment. Growth in Global Relocation Services of $178.5 million was driven by a 12.6% increase in home sales revenue in North America. The Moving Services North America revenue decline of $52.6 million was driven by a shipment volume decrease of 10.1%.

Gross margin:   Gross margin from continuing operations was $272.9 million for the nine months ended September 30, 2006, which represents a slight decrease, compared to $274.1 million for the corresponding period in 2005. Gross margin as a percentage of revenue for the nine months ended September 30, 2006 was 9.2%, which represents a 0.5 percentage point decrease, compared to 9.7% for the corresponding period of 2005. The decline was primarily driven by losses on homes sold in the Global Relocation Services segment. Moving Services Europe and Asia Pacific gross margin improved 2.0 percentage points as a result of the 2005 restructuring.  Moving Services North America gross margin increased 0.3 percentage points driven by lower commissions, cargo claims expense, and equipment costs.

Operating expenses:   Operating expenses for the nine months ended September 30, 2006 were $266.8 million, which represents a $110.4 million, or 29.3%, decrease compared to $377.2 million for 2005. The most significant drivers of the decrease were $57.2 million of costs associated with certain 2005 independent and internal reviews, and $52.8 million related to impairment charges in Moving Services Europe in 2005, neither of which occurred in 2006, and a decrease in Moving Service Europe restructuring expense of $5.9 million. The decrease was partially offset by $8.3 million of legal charges for the securities class action complaint and the anticipated settlement of the OOIDA litigation, an increase of $2.8 million in stock compensation expense, primarily related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and higher audit costs.

Intangibles amortization for the nine months ended September 30, 2006 was $7.1 million, which represents a $1.7 million decrease, compared to $8.8 million in 2005. This decrease is directly related to the write-off of European intangibles and reductions in amortization expense for Global Relocation Services.

Operating income (loss) from continuing operations:   Operating income from continuing operations was $6.1 million for the nine months ended September 30, 2006, which represents a $109.2 million increase, compared to operating loss from continuing operations of $103.1 million for the corresponding period in 2005. As discussed above, the improvement primarily resulted from the expenses associated with certain 2005 independent and internal reviews and Moving Services Europe impairments, which did not recur in 2006, along with a reduction in the European restructuring expense.

Interest expense:   Interest expense was $35.7 million for the nine months ended September 30, 2006, which represents a $13.0 million, or 57.5%, increase compared to $22.7 million in 2005. The increase was due to an increase in the effective interest rate to 10.22% for the nine months ended September 30, 2006 from 6.30% in the corresponding period in 2005. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates.

Debt extinguishment expense:   In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan. Fees of $9.5 million related to the original term loan, previous amendments and the August 15, 2006 amendment were expensed in the third quarter of 2006 as the term loan was considered extinguished as a result of the August 15, 2006 amendment.

Income tax expense (benefit):   For the nine months ended September 30, 2006, there was no income tax expense or benefit based on a pre-tax loss from continuing operations of $39.5 million. The difference between the effective income tax rate and statutory tax rate for the nine months ended September 30, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate for the nine months ended September 30, 2006 would have been 37.2%. For the nine months ended September 30, 2005, we recorded income tax expense of $98.6 million based on a pre-tax loss from continuing operations of $125.8 million. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 34.6% for the nine months ended September 30, 2005.

Loss from continuing operations:   Loss from continuing operations was $39.5 million, or $0.53 per diluted share, for the nine months ended September 30, 2006, which represents a $184.9 million, or $2.51 per diluted share, improvement compared to loss from continuing operations of $224.4 million, or $3.04 per diluted share, for the corresponding period in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Nine months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$ 275.4	$ 245.9	12.0%
Home sales	1,329.4	1,180.4	12.6%
Total revenues	1,604.8	1,426.3	12.5%
Gross margin:
Service	103.4	92.2	12.2%
Home sales	(26.6)	(8.3)	N/M *
Total gross margin	76.8	83.9	(8.5)%
Operating expenses	63.1	61.1	3.4%
Operating income from continuing operations	13.7	22.8	(40.3)%

* Not meaningful

Total revenues were $1,604.8 million for the nine months ended September 30, 2006, which represents a $178.5 million, or 12.5%, increase compared to $1,426.3 million for the corresponding period in 2005. Home sale revenues were $1,329.4 million in 2006, which represents a $149.0 million, or 12.6%, increase compared to $1,180.4 million for 2005.  The revenue improvement was driven by a 30.1% increase in the number of fixed-fee homes sold. Service revenues were $275.4 million in 2006, which represents a $29.5 million, or 12.0%, increase compared to $245.9 million in 2005.

Gross margin was $76.8 million for the nine months ended September 30, 2006, representing a $7.1 million, or 8.5%, decrease compared to $83.9 million for the corresponding period in 2005. Gross margin as a percentage of revenues was 4.8% for 2006, which represents a 1.1 percentage point decrease, compared to 5.9% in 2005.

Gross margin on home sale revenue for the nine months ended September 30, 2006 was a loss of $26.6 million, which represents an $18.3 million decrease, compared to a loss of $8.3 million in 2005, as a result of continued declining market conditions. Gross margin on service revenue was $103.4 million for the nine months ended September 30, 2006, representing an $11.2 million, or 12.2%, increase compared to $92.2 million in 2005. Gross margin percentage on service revenue was 37.5% for each of the nine months ended September 30, 2006 and 2005.

Operating expenses were $63.1 million for the nine months ended September 30, 2006, which represents a $2.0 million, or 3.4%, increase compared to $61.1 million in 2005. The increase was primarily due to higher personnel costs from severance accruals and a reclass of expenses from cost of sales to general and administrative expense to reflect organizational changes, partially offset by lower intangibles amortization expense and provisions for bad debt expense.

Operating income was $13.7 million for the nine months ended September 30, 2006, which represents a $9.1 million decrease, compared to operating income of $22.8 million in 2005. Operating income as a percent of revenues was 0.8% in 2006 compared to 1.6% in 2005. The decrease was primarily due to an increase in personnel costs, partially offset by a reduction in bad debt and intangibles amortization expense.

Moving Services North America

	Nine months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$ 1,043.6	$ 1,096.2	(4.8)%
Gross margin	100.6	101.7	(1.1)%
Operating expenses	82.0	81.2	1.0%
Operating income from continuing operations	18.6	20.5	(9.6)%

Revenues were $1,043.6 million for the nine months ended September 30, 2006, which represents a $52.6 million, or 4.8%, decrease compared to $1,096.2 million for the corresponding period in 2005. The decrease in revenues for the nine months ended September 30, 2006 was driven by a 10.1% decrease in the volume of household goods shipments, primarily in the consumer and military channels. The decline in shipment volume was partially offset by a 3.7% overall increase in revenue per shipment compared to the same period in 2005.  The decline in revenue was partially offset by a $4.1 million favorable movement in exchange rates.

Gross margin was $100.6 million for the nine months ended September 30, 2006, which represents a $1.1 million, or 1.1%, decrease compared to $101.7 million in 2005. Gross margin as a percentage of revenues was 9.6% for 2006, which represents a 0.3 percentage point increase, compared to 9.3% in 2005. The increase in gross margin rate was primarily driven by a reduction in claims expense, reduced commissions and lower equipment costs.

Total operating expenses were $82.0 million for the first nine months of 2006, representing a $0.8 million, or 1.0%, increase compared to $81.2 million in 2005. The increase in operating expenses was driven by a $2.7 million legal charge for the anticipated settlement of the outstanding OOIDA litigation.  Excluding this legal charge, operating expenses were lower by $1.9 million, or 2.3%, compared to 2005. The decrease was driven primarily by operating productivity initiatives and lower bad debt expense.

Operating income from continuing operations was $18.6 million for the nine months ended September 30, 2006, which represents a $1.9 million, or 9.6%, decrease compared to income of $20.5 million in 2005. The decline in operating income was entirely driven by the legal charge associated with the OOIDA litigation. Excluding this charge, operating income improved by $0.8 million, or 3.4%. The improvement was due to the increase in gross margin and decrease in operating expenses.

Moving Services Europe and Asia Pacific

	Nine months ended September 30,
	2006	2005	Percent Change
	(In millions)
Revenues	$ 304.9	$ 301.4	1.2%
Gross margin	97.7	90.7	7.7%
Operating expenses	100.0	172.7	(42.1)%
Operating loss from continuing operations	(2.3)	(82.0)	97.2%

* Not meaningful

Revenues were $304.9 million for the nine months ended September 30, 2006, which represents a $3.5 million, or 1.2%, increase compared to $301.4 million in the corresponding period of 2005. Unfavorable effects of changes in exchange rates reduced revenues by $4.9 million compared to the corresponding nine months of 2005. Organically, revenue grew $8.4 million, or 2.8%. The increase was driven by Australia, Germany, United Kingdom and Scandinavia. Australia increased $5.2 million, or 8.6%, on the strength of both domestic and international volume. Germany and Scandinavia were primarily driven by their international businesses. The U.K. improvement primarily resulted from the increase in third quarter volume of home sale transactions. Continental Europe continued to experience difficult economic conditions, declining $2.6 million, or 7.0%.

Gross margin was $97.7 million for the nine months ended September 30, 2006, which represents a $7.0 million, or 7.7%, increase compared to $90.7 million for the corresponding period in 2005. Gross margin as a percentage of revenues was 32.1% in the first nine months of 2006, which represents a 2.0 percentage point increase, compared to 30.1% in 2005. Excluding the unfavorable effect of changes in exchange rates of $1.1 million, gross margin improved $8.1 million. The majority of the improvement in gross margin was the result of the higher gross margin rate due to the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $100.0 million for the nine months ended September 30, 2006, which represents a $72.7 million, or 42.1%, decrease compared to $172.7 million in 2005. Excluding the favorable effect of changes in exchange rates of $1.6 million, operating expenses decreased $71.1 million. The decrease was driven by the restructuring and impairment charges of $59.1 million incurred in the European operations in 2005 compared to $0.4 million in 2006. In addition, operating expenses improved significantly in the European operations resulting from the 2005 restructuring and a refocus on the U.K. Moving Services business by the new U.K. management team.  Headcount reductions, gain on sale of properties, improvement in accounts receivable collections, and overall improved operating costs led to the improvement.

Operating loss was $2.3 million for the first nine months of 2006, which represents a $79.7 million improvement, compared to a loss of $82.0 million in 2005. The increase was driven by the decrease in restructuring and impairment charges incurred in the European operations in 2005 compared to 2006. In addition, the increase in revenue, coupled with higher gross margins and lower operating expenses, resulted in a significant reduction in the operating loss. Changes in exchange rates increased the operating loss by $0.5 million.

Corporate

For the nine months ended September 30, 2006, we incurred $23.9 million of corporate expenses, representing a $40.5 million decrease compared to $64.4 million for the nine months ended September 30, 2005. The decrease was primarily attributable to $56.5 million of costs associated with certain independent and internal reviews in 2005, which did not recur in 2006. The decrease was offset by higher audit and Sarbanes Oxley related professional fees of $7.0 million, legal charges of $5.6 million for the securities class action complaint and an increase of $2.8 million in stock compensation expense, primarily due to the adoption of SFAS No. 123(R), Share-Based Payment.

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

Income (loss) from discontinued operations in the unaudited Condensed Consolidated Statements of Operations include revenues of $8.5 million and $271.4 million and pre-tax operating loss of $7.5 million and $38.5 million for the nine months ended September 30, 2006 and 2005, respectively. Gain on disposal, net of tax, was $9.7 million and $8.9 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, the gain included $7.7 million for the sale of our Business Services Division in the United Kingdom and Ireland. In the third quarter of 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. In the first quarter of 2005, we recorded an impairment charge for goodwill of $2.1 million for the TS business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. It is anticipated that sale proceeds or the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $498.2 million senior credit facility through SIRVA Worldwide. This credit agreement with JPMorgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility and a $323.2 million term loan obligation.

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

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $66.5 million at September 30, 2006. The outstanding balance of these facilities was $17.9 million at September 30, 2006 and $31.8 million at December 31, 2005. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. We expect to replace this facility and do not expect this to have a material adverse effect on our financial position.

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

Cash flows used for operating activities

Net cash used for operating activities was $101.3 million and $61.4 million for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $39.9 million. Net loss was $36.5 million and $249.3 million in the nine months ended September 30, 2006 and 2005, respectively, which is a decrease in net loss of $212.8 million.

Non-cash adjustments were a positive impact of $31.4 million and $209.8 million in the nine months ended September 30, 2006 and 2005, respectively. The negative change in non-cash adjustments in 2006 compared to 2005 was driven mainly by impairments of $81.8 million in 2005; a change in deferred taxes of $3.7 million in 2006 compared to $83.8 million in 2005; and a gain on the sale of assets in 2006 of $29.6 million, primarily related to the sale of the Business Services Division in the United Kingdom and Ireland, compared to gains of $7.7 million in 2005. Impairments of $81.8 million in 2005 primarily related to $66.0 million of goodwill and intangible assets for continental Europe, U.S. Insurance Business, and TS; $10.9 million of various assets for the U.S. Insurance Business and the United Kingdom; and $4.9 million of charges for leased facilities vacated as part of the TS and STEU business disposals. The change in deferred taxes in 2005 of $83.8 million, primarily related to the write-off of the U.S. and certain foreign subsidiaries’ net deferred tax assets.

Changes in operating assets and liabilities used additional cash of $74.3 million compared to the prior year, primarily due to the changes in other current assets and liabilities, offset by changes in accounts payable and sales and originations of mortgages held for resale. The change in other current assets and liabilities for the nine months ended September 30, 2006 of $55.2 million was primarily due to an increase in relocation properties held for resale. The change in other current assets and liabilities for the nine months ended September 30, 2005 of $100.7 million was due primarily to changes in accrued liabilities and insurance reserves.

Cash flows used for investing activities

Cash provided by investing activities was $74.8 million in the nine months ended September 30, 2006 compared to cash used of $2.2 million in the corresponding period of 2005.  Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland completed in the nine months ended September 30, 2006 were $85.7 million, and additional proceeds from the sale of the U.S. Insurance Business were $1.0 million. Net proceeds from sales completed in the nine months ended September 30, 2005 of the Specialized Transportation – Europe, Fleet Service, Blanketwrap, TS, and Flatbed businesses were $26.2 million. Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $11.9 million and $20.7 million in the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures for the year ended December 31, 2006 will be approximately $18.0 million. Additional purchase costs of $0.5 million and $1.1 million were incurred related to various acquisitions in 2004 for the nine months ended September 30, 2006 and 2005, respectively.  Net purchases of investments declined to $0.4 million in 2006 from $7.9 million in 2005 as a result of the sale of the U.S. Insurance Business.

Cash flows from financing activities

Net cash provided by financing activities was $41.6 million and $54.4 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows from financing activities usually consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities.

Net payments on borrowings were $27.8 million for the nine months ended September 30, 2006 compared to net proceeds from borrowings of $55.2 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, proceeds of $75.0 million were received from the issuance of the Convertible Notes. Debt issuance costs were $5.7 million and $4.1 million in the nine months ended September 30, 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement to sell up to $218.1 million, of which 86% has been utilized as of September 30, 2006, of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. Net proceeds from receivables sold of $989.9 million were offset by collections paid of $927.6 million for the nine months ended September 30, 2006.

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

We are cooperating with the investigations. For the nine months ended September 30, 2006 and 2005, we recorded legal fees and expenses that were not significant in relation to this matter and have established an accrual in accordance with the guidelines set forth in Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 in the first quarter of 2007. We do not expect this interpretation to have a material impact on our financial statements.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of September 30, 2006. Because of the material weaknesses described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2005 Annual Report on Form 10-K, management concluded that as of December 31, 2005 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weaknesses listed in 1 through 16 below which continued to exist as of September 30, 2006:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, the Company identified no changes in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We incorporate by reference the information set forth in Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 6.                        EXHIBITS

Exhibit Number	Description of Document	Method of Filing
4.1	Form of 10.00% Convertible Notes Due June 1, 2011.	Previously filed as Exhibit 4.1 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.1

Seventh Amendment, dated as of August 15, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed August 17, 2006 and incorporated herein by reference.

10.2

Eighth Amendment, dated as of September 29, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.3

Eighth Amendment to Amended and Restated Receivables Sale Agreement, dated as of August 15, 2006, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, the Purchasers party thereto, and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed August 17, 2006 and incorporated herein by reference.

10.4

Ninth Amendment to Amended and Restated Receivables Sale Agreement, dated as of August 16, 2006, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC and Executive Relocation Corporation, as servicers and originators, the Purchasers party thereto, and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 8-K, filed August 17, 2006 and incorporated herein by reference.

Exhibit Number	Description of Document	Method of Filing
10.5	General Release, Separation & Consulting Agreement, dated as of August 15, 2006, by and between SIRVA, Inc. and its direct and indirect subsidiaries and Robert Rosing.	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 8-K, filed August 17, 2006 and incorporated herein by reference.

10.6	Securities Purchase Agreement, dated as of September 25, 2006, among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.7	Registration Rights Agreement, dated as of September 29, 2006, among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.8

Voting Agreement, dated as of September 29, 2006, among ValueAct Capital Master Fund, L.P., MLF Offshore Portfolio Company, L.P., Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

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