Form 10-K
period 2006-12-31
SIRVA INC
filed 2007-06-29
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 OR
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $241.8 million.

As of June 1, 2007, 73,964,515 shares of the Registrant’s common stock were outstanding.

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

The Company

We are a leader in the global relocation industry, providing our relocation solutions (relocation services and moving services) to a well-established and diverse customer base, including more than 12,000 corporate clients and governmental agencies, as well as thousands of individual consumers around the world. Our goal is to provide our customers with comprehensive, customizable relocation solutions that improve their employee’s relocation experience, streamline employee transfer administration, reduce real estate market risk and lower relocation costs. Our services include transferee counseling, home purchase programs, real estate broker and agent referrals to assist transferees with home sales and purchases, mortgage originations, expense management, movement of household goods, global program management and the provision of destination “settling in” services. We globally market and deliver these services under the SIRVA® Relocation brand, as well as a variety of household goods moving brands worldwide.

We provide relocation services through our operating centers located in the United States, Asia, continental Europe, the United Kingdom, Australia and New Zealand. In each location, our customer service and account management teams regularly interact with our corporate clients and their transferring employees to meet their global relocation needs. Our corporate relocations originate primarily in the United States, Japan, and the United Kingdom.

We also are a world leader in moving household goods. We operate in more than 45 countries under well-recognized brand names, including Allied®, northAmerican®, and Global® in North America; Pickfords, Hoults and Allied Pickfords in the United Kingdom; and Allied Pickfords in the Asia Pacific region. We provide moving services for corporate, military/government and consumer clients through our worldwide proprietary agent network. In North America, we provide moving services through our branded network of 643 agents who own the trucks and trailers used in moves and are responsible for the packing, hauling, storage and distribution of household goods. We act as a network manager for our agents and provide, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. Outside North America, we provide moving services through a network of Company-operated, agent-owned and franchised locations in Europe and the Asia Pacific region.

We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. We provide relocation and moving services through a team of more than 4,600 employees worldwide as of May 1, 2007, operating within four reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. For certain financial information concerning the Company’s operating segments, see Note 13 “Operating Segments” in the Notes to the Consolidated Financial Statements included in this report.

Global Relocation Services

We offer our customers complete outsourcing of their employee relocation programs. Our services include home sale, home purchase and home marketing assistance, global program consultation and management, expense tracking, compliance reporting, tax reporting, and payroll interface services. We have the ability to aggregate data across all of a customer’s relocation activities, which can provide clients a valuable overview of their relocation program expenses, and suggest ways to cut costs and improve services.

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

We provide these services under two different product offerings: a traditional model and a fixed-fee model. Under a traditional model, we provide all services on a cost plus basis, and any loss on the home sale and all holding costs incurred while the home is “in inventory” are borne by the customer. Under a fixed-fee model, we provide all of these services to our U.S. customers for a fixed-fee, set as a percentage of the price paid by us to the transferee to acquire his or her home. For both product offerings, we utilize our network of independent real estate brokers to assist with the transferee home sale and, in the United States, receive a referral fee from the broker.

In the fixed-fee product, we take responsibility for all costs in the home sale process and agree to purchase the home if it is not sold within a pre-determined period or if a third-party sale falls through. When we take a home into inventory, which occurred approximately 25% of the time in 2006 as compared to 16% in 2005, we assume all carrying costs and any loss on resale of the home. In addition, we continue to service the transferring employee’s mortgage until the home is sold or, in some cases, we immediately pay off the mortgage. We have a process that we believe minimizes our risk and cost of providing the fixed-fee product and, as a result, we have experienced acceptable home sale losses on individual properties over the history of the program. We believe this product better aligns our interests with our customer’s interests, because it is in our mutual interests to avoid holding homes in inventory for long periods of time and incurring losses on resale. For the year ended December 31, 2006, our fixed-fee product represented approximately 46% of our corporate relocations.

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

Mortgage Origination.   SIRVA Mortgage, Inc. (“SIRVA Mortgage”) focuses on the mortgage needs of the transferring employee. Our mortgage services complement our home finding services and simplify the overall relocation process for the transferee while reducing total relocation costs for our customer. We simplify relocation lending by providing free consultation, quick pre-approval, minimal paperwork, relocation-specific loan programs, direct bill arrangements, and one-stop shopping through our multi-lender network. SIRVA Mortgage’s multi-lender approach allows us to research rates and loan options offered by national lenders and help the consumer make an informed decision. We provide mortgage services to our customers’ transferring employees, underwriting the mortgage for a transferee’s home purchase. Before a mortgage is underwritten, we obtain the agreement of one of various third-party financial institutions to purchase the mortgage from us. There typically is a processing lag of 20 to 30 days from the time we write the mortgages to the time we complete the sale. During this time, the mortgages are carried as current assets and are financed through our mortgage warehouse facility. For the years ended December 31, 2006 and 2005, we originated $1,553.7 million and $1,339.3 million of mortgages, respectively.

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

Global Services.   We have Global Service Centers in 13 countries, with a network of certified business suppliers in 149 countries, enabling us to provide global solutions to local issues. Through these global offices, we offer a full suite of specialized global relocation services to customers and their transferring employees, including assignment management, process management, visa and immigration services, complete destination services, and expense management.

Move Management.   We provide move management services to transferring employees, coordinating the packing, storage and moving of a transferring employee’s household goods, as well as assistance with questions and claims. We provide these services through our own fulfillment network, described below under “Household Goods Moving Services,” or, at a customer’s direction, through a non-SIRVA moving company.

We provide all of these relocation services through operating centers located in and around major metropolitan areas throughout the world: the United States, Asia, continental Europe, United Kingdom, Australia and New Zealand. We have a staff of relocation specialists dedicated to serving the needs of our clients and transferees. This staff coordinates our extended network of service providers, including moving services companies, real estate brokers, appraisers and destination service providers.

Customers expect a streamlined communication process between their human resource managers, transferring employees and us. To meet these needs, account managers provide this single point of contact and accountability for our clients. For individual transferring employees, we provide the full range of relocation services through a lead relocation counselor, who draws on other specialists as needed during the relocation process.

We also offer consumers a range of relocation services through employee programs provided by customers and member programs provided by associations and member service organizations. These services currently include real estate broker referrals, mortgage financing and moving services.

Moving Services North America

Through our Allied®, northAmerican® and Global® branded networks, we provide interstate moving services, including household goods packing, storage and transportation services, throughout the United States and Canada. We have a leadership position in the industry, and our Allied® and northAmerican® trademarks are considered two of the most widely recognized and respected brand names in moving services.

Household Goods Moving Services.   In North America, we primarily provide our household goods moving services through our network of 643 branded agents. Agents are independently-owned local moving companies that provide customers with the local packing, warehousing and the majority of the hauling required to support household moves. Our network of agents and their drivers own most of the equipment used in our moving operations. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. We also have a centralized consumer contact center in the United States that facilitates direct consumer inquiries from a broad range of affinity partners, internet, and other third-party lead sources, as well as from our branded websites. The contact center provides immediate customer response, service qualification, and real time connection to a preferred local agent.

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

Agent Network.   We have developed long-term relationships with the branded agents in our network, and some of our agents have been affiliated with our company for several generations. Our relationship with each agent is governed by an agency contract that defines the terms and conditions of the agent’s exclusive representation of us in all interstate household goods shipments, as well as the compensation structure for services provided. While we enter into certain short-term contracts, we will often enter into long-term contracts, typically for a 3 to 16 year period, with selected agents. Our long-term contracts provide security to both parties and ensure us long-term representation and revenues in key markets. In May 2005, a new three-year contract was signed by more than 94% of our Allied® agents. As a result of these arrangements, we have historically experienced relatively low agent turnover. No single agent accounted for more than 4% of our linehaul revenues for our Moving Services Household Goods business in 2006.

Owner-Operators.   Owner-operators are independent contractors who work with our agent network and us and provide household goods and specialty transportation fulfillment services. In most circumstances, they own their trucks and coordinate obtaining the labor needed to service customer moves. At December 31, 2006, across our network in North America, there were approximately 1,900 owner-operators contracted almost exclusively by agents in household goods moving and 51 agent contracted owner-operators in our Special Products moving business, which provides for the transportation of non-household goods freight. There were approximately 21 owner-operators contracted directly by NAVL and 15 owner-operators contracted directly by our Special Products moving business.

Moving Services Europe and Asia Pacific

Through our multiple brands in Europe and the Asia Pacific region, we provide international household goods packing, storage and moving services. The combination of these operations, together with our moving services operations in North America, provides us with a leadership position in the moving services industry around the world.

In Europe and the Asia Pacific region, we primarily provide household goods moving services, as well as office and industrial moving services, through a combination of our company-operated locations, our proprietary agent network, and our network of affiliated preferred providers. We operate a majority of the fulfillment assets in the United Kingdom and the Asia Pacific regions. During 2006 and the first quarter of 2007, we continued to dispose of a number of European owned properties, thereby shifting towards a less capital intensive business model. We have continued this shift as we implement the use of more service providers who maintain their own equipment.

We are subject to certain risks relating to our international operations. For a description of these risks, see Item 1A, Risk Factors, “The international scope of our operations may adversely affect our business” and “We are exposed to currency fluctuations, which may have an adverse effect on us.”

Customers

We serve a diverse range of customers around the world, including corporations of all sizes, military and government agencies, and individual consumers. This diverse client base helps to lower our exposure to downturns or volatility in any one industry or region. No single customer accounted for more than 4.7% of our 2006 revenues.

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

Military/Government Agencies.   We provide household goods moving services to state and federal government agencies in the United States, including the U.S. Department of Agriculture, the Drug Enforcement Administration, the Federal Bureau of Investigation, all branches of the U.S. military, and government agencies of other countries around the world. These military and government agencies traditionally have represented a stable source of demand for our services and are less subject to economic cycles than our corporate customers. We also provide relocation services to certain U.S. government agencies. In addition, our agreements with the U.S. military may be terminated at the government’s election under certain circumstances. See also Item 1A, Risk Factors, “Because we have not filed our periodic reports with the SEC on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the NYSE, defaulting on our credit facilities, loss of customers and a loss of liquidity.”

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

	2006	2005	2004
Quarter 1	19.6%	19.4%	17.3%
Quarter 2	26.7%	27.2%	26.3%
Quarter 3	30.1%	30.9%	32.9%
Quarter 4	23.6%	22.5%	23.5%
	100.0%	100.0%	100.0%

Sales and Marketing

We have a global corporate sales and marketing team of approximately 300 members and a network of over 2,500 agent sales personnel in the United States serving the corporate and consumer channels. We address the consumer market through multiple channels, including a customer contact center, printed telephone directories and various Internet-based and direct marketing efforts. In addition, we have a dedicated sales team for the government market.

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

Competition

Global Relocation Services.   The relocation services business is highly competitive and includes a number of major companies that provide a full suite of relocation services, including Cartus Corporation, Prudential Financial Inc., Weichert Relocation Resources Inc., Primacy Relocation LLC and GMAC Home Services, Inc. The remainder of the relocation business is highly fragmented, with a variety of companies, including real estate brokers, moving companies, accounting firms, mortgage firms, destination service providers and business process outsourcing firms, offering individual services.

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

Moving Services North America.   The moving services business is highly competitive and fragmented within North America. A number of large moving companies provide national services. The remainder of the industry is extremely fragmented with many small private companies that have strong positions in local markets. We compete primarily with national moving companies, including UniGroup Inc. (the operator of United Van Lines, LLC and Mayflower Transit, LLC), Atlas World Group, Graebel Companies, Inc. and Bekins Vanlines, LLC. In the Moving Services North America segment, we also face competition from other types of competitors, including independent movers, as well as self-storage and self-haul service providers. Quality, customer service, price and capacity are key factors in the mover selection process.

Moving Services Europe and Asia Pacific.   Within Europe and the Asia Pacific region, the moving services industry is also extremely fragmented with competition from regional, national and local moving companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. In Asia Pacific, our chief competitors include Crown Worldwide Holding Ltd., Santa Fe Transports Intl. Ltd., and the Asian Tigers Group. In Europe, competitors include the Brittania Group, Bishop Removals, Crown Relocations, and White and Company in the U.K. domestic moving market and Sterling International Group, TEAM Relocations, Crown Relocations, AGS, UTS, Michael Gerson Ltd., and Interdean Holdings Limited in the international moving market. In the office moving market, competitors include Atlantis, Business Moves Group Ltd., Crown Relocations, Harrow Green Ltd, Premier Moves Ltd. and Wridgways.

Government Regulation

Moving Services North America.   Our operations are subject to various federal, state, local and foreign laws and regulations that in many instances require permits and licenses. Our U.S. interstate motor carrier operations, as a common and contract carrier, are regulated by the Federal Motor Carrier Safety Administration (“FMCSA”), which is an agency within the U.S. Department of Transportation (“DOT”), and the Surface Transportation Board (“STB”), an independent agency housed at the DOT. The STB has jurisdiction similar to the former Interstate Commerce Commission (“ICC”) over such issues as rates, tariffs, antitrust immunity and undercharge and overcharge claims. The DOT, and in particular the FMCSA, also has jurisdiction over such matters as safety; the registration of motor carriers, domestic freight-forwarders and brokers; insurance (financial responsibility) matters; financial reporting requirements; enforcement of equipment leasing, loading and unloading practices; and consumer protection regulation. In addition to motor carrier operations, we also conduct domestic operations as a licensed or permitted freight-forwarder and property broker. Many of the licenses and permits that we hold were issued by the ICC, which was eliminated in 1996; some of its regulatory functions are now performed by the DOT, the STB and the FMCSA. With respect to interstate motor carrier operations, the FMCSA is the principal regulator in terms of safety, including carrier and driver qualification, drug and alcohol testing of drivers, hours of service requirements and maintenance and qualification of equipment.

Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. In May 2007, the STB issued a decision terminating its approval of the rate agreements of all motor carrier rate bureaus that authorize the bureaus’ carriers to engage in collective rate-making activities. As a result, this decision removed the exemption from antitrust laws the moving services industry has previously operated under, effective September 4, 2007. The loss of this exemption could result in an adverse effect on our operations or financial condition.

We also are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended (“Shipping Act”). As such, we hold ocean freight-forwarder licenses issued by the Federal Maritime Commission (“FMC”) and are subject to FMC bonding requirements applicable to ocean freight-forwarders. We also conduct certain operations as a non-vessel-operating common carrier and are subject to the regulations relating to FMC tariff filing and bonding requirements, and under the Shipping Act, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

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

United Kingdom and Europe.   In the United Kingdom, we are authorized and regulated under the Financial Services Authority in order to sell insurance-style products to our customers. In addition, SIRVA Conveyancing Limited is licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of real property. In both Europe and the United Kingdom, we, either directly or indirectly through our authorized representative network, hold operator licenses and international transport licenses in each of the countries in which we or they, as applicable, operate trucks. Operating licenses are not required in all European countries in which we or our authorized representatives operate. Operating licenses are approvals from the relevant local authority permitting the operation of commercial vehicles from specified bases. One of the prerequisites for these licenses is the employment by the relevant business of individuals who hold certain certificates of professional competence concerning their management of the business’s fleet of vehicles.

In the United Kingdom, we hold licenses for bonded warehouses at certain major ports of entry in connection with our receipt of imported goods. Across Europe, we are required to comply with data protection legislation to ensure the safe guarding of customers’ information.

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

Real Estate Title, Brokerage and Settlement Services.   In order to receive referral fees, SIRVA Relocation LLC is currently licensed as a real estate broker in Ohio and other states. Each state has a varying degree of regulatory and reporting requirements. Various governmental (including the federal, state and local jurisdictions of the many countries in which we operate) laws, rules and regulations, including, but not limited to, those laws, rules and regulations concerning tax obligations, privacy of information, financial controls and real estate, also have a significant impact on our Global Relocation Services segment. SIRVA Settlement, Inc. (formerly known as SIRVA Title Agency, Inc.) is licensed as a title insurance agent in 13 states and is pursing title agent licenses in 18 additional states. Each state has a varying degree of regulatory requirements. SIRVA Settlement, Inc. is a registered title agent for five title insurance companies. State title insurance licensing laws and regulation activities, as well as the rules of the title insurance companies, have a significant impact on our title insurance activities.

Mortgage Services.   SIRVA Mortgage is permitted to conduct first lien mortgage lending activity as a mortgage banker in all 50 states and the District of Columbia and second lien mortgage activity in 50 states and the District of Columbia. SIRVA Mortgage has obtained a mortgage lending license and is licensed in good standing (or has received an exemption from regulation) in all states and the District of Columbia where required. Second lien mortgage activity may be limited in some states due to the type of license SIRVA Mortgage holds or by state laws and regulations. State mortgage licensing laws and regulation activities, as well as federal laws such as the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act and the Federal Credit Reporting Act, have a significant impact on our mortgage lending activities.

General.   Any violation of the laws and regulations discussed above could increase claims and/or liabilities, including claims for uninsured punitive damages. Failure to maintain required permits or licenses or to comply with applicable regulations could subject us to fines or, in the event of a serious violation, suspension or revocation of operating authority or criminal penalties. All of these regulatory authorities have broad powers generally governing activities, such as authority to engage in motor carrier operations, rates and charges and certain mergers, consolidations and acquisitions. Although compliance with these regulations has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that such regulations or any changes to such regulations will not materially adversely impact our operations in the future.

We conduct international operations primarily through local branches owned or leased by various subsidiaries, as well as authorized representatives in over 45 countries outside the United States and in a number of additional countries through agents and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments.

Environmental Matters

Our facilities and operations are subject to environmental laws and regulations in the various foreign, U.S., state and local jurisdictions in which we operate. These requirements govern, among other things, discharges of pollutants into the air, water and land, the management and disposal of solid and hazardous substances and wastes, and the cleanup of contamination. In some parts of Europe, we are subject to regulations governing the extent to which we recycle waste. Some of our operations require permits intended to prevent or reduce air and water pollution, and these may be reviewed, modified or revoked by the issuing authorities.

We actively monitor our compliance with environmental laws and regulations, and management believes that we are presently in material compliance with all applicable requirements. Compliance costs are included in our results of operations and are not significant. We will continue to incur ongoing capital and operating expenses to maintain or achieve compliance with applicable environmental requirements, upgrade existing equipment at our facilities as necessary, and meet new regulatory requirements. While it is not possible to predict with certainty future environmental compliance requirements, management believes that future expenditures relating to environmental compliance requirements will not materially adversely affect our financial condition or results of operations.

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

We have also been named as a potentially responsible party (“PRP”) in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, we believe that our established reserves are insignificant and reasonable under the circumstances. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. We could incur unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

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

We have been highly active in seeking worldwide protection for numerous marks and logos relating to the “SIRVA,” “northAmerican,” “Allied,” “Global,” “Pickfords” and several of our other brands. We have actively contested unauthorized use of the “SIRVA,” “northAmerican,” “Global,” “Pickfords” and “Allied” marks. We have largely been successful in protecting our marks. In a few exceptional circumstances, we have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use, and no confusion was likely to occur in the future.

Employees

As of May 1, 2007, our workforce comprised approximately 4,630 employees. Approximately 1,500 employees were covered by union agreements, while not all covered employees have elected membership within those unions. The employees covered by union agreements are located in the United Kingdom, Australia and New Zealand. We believe our relationships with our employees are good. We have not experienced any major work stoppages in the last ten years.

Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment.

In December 2005, we completed the sale of our Australian and New Zealand operations of Pickfords Records Management, which was part of our Moving Services Europe and Asia Pacific segment. In December 2005, we also completed the sale of Transguard Insurance Company of America, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (collectively, the “U.S. Insurance Business”).

On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan (the “Disposal Plan”) involving our North American High Value Products Division (“HVP”), as well as certain other logistics businesses, which included Specialized Transportation in Europe (“Specialized Transportation”) and our Transportation Solutions segment in North America (“Transportation Solutions”). The HVP Division was sold in the fourth quarter of 2004. In February and August 2005, we completed the sale of Specialized Transportation and Transportation Solutions, respectively.

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

Additional Information

Our filings with the Securities and Exchange Commission (“SEC”), which include this and other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all related amendments, are available free of charge on our website at www.sirva.com and can be found by clicking on “Investor Relations” and then “SEC Filings.” Our SEC filings are available as soon as reasonably practicable after we electronically submit this material to the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov.

In addition, we maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance guidelines, Code of Business Conduct and charters for our Audit, Compensation, Nominating and Governance, Executive and Finance Committees. The corporate governance page can be found at www.sirva.com, by clicking on “Investor Relations” and then “Corporate Governance.” Links to the relevant charters and guidelines appear under the headings “Committee Charters” and “Governance Documents.” Copies of the code, the guidelines and these charters are also available to stockholders upon request, addressed to SIRVA, Inc., 700 Oakmont Lane, Westmont, Illinois 60559, Attention: Investor Relations, or by calling 630-570-3000. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

For 2006, we filed our annual Chief Executive Officer certification, dated January 2, 2007, with the New York Stock Exchange (“NYSE”). Attached as exhibits to this Form 10-K, you will find certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.        RISK FACTORS

If any of the following risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. The trading price of our common stock could decline. In addition, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

Previous restatements of prior year financial statements and late filings with the SEC have affected and could continue to affect the timeliness of our filings with the SEC or other regulatory authorities.

We previously restated our audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, as well as our unaudited condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 and 2003. As a result of these restatements, we have not timely filed our periodic reports on Forms 10-Q and 10-K with the SEC since November 15, 2004. Although the filing of this report on Form 10-K completes our filings for our 2006 fiscal year, we continue to be delayed in filing our quarterly report on Form 10-Q for the first quarter of fiscal year 2007. Consequently, there remains a risk that we will continue to experience delays in our future filings with the SEC or other regulatory authorities.

Because we have not filed our periodic reports with the SEC on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the NYSE, defaulting on our credit facilities, loss of customers and a loss of liquidity.

We have not filed any of our periodic reports with the SEC on a timely basis since we last filed our quarterly report on Form 10-Q for the quarter ended September 30, 2004. As a result, we have had to amend the covenants in both our credit agreement and our receivables sale agreement to provide us with more time to make these filings. If we cannot meet the deadlines for providing our quarterly reports for 2007 to the financial institutions, we will have to seek further amendments and waivers. Although we have previously received such amendments and waivers, we cannot give assurance that we will be able to do so again.

Our continued failure to file our quarterly reports for 2007 on a timely basis could also jeopardize our relocation and moving service agreements with the U.S. military. Under the terms of these agreements, our failure to timely file such periodic reports provides the different departments of the U.S. military with the right to terminate such agreements. If the U.S. military were to terminate any of these agreements, our revenues would be materially and adversely impacted.

Furthermore, our continued failure to timely file our quarterly reports for 2007 exposes us to the risk that the NYSE may delist our common stock from trading. If our common stock were delisted from trading on the NYSE, investors would be adversely affected, because our common stock would be less liquid.

The occurrence of any of these events, or other unanticipated events resulting from our failure to timely file our quarterly reports in 2007, could harm our overall business and financial results.

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

In addition, we are being investigated by European antitrust regulators regarding potential antitrust violations in continental Europe. We have established an accrual in accordance with the guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized, which could have a material adverse effect on our overall operations, financial condition or liquidity.

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

A significant element of our growth model is our strategy of offering a global comprehensive relocation solution to customers by combining our higher-margin relocation services with our proprietary moving services network. If we are not successful in implementing our strategy, we could experience an adverse effect on our financial condition or results of operations.

We have had net losses in the last three years, and we may not be profitable in the future.

We had net losses of $54.6 million, $265.4 million, and $69.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. We cannot provide assurance that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

If we do not successfully compete within the highly competitive industries in which we operate, our revenues and profitability could be adversely affected.

The global relocation industry is highly competitive. Our main competitors are other corporate relocation service providers such as Prudential Financial, Inc. and Cartus Corporation, which are also significant customers of our moving services business. The moving services industry is extremely fragmented. We compete primarily with national moving companies, including UniGroup Inc. (the operator of United Van Lines, LLC and Mayflower Transit, LLC), Atlas World Group, Graebel Companies, Inc. and Bekins Vanlines, LLC. In the moving services segment, we also face competition from other types of competitors, including independent movers, self-storage and self-haul service providers. There are many small private participants that have strong positions in local markets.

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

At December 31, 2006, we had total outstanding debt of $589.6 million and stockholders’ equity of $58.8 million. We may incur additional debt in the future, which would result in a greater portion of our cash flow from operations being dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes.

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

In May 2006, Standard & Poor’s Ratings Services (“S&P”) lowered its ratings on SIRVA and SIRVA Worldwide, Inc. (“SIRVA Worldwide”) from B+ to B, with all ratings on CreditWatch with negative implications. S&P previously lowered its ratings on SIRVA and SIRVA Worldwide from BB to B+ in August 2005. In July 2005, Moody’s Investors Services also lowered the SIRVA Worldwide, Corporate Family Rating from Ba3 to B2, with a negative outlook. In October 2006, S&P withdrew its ratings on SIRVA and SIRVA Worldwide, reflecting the delay in filing updated financial statements for both 2005 and 2006 and the lack of adequate financial information to properly determine SIRVA’s current credit standing and evaluate creditor’s risks. Also in October 2006, Moody’s Investors Services withdrew its ratings for SIRVA and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. Because we rely on external sources of financing to fund our operations, the recent downgrades and withdrawals of our debt ratings will increase our borrowing costs or potentially reduce our liquidity and, therefore, adversely affect our results of operations.

Our Global Relocation Services business exposes us to the risks of the real estate industry, including risks relating to the purchase, ownership and resale of transferred employees’ homes at a loss.

The growth of our relocation solutions business exposes us to the risks of engaging in the real estate business. As part of our global relocation solutions package, we offer customers home purchase and sale services for their employees. In some fixed-fee programs, if a transferee’s home cannot be sold within a given period of time (“Marketing Period”), we may have to purchase the home for our own account and may ultimately have to sell the home to a third-party at a loss. Some of these fixed-fee programs have short Marketing Periods. In the future, if fixed-fee programs become a larger portion of our business, we may be required to purchase additional homes. In addition, a decline in the volume or value of existing home sales due to adverse economic changes could increase the number of homes that we may have to purchase, and we may have to sell those homes at a loss or carry these homes for longer periods of time, thereby adversely affecting our results of operations.

Weakening real estate markets can increase the number of homes that our Relocation Services business takes into inventory, resulting in increased costs and lower profitability.

Weakening real estate markets continue to negatively impact our home sale programs, resulting in an increase in the number of homes that we purchase and take into inventory. This may continue to increase our fixed-fee program inventory costs and the potential for a loss on the sale of a home. Because we finance the purchase of homes taken into inventory, an increase in the number of homes that we take into inventory also increases our borrowings under our revolving credit facility, except to the extent we have the ability to obtain first lien mortgages through a national mortgage lender. As a result, the weakening real estate market as well as increased costs may result in lower revenues and profitability and increased use of working capital, which may adversely affect our liquidity.

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

Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 643 agents account for approximately 32% of our moving and storage business in North America. If an agent were to terminate its relationship with us, we might not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business, and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

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

If we lost one or more of our government licenses or permits or became subject to more onerous government regulations, including the federal safety rules on truck driver work hours and the federal consumer protection regulations governing the moving industry, we could be adversely affected.

Our operations are subject to a number of complex and stringent transportation, environmental, labor, employment, and other laws and regulations. These laws and regulations generally require us to maintain a wide variety of certificates, permits, licenses and other approvals. For example, in the United States, we maintain licenses and permits issued by the Surface Transportation Board, the Federal Motor Carrier Safety Administration and the Department of Transportation, as well as the Federal Maritime Commission and banking regulators. We also hold various real estate broker licenses, title insurance licenses and mortgage lending licenses.

In Europe, we, either directly or indirectly through our authorized representative network, hold operator licenses and international transport licenses issued by the relevant local authorities in each of the countries we or they, as applicable, operate trucks. Across Europe, we are required to comply with data protection legislation ensuring the safeguarding of customers’ information. In the United Kingdom, we are licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of property. In the United Kingdom, we also are licensed by the Financial Services Authority to sell insurance to our customers. We also hold licenses that permit us to sell insurance in certain European and Asia Pacific countries. Furthermore, we hold various commercial vehicle licenses, as well as other licenses for international relocation, in the Asia Pacific region.

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

We cannot provide assurance that existing laws or regulations will not be revised or that new more restrictive laws or regulations will not be adopted or become applicable to us. For example, federal safety rules on truck driver work hours were reissued on October 1, 2005. These rules, among other things, increased the time that truck drivers must rest while off duty and decreased the total time that truck drivers could be on duty. In addition, a federal consumer protection statute enacted on August 20, 2005, deals with consumer moving transactions, and changed, among other things, the requirements relating to estimation and collection practices of movers. We cannot provide assurance that new, more restrictive laws or regulations, including these rules and regulations, will not materially and adversely affect our productivity and efficiency. We also cannot provide assurance that we will be able to recover from our customers any or all increased costs of compliance or that our business and financial condition will not be materially and adversely affected by these or future changes in applicable laws and regulations.

Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. In May 2007, the STB issued a decision terminating its approval of the rate agreements of all motor carrier rate bureaus that authorize the bureaus’ carriers to engage in collective rate-making activities. As a result, this decision removed the exemption from antitrust laws the moving services industry has previously operated under, effective September 4, 2007. The loss of this exemption could result in an adverse effect on our operations or financial condition.

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

To compete effectively, we must anticipate and adapt to technological changes and offer, on a timely basis, competitively priced services that meet evolving industry standards and customer preferences. We may choose new technologies that later prove to be inadequate or may be forced to implement new technologies at substantial cost to remain competitive. In addition, competitors may implement new technologies before we do, allowing them to provide lower priced or enhanced services and superior quality compared to those we provide. The above circumstances could have a materially adverse effect on our ability to compete.

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

The concentrated holdings of the CD&R Funds and the presence on our Board of Directors of a Fund V designee may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. In addition, one of our directors is also a partner of ValueAct Capital Management, L.P., the manager of ValueAct Capital Master Fund, L.P. (“ValueAct Capital”), which beneficially owns approximately 9.6% of the outstanding shares of our common stock. ValueAct Capital also holds a note which, subject to stockholder approval, is convertible into approximately 20.2% of the outstanding shares of our common stock based upon the number of shares outstanding as of December 31, 2006 on an as converted basis. Further, ValueAct Capital, as the holder of our Series A preferred stock, has the right to elect two directors to our Board of Directors. Accordingly, ValueAct Capital has elected one director to our Board of Directors and has designated another individual with Board observation rights.

The interests of our principal stockholders may conflict with the interests of our other stockholders. Our Board of Directors has adopted corporate governance guidelines that require each director to avoid taking actions or having interests that might result in a conflict of interest with our company. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees of CD&R or ValueAct Capital will be required to recuse themselves from any discussion or decision regarding any transaction with the respective stockholders. In addition, we have adopted a code of business conduct that, among other things, requires our employees to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or the interests of SIRVA and to disclose their outside activities, financial interests and relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These guidelines and code do not, by themselves, prohibit transactions with our principal stockholders.

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

We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances, and the cleanup of contaminated sites. In certain European locations, we are required to recycle specified portions of our waste products. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for, investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See Item 1, “Business—Environmental Matters.”

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

From time-to-time, certain parties, including the Internal Revenue Service, state authorities and the owner-operators themselves, have sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner-operators to be independent contractors. We cannot provide assurance that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner-operators were deemed to be employees, our costs related to tax, unemployment compensation and workers’ compensation could increase significantly. In addition, these changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

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

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock, if they are viewed as discouraging takeover attempts in the future.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our facilities consist primarily of leased office space located throughout the world. Facilities owned or leased include 19 for Global Relocations Services, four for Moving Services North America, 146 for Moving Services Europe and Asia Pacific, one for Corporate, nine facilities which are shared by Global Relocation and Moving Services, and one facility which is shared by Global Relocation Services and Corporate. At December 31, 2006, we had 191 facilities around the world, 8 owned and 183 leased. These totals include three facilities in the United States and two facilities in New Zealand which are not utilized in operations and are subleased. The following table sets forth our owned or leased properties by segment and location:

	Owned	Leased	Total
United States and Canada:
Global Relocation Services	—	12	12
Moving Services North America	1	3	4
Corporate	—	1	1
Discontinued Operations	—	11	11
Shared Global Relocation Services and Corporate	—	1	1
	1	28	29
United Kingdom and continental Europe:
Global Relocation Services	—	5	5
Moving Services Europe and Asia Pacific*	7	87	94
Shared Global Relocation and Moving Services	—	3	3
	7	95	102
Australia and New Zealand:
Global Relocation Services	—	2	2
Moving Services Europe and Asia Pacific	—	45	45
	—	47	47
Asia (including United Arab Emirates):
Moving Services Europe and Asia Pacific	—	7	7
Shared Global Relocation and Moving Services	—	6	6
	—	13	13
Total	8	183	191

*                    In March and April 2007, we disposed of four owned and 31 leased facilities in connection with the sale of certain of our moving services operations in continental Europe.

We believe that our office, warehouse and distribution facilities are generally well maintained and suitable to support our current and planned business needs. We believe that there is an ample supply of alternative space available on similar terms and conditions in each market.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Exchange Act. The plaintiff seeks unspecified damages.

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

In June 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. On May 1, 2007, we received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against us, alleging that we violated various provisions under Sections 12 and 13 of the Exchange Act. The “Wells” notice offers us the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. We continue to cooperate with the investigation.

We believe that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on our overall operations, financial condition or liquidity, although there can be no assurance that it will not.

Governmental Investigations—European Union

Some of our moving services operations in continental Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose us to administrative and other penalties.

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

We are cooperating with the investigations. For each of the years ended December 31, 2006 and 2005, we incurred legal fees and expenses of $1.1 million in relation to this matter and have established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association, Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, we entered into a settlement agreement with OOIDA pursuant to which we will settle this litigation for approximately $8.0 million. The settlement agreement is subject to final court approval, and there is no assurance that the settlement will receive court approval. Under the terms of our agency agreements with each of our agents, we believe we are indemnified by the agents for such potential liability. Because we intend to share in the settlement costs, we have recorded a $2.7 million charge during the first quarter of 2006 related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which we consider appropriate in the circumstances.

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

Also, see Note 12 “Commitments and Contingencies” to our Notes to the Consolidated Financial Statements, which is included in this report and incorporated by reference herein.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit, through solicitation of proxies or otherwise, any matter during the fourth quarter of 2006 to a vote of our stockholders.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “SIR.” At June 1, 2007, there were 130 stockholders of record. The following table sets forth the quarterly high and low sale prices as reported on the NYSE:

	High	Low
2007
First Quarter	$4.48	$2.90

	High	Low
2006
Fourth Quarter	$4.14	$2.54
Third Quarter	$6.66	$1.92
Second Quarter	$9.69	$6.20
First Quarter	$8.89	$7.15

	High	Low
2005
Fourth Quarter	$8.62	$6.41
Third Quarter	$11.11	$7.07
Second Quarter	$9.95	$6.34
First Quarter	$19.60	$6.88

Dividends.   We have not paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business and the repayment of debt. The payment of dividends by us to holders of our common stock is limited by our credit agreements, which restrict our operating subsidiaries’ ability to pay dividends to SIRVA. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions imposed by applicable law and our contracts, and other factors deemed relevant by our Board of Directors. In addition, upon conversion of our convertible notes and the subsequent issuance of our convertible perpetual preferred stock, our ability to pay and declare dividends on our common stock will be restricted by the preferential rights of holders of the convertible perpetual preferred stock to receive specified dividends.

Recent Sales of Unregistered Securities and Issuer Repurchases.   In September 2006, we sold $75.0 million aggregate principal amount of our convertible notes due 2011 pursuant to an exemption from registration under the Securities Act. The sale of the notes was previously reported in a current report on Form 8-K filed with the SEC on September 29, 2006 (see also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”). In addition, during the period covered by this report, there were no repurchases of common stock or proceeds from the sale of registered securities. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” for further information concerning compensation plans under which our equity securities are authorized for issuance.

Corporate Performance Graph.   The following graph compares, for the period beginning November 23, 2003, the first trading day of our common stock, and ending December 31, 2006, the percentage change during each period ending on the dates shown below in cumulative total stockholder return on our common stock with that of (1) the Standard and Poor’s 500 Stock Index (“S&P 500”) and

(2) a peer group, based on the S&P Trucking Index. The graph assumes an investment of $100 on November 23, 2003 in our common stock and $100 invested at that time in each of the indices and the reinvestment of dividends where applicable. SIRVA’s stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of Cumulative Total Return

	Indexed Returns
Company / Index	11/25/03	12/31/03	12/31/04	12/31/05	12/31/06
SIRVA, Inc.	100	105.62	103.89	43.24	18.81
S&P 500 Index	100	105.67	117.17	122.93	142.35
S&P Trucking Index	100	104.96	143.57	146.59	137.81

ITEM 6.   SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, except share and per share data)
Statement of Operations Data:
Revenues:
Global Relocation Services	$2,130.9	$1,830.5	$1,469.3	$996.2	$458.5
Moving Services North America	1,323.4	1,414.6	1,312.8	1,215.7	1,142.0
Moving Services Europe and Asia Pacific	411.0	400.9	415.8	344.7	304.3
	3,865.3	3,646.0	3,197.9	2,556.6	1,904.8
Direct expenses:
Purchased transportation expense	1,218.3	1,289.8	1,185.4	1,079.9	1,006.0
Cost of homes sold	1,797.8	1,524.1	1,233.3	831.2	374.9
Other direct expense	506.7	495.4	444.5	352.9	265.7
Gross margin	$342.5	$336.7	$334.7	$292.6	$258.2
Operating income (loss) from continuing operations:
Global Relocation Services	$11.8	$18.9	$27.3	$17.9	$10.2
Moving Services North America(1)	15.7	17.5	32.2	37.1	33.5
Moving Services Europe and Asia Pacific(1)	5.3	(95.6)	(8.6)	17.5	17.1
Corporate(1)	(32.3)	(73.3)	(10.7)	(4.6)	(1.3)
	$0.5	$(132.5)	$40.2	$67.9	$59.5
Interest expense, net	$51.2	$31.9	$18.1	$41.8	$43.8
Debt extinguishment expense(2)	10.5	1.7	1.8	37.6	—
(Loss) income from continuing operations(1)(2)(3)	(58.6)	(270.7)	20.8	(7.5)	41.7
Income (loss) from discontinued operations, net of tax	4.0	5.3	(89.9)	21.8	8.8
Net (loss) income(1)(2)(3)	$(54.6)	$(265.4)	$(69.1)	$14.3	$50.5
Per Share Data(1)(2)(3):
Basic (loss) income per share—continuing operations(4)	$(0.79)	$(3.67)	$0.29	$(0.13)	$0.81
Diluted (loss) income per share—continuing operations(4)	$(0.79)	$(3.67)	$0.28	$(0.13)	$0.80
Basic income (loss) per share—discontinued operations	$0.05	$0.07	$(1.25)	$0.38	$0.17
Diluted income (loss) per share—discontinued operations	$0.05	$0.07	$(1.20)	$0.38	$0.17
Basic net (loss) income per share(4)	$(0.74)	$(3.59)	$(0.96)	$0.21	$0.91
Diluted net (loss) income per share(4)	$(0.74)	$(3.59)	$(0.92)	$0.21	$0.90
Weighted-average common shares outstanding (in thousands):
Basic	74,065	73,827	72,122	58,105	51,713
Diluted	74,065	73,827	74,697	58,105	51,832
Balance Sheet Data:
Total assets	$1,419.2	$1,346.8	$1,819.1	$1,586.3	$1,390.0
Short-term debt(5)	159.9	125.2	129.9	100.5	99.7
Long-term debt(6)	429.7	434.7	551.5	446.3	571.8
Redeemable common stock(7)	—	—	—	—	7.6
Redeemable junior preferred stock(8)	—	—	—	—	30.4
Other Data:
EBITDA from continuing operations(1)(2)(3)(9)	$25.2	$(94.5)	$74.1	$59.8	$85.5
Depreciation and amortization—continuing operations	35.7	41.7	36.6	31.5	28.2
Gross margin as a percentage of revenues	8.9%	9.2%	10.5%	11.4%	13.6%

(1)             In 2006, we recognized legal charges of $5.6 million for settlement costs related to the securities class action complaint in the Corporate segment and $2.7 million for the anticipated settlement of the outstanding OOIDA litigation in the Moving Services North America segment (see Note 12 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements). We sold various properties in the United Kingdom, which resulted in a gain of $12.8 million. As a result of the adoption of SFAS No. 123(R), Share-Based Payment, we recognized $2.3 million of additional stock compensation expense within the Corporate segment.

                           In 2005, within the Corporate and Moving Services Europe segments, we recognized $60.3 million and $0.8 million, respectively, of expense as a result of certain independent and internal reviews conducted by the Audit Committee of our Board of Directors and management (see Note 14 “Independent and Internal Reviews” in the Notes to the Consolidated Financial Statements). We also recognized impairments of $52.8 million related to goodwill, intangibles, and property and equipment of the continental Europe business within the Moving Services Europe and Asia Pacific segment (see Note 4 “Goodwill and Intangible

Assets” in the Notes to the Consolidated Financial Statements). In addition, we recognized restructuring expense of $9.9 million related to the U.K. and continental Europe restructuring plan (see Note 15 “Restructuring Expense” in the Notes to the Consolidated Financial Statements).

                         In 2004, there was a charge of $2.8 million related to the U.K. operations in conjunction with the 2004 Disposal Plan (see Note 15 “Restructuring Expense” in the Notes to the Consolidated Financial Statements).

(2)             In 2006, we recorded debt extinguishment expense of $10.5 million, consisting of write-offs of deferred debt issuance costs of $1.0 million from a mandatory payment and $9.5 million as a result of an amendment under which the debt was considered to be extinguished (see Note 6 “Long-term Debt” in the Notes to the Consolidated Financial Statements).

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

(3)             In 2005, charges to increase the valuation allowance for U.S. and certain foreign subsidiaries’ net deferred tax assets of $169.5 million were recorded, of which $150.5 million was allocated to continuing operations (see Note 7 “Income Taxes” in the Notes to the Consolidated Financial Statements).

(4)             Earnings per share and weighted-average common shares outstanding give effect to the split of each share of our common stock by way of reclassification into 3.17 shares of common stock that became effective on November 24, 2003. Income available to common stockholders was reduced by preferred share dividends of $1.9 million and $3.6 million in 2003 and 2002, respectively. There were no preferred share dividends in 2006, 2005 or 2004.

(5)             Short-term debt consists of amounts outstanding under our mortgage warehouse facilities and our relocation financing facilities, the current portions of capital lease obligations and long-term debt, and other short-term debt.

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

(9)             EBITDA from continuing operations is defined as income (loss) from continuing operations before income taxes, interest, and depreciation and amortization. We believe that EBITDA from continuing operations is a relevant measurement for assessing performance, since it attempts to eliminate variances caused by the effects of differences in taxation, the amount and types of capital employed, the results of discontinued operations, and depreciation and amortization policies. EBITDA from continuing operations is not a measure determined in accordance with generally accepted accounting principles and should not be considered by investors as an alternative to income from continuing operations or net income as an indicator of our performance. The EBITDA from continuing operations disclosed here is not necessarily comparable to EBITDA from continuing operations disclosed by other companies because EBITDA from continuing operations is not uniformly defined.

The following table shows a reconciliation of EBITDA from continuing operations to (loss) income from continuing operations before income taxes:

	2006	2005	2004	2003	2002
	(In millions)
(Loss) income from continuing operations before income taxes	$(60.6)	$(166.4)	$21.0	$(11.7)	$15.1
Interest expense, net	50.1	30.2	16.5	40.0	42.2
Depreciation and amortization	35.7	41.7	36.6	31.5	28.2
EBITDA from continuing operations	$25.2	$(94.5)	$74.1	$59.8	$85.5

Amortization of $1.1 million, $1.7 million, $1.6 million, $1.8 million and $1.6 million for the years ended December 31, 2006 through 2002, respectively, have been excluded from interest expense, net in the table above and included in depreciation and amortization.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the global relocation industry providing our relocation solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. In 2006, we operated in more than 45 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; Kungsholms in Sweden; ADAM in Denmark; Majortrans Flytteservice in Norway; Rettenmayer in Germany; Allied Arthur Pierre in Belgium, France and Luxembourg; Allied Varekamp in the Netherlands; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

On March 30, 2006, we sold our Business Services Division in the United Kingdom and Ireland, which included the assets of our Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for net proceeds of $85.7 million, resulting in an after-tax gain of approximately $7.8 million. A portion of the net proceeds were used to pay down outstanding debt resulting in a debt extinguishment charge of $1.0 million in the first quarter of 2006. The business was classified as a discontinued operation in the first quarter of 2006.

In the first quarter of 2007, we sold our moving services operations in France, Belgium, Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The purchase price was approximately $10.0 million, subject to certain closing adjustments, and will result in an after-tax gain of approximately $11.8 million in the first quarter of 2007. As a result of the transaction, we will incur severance charges of approximately $3.4 million and legal, accounting and other charges of approximately $2.0 million in the first quarter of 2007. Severance charges of $0.7 million are expected in the second and third quarters of 2007. In addition, a charge of approximately $0.3 million is expected in the third quarter of 2007 to exit a facility. The gain and other charges will be recorded within continuing operations. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

In 2006, revenues increased 6.0% compared to 2005, driven entirely by an increase in homes sold of 16.4%. Our strategy to grow the fixed-fee business was successful as a declining real estate market made this program attractive to our customers. In 2006, we took into inventory 1,398 homes, as compared to 836 in 2005. While service revenues declined only 1.3% compared to 2005, our North America moving services business was down 6.4%, reflecting the depressed real estate market. Volume was down primarily in the consumer and military channels. Europe and Asia Pacific moving services stabilized after a difficult 2005.

Operating income (loss) from continuing operations improved significantly from a loss of $132.5 million in 2005 to income of $0.5 million in 2006. Both 2005 and 2006 had non-recurring charges and income making it a difficult comparison between the years. In 2005, we incurred special investigation charges of $61.1 million and European impairment and restructuring charges of $62.7 million. In 2006, we incurred legal charges of $8.3 million for the securities class action complaint and anticipated settlement of the outstanding OOIDA litigation and realized a $12.9 million gain from sale of assets. Excluding these items, operating income improved by $4.6 million.

In 2006, we incurred significant losses on homes sold in the Global Relocation Services segment. Due to a significant increase in fixed-fee initiations, coupled with a large down-turn in the U.S. housing market, we incurred a loss on homes sold of $39.5 million in 2006, compared to a loss of $13.9 million in 2005. Throughout 2006 and into 2007, we have focused on several key areas to improve our Relocation Services performance—operating and process controls covering risk management, vendor management, and training and delivery consistency across all operating centers.

In the Moving Services North America segment, difficult market conditions in the military and consumer channels and a $2.7 million charge recorded for the OOIDA litigation more than offset a reduction in expenses and productivity improvements achieved during 2006, when compared to 2005. Excluding the legal charge, operating income improved by $0.9 million, or 4.9%. We continue to focus on cost reduction. A major initiative in 2007 will aim to improve operating efficiencies through the consolidation of our operating platforms for the Allied®, northAmerican® and Global® branded networks.

In the Europe and Asia Pacific operations, we realized the cost savings from the 2005 expense reduction initiatives which, coupled with the stabilization of the European and Asia Pacific markets, resulted in a significant improvement in operations. Gross margins were up 210 basis points and, excluding the 2005 impairment and restructuring charges and 2006 gain on sale of assets, there was a $25.2 million improvement in operating income.

SIRVA Worldwide executed amendments to its Term Loan and Revolving Credit Facility credit agreement with effective dates of March 23, 2006 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, subject to increase or decrease upon certain events. The amendments also eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to us raising stated levels of qualifying capital. On September 29, 2006, we met the conditions by selling $75.0 million of convertible notes (as described below), and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on our expected future operating results. An amendment on September 29, 2006 required us to file with the SEC this 2006 Annual Report on Form 10-K by June 30, 2007.

We deferred bank fees of approximately $1.8 million incurred for these Revolving Credit Facility amendments, which will be amortized over the life of the instrument. The unamortized balance of deferred bank fees related to the original Term Loan and previous amendments and fees incurred related to the August 15, 2006 amendment totaling $9.5 million were expensed in the third quarter of 2006 as the Term Loan was considered extinguished for accounting purposes as a result of the August 15, 2006 amendment. Mandatory payments were made on the Term Loan of $49.5 million on March 31, 2006 with proceeds from the sale of our Business Services Division in the United Kingdom and Ireland, $30.0 million on September 29, 2006 with proceeds from the sale of $75.0 million of convertible notes, $2.2 million on October 26, 2006 with proceeds from the second settlement of the U.S. Insurance Business sale, and $1.0 million on December 19, 2006 with proceeds from the sale of various properties in the United Kingdom.

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. See “Liquidity and Capital Resources” for further discussion. We will defer amendment fees of approximately $3.7 million incurred for this amendment, which will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Euro dollar proceeds was increased, and the Company will incur fees of $0.6 million in the second quarter of 2007.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10.0% convertible notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among us, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”). Pursuant to the terms of the Purchase Agreement, we also sold to ValueAct Capital one share of our series A preferred stock. Both Purchasers were and are current stockholders of the Company. Effective June 27, 2007, we amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

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

	2006	2005	2004
Quarter 1	19.6%	19.4%	17.3%
Quarter 2	26.7%	27.2%	26.3%
Quarter 3	30.1%	30.9%	32.9%
Quarter 4	23.6%	22.5%	23.5%
	100.0%	100.0%	100.0%

Results of Continuing Operations

2006 Compared to 2005

Consolidated Results of Continuing Operations

	Years ended December 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$3,865.3	$3,646.0	6.0%
Gross margin	342.5	336.7	1.7%
Operating expenses	342.0	469.2	(27.1)%
Operating income (loss) from continuing operations	0.5	(132.5)	N/M *
Loss from continuing operations	(58.6)	(270.7)	78.3%

*                    Not meaningful

Revenues:   Revenues from continuing operations were $3,865.3 million in 2006, which represents a $219.3 million, or 6.0%, increase compared to $3,646.0 million in 2005. The change in revenues was primarily the result of increased growth in our Global Relocation Services segment, partially offset by a decrease in our Moving Services North America segment. Growth in Global Relocation Services of $300.4 million was driven by a 16.4% increase in home sales revenue in North America. The Moving Services North America revenue decline of $91.2 million was driven by a shipment volume decrease of 10.9%.

Gross margin:   Gross margin from continuing operations was $342.5 million in 2006, which represents a $5.8 million, or 1.7%, increase compared to $336.7 million in 2005. Gross margin as a percentage of revenue in 2006 was 8.9%, which represents a 0.3 percentage point decrease, compared to 9.2% for 2005. The decline was primarily driven by losses on homes sold in the Global Relocation Services segment. Moving Services Europe and Asia Pacific gross margin improved 2.1 percentage points as a result of the 2005 restructuring. Moving Services North America gross margin increased 0.4 percentage points driven by lower commissions, cargo claims expense, and equipment costs.

Operating expenses:   Operating expenses in 2006 were $342.0 million, which represents a $127.2 million, or 27.1%, decrease compared to $469.2 million in 2005. The most significant drivers of the decrease were $61.1 million of costs associated with certain 2005 independent and internal reviews and $52.8 million related to impairment charges in Moving Services Europe in 2005, neither of which occurred in 2006; $12.9 million of gains in 2006 on the sales of properties primarily in the United Kingdom; and a decrease in Moving Services Europe restructuring expense of $9.5 million. In addition, bad debt and salaries and benefits expenses decreased $4.9 million and $3.3 million, respectively. The decrease was partially offset by $8.3 million of legal charges for the securities class action complaint and the anticipated settlement of the OOIDA litigation, an increase of $2.8 million in stock compensation expense, primarily related to the adoption of SFAS No. 123(R), Share-Based Payment, and higher audit costs.

Intangibles amortization in 2006 was $9.4 million, which represents a $2.2 million decrease, compared to $11.6 million in 2005. This decrease is directly related to the write-off of European intangibles in 2005 and reductions in amortization expense for Global Relocation Services.

Operating income (loss) from continuing operations:   Operating income from continuing operations was $0.5 million in 2006, which represents a $133.0 million improvement, compared to operating loss from continuing operations of $132.5 million in 2005. As discussed above, the improvement primarily resulted from the expenses associated with certain 2005 independent and internal reviews and Moving Services Europe impairments, which did not recur in 2006, along with gains in 2006 on sales of various U.K. properties and a reduction in the European restructuring expense.

Interest expense:   Interest expense was $51.2 million in 2006, which represents a $19.3 million, or 60.6%, increase compared to $31.9 million in 2005. The increase was due to an increase in the effective interest rate to 10.66% for 2006 from 6.82% in 2005. The higher interest rate was due to higher variable market rates and amendments to our credit agreements resulting in higher interest rates.

Debt extinguishment expense:   Debt extinguishment expense was $10.5 million in 2006 compared to $1.7 million in 2005. The 2006 expense included $1.0 million for the write-off of deferred debt issuance costs due to a $49.5 million payment on the term loan and $9.5 million of fees related to the original term loan, previous amendments and the August 15, 2006 amendment, since the term loan was considered extinguished as a result of the August 15, 2006 amendment.

Income tax (benefit) expense:   In 2006, there was an income tax benefit of $2.0 million based on a pre-tax loss from continuing operations of $60.6 million. The difference between the effective income tax rate and statutory tax rate in 2006 was due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the tax benefit would have been $28.6 million, resulting in an effective income tax rate for 2006 of 47.1%. Our provision for income tax in 2005 of $104.3 million was primarily due to the establishment of a full valuation allowance for the U.S. and certain foreign subsidiaries net deferred tax assets, as well as the impairment of non-deductible goodwill associated with our continental European operations. Exclusive of non-cash charges for deferred tax valuation allowances and pre-tax charges for non-deductible goodwill impairments, the provision for income taxes would have been a tax benefit of $45.8 million based on a pre-tax loss from continuing operations of $130.7 million, resulting in an effective tax rate of 35.0%. The reduction in the income tax rate for 2006 compared to 2005 was due primarily to the recognition of tax benefits related to pre-tax losses in certain foreign jurisdictions.

Loss from continuing operations:   Loss from continuing operations was $58.6 million, or $0.79 per diluted share, in 2006, which represents a $212.1 million, or $2.88 per diluted share, improvement compared to loss from continuing operations of $270.7 million, or $3.67 per diluted share, in 2005.

Segment Results of Continuing Operations

Global Relocation Services

	Years ended December 31,
	2006	2005	Percent Change
	(In millions)
Revenues:
Service	$372.6	$320.3	16.3%
Home sales	1,758.3	1,510.2	16.4%
Total revenues	2,130.9	1,830.5	16.4%
Gross margin:
Service	139.8	116.4	20.2%
Home sales	(39.5)	(13.9)	N/M *
Total gross margin	100.3	102.5	(2.2)%
Operating expenses	88.5	83.6	5.8%
Operating income from continuing operations	11.8	18.9	(37.4)%

*                    Not meaningful

Total revenues were $2,130.9 million in 2006, which represents a $300.4 million, or 16.4%, increase compared to $1,830.5 million in 2005. Home sales revenues were $1,758.3 million in 2006, which represents a $248.1 million, or 16.4%, increase compared to $1,510.2 million in 2005. The revenue improvement was primarily driven by a 12.9% increase in the number of fixed-fee homes sold, coupled with an increase in the average selling price. Service revenues were $372.6 million in 2006, which represents a $52.3 million, or 16.3%, increase compared to $320.3 million in 2005. The majority of the service revenue increase was related to the increase in the fixed-fee corporate fee revenues in North America.

Gross margin was $100.3 million in 2006, representing a $2.2 million, or 2.2%, decrease compared to $102.5 million in 2005. Gross margin as a percentage of revenues was 4.7% for 2006, which represents a 0.9 percentage point decrease, compared to 5.6% in 2005. Gross margin on home sale revenue in 2006 was a loss of $39.5 million, which represents a $25.6 million decrease, compared to a loss of $13.9 million in 2005. The home loss reserve at the end of 2006 was $16.2 million higher than at the end of 2005 due to both the higher level of inventory and the decline in the housing market. Gross margin on service revenue was $139.8 million in 2006, representing a $23.4 million, or 20.2%, increase compared to $116.4 million in 2005. Gross margin percentage on service revenue was 37.5% for 2006, which represents a 1.2 percentage point increase, compared to 36.3% in 2005. The increase in service revenue gross margin percentage was primarily due to higher margins within the Europe and Asia Pacific operations, along with improved efficiencies in North America.

Operating expenses were $88.5 million in 2006, which represents a $4.9 million, or 5.8%, increase compared to $83.6 million in 2005. The increase was primarily due to a $2.7 million increase in the loss on receivables sold and a $1.1 million increase in professional fees primarily associated with a new financial system. These costs were partially offset by lower intangibles amortization, travel and entertainment expense.

Operating income was $11.8 million in 2006, which represents a $7.1 million decrease, compared to operating income of $18.9 million in 2005. The decrease was primarily due to the loss on homes sold, coupled with an increase in personnel costs, partially offset by a reduction in intangibles amortization, travel and bad debt expense.

Moving Services North America

	Years ended December 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$1,323.4	$1,414.6	(6.4)%
Gross margin	125.6	128.7	(2.5)%
Operating expenses	109.9	111.2	(1.2)%
Operating income from continuing operations	15.7	17.5	(10.4)%

Revenues were $1,323.4 million in 2006, which represents a $91.2 million, or 6.4%, decrease compared to $1,414.6 million in 2005. The decrease in revenues for 2006 was driven by a 10.9% decrease in the volume of household goods shipments, primarily in the consumer and military channels. The decline in shipment volume was partially offset by a 3.9% overall increase in revenue per shipment compared to the same period in 2005. The decline in revenue was partially offset by a $4.5 million favorable movement in exchange rates.

Gross margin was $125.6 million in 2006, which represents a $3.1 million, or 2.5%, decrease compared to $128.7 million in 2005. Gross margin as a percentage of revenues was 9.5% for 2006, which represents a 0.4 percentage point increase, compared to 9.1% in 2005. The increase in gross margin rate was primarily driven by a reduction in claims expense, commissions and equipment costs.

Total operating expenses were $109.9 million in 2006, representing a $1.3 million, or 1.2%, decrease compared to $111.2 million in 2005. In 2006, a $2.7 million legal charge for the anticipated settlement of the outstanding OOIDA litigation was recorded. Excluding this legal charge, operating expenses were lower by $4.0 million, or 3.6%, compared to 2005. The decrease was driven primarily by operating productivity initiatives and lower bad debt expense.

Operating income from continuing operations was $15.7 million in 2006, which represents a $1.8 million, or 10.4%, decrease compared to income of $17.5 million in 2005. The decline in operating income was entirely driven by the legal charge associated with settlement of the OOIDA litigation. Excluding this charge, operating income improved by $0.9 million, or 4.9%. The improvement was due to the decrease in operating expenses.

Moving Services Europe and Asia Pacific

	Years ended December 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$411.0	$400.9	2.5%
Gross margin	119.6	108.3	10.4%
Operating expenses	114.3	203.9	(44.0)%
Operating income (loss) from continuing operations	5.3	(95.6)	N/M *

*                    Not meaningful

Revenues were $411.0 million in 2006, which represents a $10.1 million, or 2.5%, increase compared to $400.9 million in 2005. Excluding favorable effects of changes in exchange rates of $1.8 million, revenues grew $8.3 million, or 2.1%. The increase was driven by operations in Australia, Germany and Scandinavia. Revenues from Australian operations increased $5.8 million, or 7.1%, on the strength of both domestic and international volume. German and Scandinavian operations were primarily driven by their international businesses. Continental Europe continued to experience difficult economic conditions, declining $2.9 million, or 6.2%.

Gross margin was $119.6 million in 2006, which represents a $11.3 million, or 10.4%, increase compared to $108.3 million in 2005. Gross margin as a percentage of revenues was 29.1% in 2006, which represents a 2.1 percentage point increase, compared to 27.0% in 2005. The improvement was achieved throughout Europe and Asia Pacific. Excluding the favorable effect of changes in exchange rates of $0.6 million, gross margin improved $10.7 million. The majority of the improvement in gross margin was the result of the higher gross margin rate, primarily driven by the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

Operating expenses were $114.3 million in 2006, which represents an $89.6 million, or 44.0%, decrease compared to $203.9 million in 2005. The decrease was driven by the restructuring and impairment charges of $62.5 million incurred in the European operations in 2005 compared to $0.3 million in 2006. Also contributing to the decrease was a gain of $12.8 million in 2006 related to the sale of various properties in the United Kingdom. In addition, operating expenses improved significantly in the European operations resulting from the 2005 restructuring and a refocus on the U.K. Moving Services business by the new U.K. management team. Headcount reductions, improvement in accounts receivable collections, and overall improved operating costs led to the improvement. Changes in exchange rates had a minimal impact.

Operating income was $5.3 million in 2006, which represents a $100.9 million improvement, compared to a loss of $95.6 million in 2005. The increase was driven by the $62.2 million decrease in 2006 in impairment and restructuring charges incurred in the European operations compared to 2005 and the $12.8 million gain on sales of various U.K. properties in 2006. In addition, the increase in revenue, coupled with higher gross margins and lower operating expenses, resulted in a significant reduction in the operating loss. Changes in exchange rates increased operating income by $1.2 million.

Corporate

In 2006, we incurred $32.3 million of corporate expenses, representing a $41.0 million decrease compared to $73.3 million in 2005. The decrease was primarily attributable to $60.3 million of costs associated with certain independent and internal reviews in 2005, which did not recur in 2006. The decrease was offset by higher audit and Sarbanes Oxley related professional fees of $11.4 million, legal expenses of $5.6 million related to the securities class action, and an increase of $2.8 million in stock compensation expense, primarily due to the adoption of SFAS No.123(R), Share-Based Payment.

2005 Compared to 2004

Consolidated Results of Continuing Operations

	Years ended December 31,
	2005	2004	Percent Change
	(In millions)
Revenues	$3,646.0	$3,197.9	14.0%
Gross margin	336.7	334.7	0.6%
Operating expenses	469.2	294.5	59.4%
Operating (loss) income from continuing operations	(132.5)	40.2	N/M *
(Loss) income from continuing operations	(270.7)	20.8	N/M *

*                    Not meaningful

Revenues:   Revenues from continuing operations were $3,646.0 million in 2005, which represents a $448.1 million, or 14.0%, increase compared to $3,197.9 million in 2004. The increase in revenues was primarily the result of organic growth in our Global Relocation Services and Moving Services North America segments, as well as the impact of favorable currency exchange rates within the Moving Services Europe and Asia Pacific segment. Acquisitions contributed $40.0 million and $6.4 million of growth to revenues from our Global Relocation Services and Moving Services Europe and Asia Pacific segments, respectively. Organic growth in Global Relocation Services was driven by a 22.0% increase in the number of fixed-fee homes sold in North America. The increase in Moving Services North America was primarily driven by a 6.3% improvement in household goods revenue per shipment, due to strong pricing environments in the consumer and military channels and an increase in the fuel price surcharge. Shipment volume was flat in 2005 compared to the corresponding period in 2004.

Gross margin:   Gross margin from continuing operations was $336.7 million in 2005, which represents a $2.0 million, or 0.6%, increase compared to $334.7 million in 2004. Excluding acquisitions and the impact of a favorable foreign exchange rate of $25.7 million and $1.3 million, respectively, gross margin declined $25.0 million. Moving Services Europe and Asia Pacific gross margin declined due to the decline in revenue and gross margin rates in Europe. Moving Services North America gross margin declined due to the increase in purchased transportation expenses.

Gross margin as a percentage of revenue in 2005 was 9.2%, which represents a 1.3 percentage point decrease, compared to 10.5% in 2004. Gross margin as a percentage of revenue declined in all segments with the exception of Global Relocation Services. Excluding acquisitions, Global Relocation Services also declined. The decline in gross margin percentage was driven by the higher fuel surcharge in Moving Services North America and significant price pressures throughout Europe.

Operating expenses:   Operating expenses in 2005 were $469.2 million, which represents a $174.7 million, or 59.4%, increase compared to $294.5 million for 2004. The most significant drivers of the increase were $52.8 million of impairment charges in Moving Services Europe related to goodwill, intangibles and two abandoned information technology projects; $61.1 million of costs associated with certain independent and internal reviews; and an additional $7.1 million of restructuring expenses in 2005 compared to 2004 to address difficult market conditions in Europe. The restructuring initiatives included a reduction in personnel, facilities, equipment and other overhead expenses. Acquisitions increased operating expenses by $17.5 million. Excluding the effects of acquisitions, salaries and benefits increased by $16.5 million. Shared-service expenses absorbed by the continuing operations increased by $12.7 million due to the discontinuance of various businesses in 2004 and 2005. During 2004, we had gains on sales of assets of $6.2 million, which were offset by $3.2 million of costs to establish and expand our relocation receivable securitization facility, neither of which occurred in 2005.

Intangibles amortization in 2005 was $11.6  million, which represents a $5.4 million increase, compared to $6.2 million in 2004. This increase was directly related to acquisitions made in 2004.

Operating expenses as a percentage of revenues were 13.2% and 9.7% in 2005 and 2004, respectively. The 3.5 percentage point increase resulted from the increase in costs noted above.

Operating (loss) income from continuing operations:   Operating loss from continuing operations was $132.5 million in 2005, which represents a $172.7 million decrease, compared to operating income from continuing operations of $40.2 million in 2004. As discussed above, the decline primarily resulted from a decrease in the gross margin rate coupled with the expenses associated with certain independent and internal reviews, Moving Services Europe restructuring and impairments, an increase in shared-service expenses absorbed by continuing operations, and gains on sales of assets in 2004 which did not occur in 2005.

Interest expense:   Interest expense was $31.9 million in 2005, which represents a $13.8 million, or 75.5%, increase compared to $18.1 million in 2004. The increase was due to a $95.8 million increase in average debt outstanding and an increase in the effective interest rate to 6.82% in 2005 from 5.41% in 2004. Average debt outstanding increased primarily as a result of the purchase of Executive Relocation Corporation (“ERC”) in December 2004 and costs paid in 2005 as a result of certain independent and internal reviews.

Debt extinguishment expense:   During 2005, debt extinguishment expense was $1.7 million. In 2004, we recognized $1.8 million of debt extinguishment expense associated with the retirement of $11.0 million of senior subordinated notes, consisting of $0.8 million of bond tender premium and $1.0 million of deferred debt issuance costs.

Income tax expense:   Our provision for income tax in 2005 of $104.3 million was primarily due to the establishment of a full valuation allowance for the U.S. and certain foreign subsidiaries net deferred tax assets, as well as the impairment of non-deductible goodwill associated with our continental Europe operations. Exclusive of non-cash charges for deferred tax valuation allowances and pre-tax charges for non-deductible goodwill impairments, the provision for income taxes would have been a tax benefit of $45.8 million based on a pre-tax loss from continuing operations of $130.7 million, resulting in an effective tax rate of 35.0%. In 2004, our income tax expense was $0.2 million, based on pre-tax income of $21.0 million, due to the impairment of non-deductible goodwill associated with our U.S. Insurance Business. Exclusive of the non-deductible goodwill impairment charge, our provision for income tax would have been $0.2 million based on pre-tax income of $0.6 million, resulting in an effective tax rate of 19.4%. The reduction in the tax in 2005 is primarily attributable to a tax benefit recorded for prior year tax return filing differences, as well as the net tax benefit recorded for the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (“Jobs Act”), as described below.

In October 2004, the President signed the Jobs Act, which immediately became effective for all reporting periods and created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. In the first quarter of 2005, the Executive Committee of our Board of Directors approved our Overall Domestic Reinvestment Plan as required by the Jobs Act, which authorizes up to $500.0 million of repatriation of unremitted foreign earnings. In 2005, we repatriated $93.7 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operations is more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and has been included in continuing operations in 2005. Net tax expense of $4.2 million associated with the repatriated funds from discontinued operations has been included in the tax on discontinued operations in 2005.

(Loss) income from continuing operations:   Loss from continuing operations was $270.7 million, or $3.67 per diluted share, in 2005, which represents a $291.5 million, or $3.95 per diluted share, decrease compared to income from continuing operations of $20.8 million, or $0.28 per diluted share, in 2004. As discussed above, the decline primarily resulted from the impairment charges, the independent and internal review expenses, and the tax valuation allowance.

Segment Results of Continuing Operations

Global Relocation Services

	Years ended December 31,
	2005	2004	Percent Change
	(In millions)
Revenues:
Service	$320.3	$242.0	32.4%
Home sales	1,510.2	1,227.3	23.1%
Total revenues	1,830.5	1,469.3	24.6%
Gross margin:
Service	116.4	85.3	36.3%
Home sales	(13.9)	(6.0)	N/M *
Total gross margin	102.5	79.3	29.2%
Operating expenses	83.6	52.0	60.8%
Operating income from continuing operations	18.9	27.3	(31.0)%

*                    Not meaningful

Total revenues were $1,830.5 million in 2005, which represents a $361.2 million, or 24.6%, increase compared to $1,469.3 million in 2004. Home sales revenues were $1,510.2 million in 2005, which represents a $282.9 million, or 23.1%, increase compared to $1,227.3 million for 2004. The increase was driven by a 22.0% increase in homes sold coupled with an increase in the average market value of homes sold. Service revenues were $320.3 million in 2005, which represents a $78.3 million, or 32.4%, increase compared to $242.0 million in 2004. In 2005, service revenues included $40.0 million from the acquisitions of ERC, D.J. Knight & Co., Ltd. (“DJK”) and Relocation Dynamics, Inc. (“RDI”). Excluding acquisitions and exchange rate changes, service revenue increased 15.8% driven primarily by a 16.0% and 5.8% increase in the number of fixed-fee and traditional closings, respectively, in North America, which accounted for approximately 99% of total Global Relocation Services’ revenue.

Gross margin was $102.5 million in 2005, representing a $23.2 million, or 29.2%, increase compared to $79.3 million in 2004. Gross margin as a percentage of revenues was 5.6% for 2005, which represents a 0.2 percentage point increase, compared to 5.4% in 2004.

Gross margin on home sales revenue in 2005 was a loss of $13.9 million, which represents a $7.9 million increase from a loss of $6.0 million in 2004. The home loss reserve at the end of 2005 was $9.1 million higher than at the end of 2004 due to both the higher level of inventory and the decline in the housing market. Gross margin on service revenue was $116.4 million in 2005, representing a $31.1 million, or 36.3%, increase compared to $85.3 million in 2004. Gross margin percentage on service revenue was 36.3% in 2005, which represents a 1.0 percentage point increase, compared to 35.3% in 2004. The increase in service revenue gross margin percentage was driven by acquisitions, which carry a higher gross margin percentage than existing business.

Operating expenses were $83.6 million in 2005, which represents a $31.6 million, or 60.8%, increase compared to $52.0 million in 2004. Acquisitions added $15.6 million in operating expenses in 2005, of which $5.3 million related to intangibles amortization expense. Excluding the impact of acquisitions, operating expenses increased $16.0 million, or 30.9%, driven by an increase in salaries and benefits from additional headcount, corporate support costs, professional fees, and provisions for bad debt.

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

Moving Services North America

	Years ended December 31,
	2005	2004	Percent Change
	(In millions)
Revenues	$1,414.6	$1,312.8	7.7%
Gross margin	128.7	133.0	(3.2)%
Operating expenses	111.2	100.8	10.4%
Operating income from continuing operations	17.5	32.2	(45.8)%

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

Gross margin was $128.7 million in 2005, which represents a $4.3 million decrease, compared to $133.0 million in 2004. Gross margin as a percentage of revenues was 9.1% for 2005, which represents a 1.0 percentage point decrease compared to 10.1% in 2004. The decline in gross margin was primarily driven by increased purchased transportation expense and the aforementioned increased fuel price surcharge which, although increases revenue, has a dilutive impact on gross margin.

Total operating expenses were $111.2 million in 2005, which represents a $10.4 million, or 10.4%, increase compared to $100.8 million in 2004. The increase was driven by higher absorption of corporate support costs resulting from the discontinuation of our logistics businesses and an increase in bad debt expense and professional fees.

Operating income from continuing operations was $17.5 million in 2005, which represents a $14.7 million, or 45.8%, decline compared to income of $32.2 million in 2004. This decline was due to the previously discussed increase in purchased transportation expense, higher absorption of corporate overhead, and increases in bad debt expense and professional fees.

Moving Services Europe and Asia Pacific

	Years ended December 31,
	2005	2004	Percent Change
	(In millions)
Revenues	$400.9	$415.8	(3.6)%
Gross margin	108.3	123.6	(12.4)%
Operating expenses	203.9	132.2	54.3%
Operating loss from continuing operations	(95.6)	(8.6)	N/M *

*                    Not meaningful

Revenues were $400.9 million in 2005, which represents a $14.9 million, or 3.6%, decrease compared to $415.8 million in 2004. Changes in exchange rates and the acquisition of Rettenmayer Internationale Umzugslogistik GmbH (“Rettenmayer”), a German-based moving and relocation services business, in April 2004 increased revenue by $2.3 million and $6.4 million, respectively. Excluding the impact of the changes in exchange rates and the acquisition, revenues declined $23.6 million, or 5.7%, from 2004.

The decline in revenues is due to the European operations, which experienced a 9.7% decline, partially offset by a 12.9% growth in Asia Pacific. The U.K. housing market continued to decline in the volume of home sale transactions leading to price decreases per move. In addition, the international moving business in the United Kingdom, France and Switzerland declined, along with the consumer and commercial moving businesses in Norway and Sweden.

Gross margin was $108.3 million in 2005, which represents a $15.3 million, or 12.4%, decrease compared to $123.6 million in 2004. The gross margin as a percentage of revenues in 2005 was 27.0%, which represents a 2.7 percentage point decrease, compared to 29.7% in 2004. Excluding the favorable effects of changes in exchange rates of $0.8 million and the acquisition of Rettenmayer’s gross margin of $1.5 million, gross margin declined $17.6 million. The decline in revenue drove the overall decrease in gross margin, and significant price pressures throughout Europe, especially in the United Kingdom, reduced the gross margin rate.

Operating expenses were $203.9 million in 2005, which represents a $71.7 million, or 54.3%, increase compared to $132.2 million in 2004. Changes in exchange rates increased operating expenses by $0.1 million, while the acquisition of Rettenmayer added an additional $1.8 million of expenses. Excluding the effect of exchange rates and the Rettenmayer operating expenses, operating expenses increased $69.8 million, or 52.9%, from 2004. The increase was primarily driven by impairment charges in Europe related to goodwill and intangibles of $48.5 million as well as $4.3 million for information technology projects abandoned as part of the restructuring. There was also an increase in restructuring charges of $6.9 million. Excluding the effects of the Rettenmayer acquisition and changes in exchange rates, salaries and benefits increased $4.1 million, primarily due to an increase in bonuses associated with the Asia Pacific revenue growth. In addition, professional fees increased $4.1 million, primarily due to the independent review and audit fees. In 2004, Europe recognized a gain of $5.9 million on the sales of assets, which did not recur in 2005.

Operating loss was $95.6 million in 2005, which represents an $87.0 million decrease, compared to an $8.6 million loss in 2004. The net effect of changes in exchange rates and the acquisition of Rettenmayer increased operating income by $0.4 million. The decline in revenue along with reduced gross margins, higher operating expenses, higher restructuring charges, impairment charges in 2005, and gains on sales of property in 2004, which did not recur in 2005, resulted in a significant decrease in operating income from 2004.

Corporate

In 2005, we incurred $73.3 million of corporate expenses, representing a $62.6 million increase compared to $10.7 million in 2004. The increase was primarily attributable to $60.3 million of costs associated with certain independent and internal reviews. Increases in corporate insurance, legal and Board of Director costs, were partially offset by lower stock compensation expense and $1.2 million of secondary offering expenses in 2004, which were not incurred in 2005.

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

On September 9, 2004, the Board of Directors authorized, approved and committed us to a disposal plan involving our North American High Value Products Division (“HVP”), Specialized Transportation in Europe (“STEU”) and Transportation Solutions in North America (“TS”). The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005, and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from a majority of our asset intensive logistics businesses.

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

As a result of the sales of these businesses, the results of these businesses are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented.Income (loss) from discontinued operations in the Consolidated Statements of Operations includes the following:

	Years ended December 31,
	2006	2005	2004
	(In millions)
Revenues	$8.6	$327.0	$648.1
Operating loss before income tax	(6.2)	(48.0)	(104.6)
Gain (loss) on disposals, net of tax	10.0	57.1	(0.3)

In 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. Also, in 2005, we recorded an impairment charge for goodwill of $2.1 million for TS. In 2004, we recorded impairment charges of $66.4 million and $7.0 million for goodwill related to the U.S. Insurance Business and HVP, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. Sale proceeds and the liquidation of any retained working capital was used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 17 “Discontinued Operations” to the Notes to the Consolidated Financial Statements for more detailed information.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $495.0 million senior credit facility through SIRVA Worldwide. This credit agreement with JPMorgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility and a $320.0 million term loan obligation.

The credit agreement contains a number of significant covenants that, among other matters, restrict SIRVA Worldwide’s ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations, and make capital expenditures or incur capital lease obligations. While the credit agreement generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income., subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. The credit agreement also requires SIRVA Worldwide to comply with certain financial ratios and tests, including a consolidated interest coverage ratio and consolidated leverage ratio. The Credit Facility also includes certain cross-default provisions such that a default under any other loan agreement in excess of $10.0 million that has not been cured within an applicable grace period would cause a default under the Credit Facility.

We executed a series of amendments to the credit agreement with effective dates of March 28, July 1, September 30 and November 14, 2005, and March 23 and August 15, 2006. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, and relaxed the financial covenants relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to us raising stated levels of qualifying capital. On September 29, 2006, we met the conditions. The changes in the financial covenants were required to maintain compliance based on our expected future operating results.

We executed an amendment on September 29, 2006. The amendment, among other matters, relaxed the financial covenants related to debt leverage and interest coverage, and extended our deadline to file with the SEC this 2006 Annual Report on Form 10-K to June 30, 2007.

We executed an amendment on June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. Under the amended terms of the agreement, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending March 31, 2007 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of March 31, 2007 was 5.50:1 and will be adjusted each quarter to 7.25:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.40:1 as of March 31, 2007 and will be adjusted each quarter to 0.90:1 as of December 31, 2007. Based on current performance and anticipated results, management believes that it will remain compliant with the financial covenants through 2008. Should market conditions or other factors impact our results of operations, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The amendments to the credit agreement are included in our Current Reports on Form 8-K filed with the SEC on April 1, 2005, July 1, 2005, October 4, 2005, November 17, 2005, March 29, 2006, August 17, 2006, September 29, 2006, and June 27, 2007.

Our subsidiary, SIRVA Mortgage Inc. (“SIRVA Mortgage”), utilizes a warehousing credit and security agreement and flexible early purchase facility to fund our mortgage loans held for resale.

Effective June 2006, because of the availability of other facilities, SIRVA Mortgage entered into an amendment to reduce the warehousing credit and security agreement from $80.0 million to $40.0 million. In October 2006, SIRVA Mortgage amended the warehousing credit and security agreement to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation LLC or its assignees under relocation programs.

Effective May 2005, SIRVA Mortgage amended the flexible early purchase facility, increasing the amount available from $100.0 million to $120.0 million. Effective March 2006, the flexible early purchase facility was amended to establish a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. Effective May 2006, the flexible early purchase facility was amended to increase the facility from $120.0 million to $250.0 million. The flexible early purchase facility is now the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending.

Both the warehousing credit and security agreement and the flexible early purchase facility contain covenants calculated at the SIRVA Mortgage level. The facilities require a minimum tangible net worth of $11.0 million, a maximum leverage of 17:1 through September 30, 2006 and 15:1 thereafter, and a minimum current ratio of 1.05:1. SIRVA Mortgage has been compliant with the terms of its agreements and anticipates remaining compliant throughout 2007 based on current performance and anticipated results.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $36.1 million at December 31, 2006. The outstanding balance of these facilities was $24.1 million and $31.8 million at December 31, 2006 and 2005, respectively. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future although the facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. We expect to replace this facility and do not expect this to have a material adverse effect on our financial position.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10% convertible notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 among us, ValueAct Capital and MLF. Pursuant to the terms of the Purchase Agreement, we also agreed to sell to ValueAct Capital one share of our series A preferred stock. Both ValueAct Capital and MLF are current stockholders of the Company. Effective June 27, 2007, we amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

Our short-term and long-term liquidity needs will arise primarily from:

•       interest expense, which was $52.3 million in 2006 ($51.2 million from continuing operations and $1.1 million from discontinued operations). Of this, $47.9 million was settled in cash. We expect our interest expense to be approximately $60.8 million in 2007. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $4.3 million in the next year;

•       principal repayments of the term loan and capital leases, which were $87.8 million in 2006 and are scheduled to be $5.2 million in 2007, $8.8 million in 2008, $32.9 million in 2009, $313.0 million in 2010, $75.0 million in 2011, and none thereafter; principal repayment of $29.0 million in outstanding borrowings under our revolving credit facility is scheduled in 2009;

•       operating lease payments, which were $45.6 million in 2006 and are scheduled to total $33.5 million in 2007, $31.0 million in 2008, $25.4 million in 2009, $19.3 million in 2010, $14.3 million in 2011, and $44.7 million thereafter;

•       unconditional purchase commitments, which are scheduled to total $15.5 million in 2007, $14.9 million in 2008, $14.4 million in 2009, $14.4 million in 2010, $14.3 million in 2011, and $8.3 million thereafter;

•       capital expenditures, which were $18.3 million in 2006 and are expected to range between $15 million and $20 million in 2007;

•       contributions to our pension plans, which are expected to be approximately $18.6 million in 2007;

•       cash income tax payments, which were $17.9 million in 2006 and are expected to be $3.8 million in 2007;

•       working capital requirements as may be needed to support business growth. As Global Relocation Services adds new customers, we expect to increase the utilization of our relocation securitization facility to fund relocation related receivables. The $243.1 million facility was only 73.9% utilized at December 31, 2006. We expect in the long-term that this facility will need to be increased again to meet incremental funding requirements as new customers are added.

Cash flows

Cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flows statement category. The most significant cash flows from discontinued operations are the proceeds in 2006 from disposition of the Business Services Division in the United Kingdom and Ireland for $85.7 million and the proceeds in 2005 from the disposition of the Australian and New Zealand Pickfords Records Management businesses for $79.0 million. The absence of cash flows from discontinued operations is not expected to have a material effect on future liquidity and capital resources.

As part of our relocation product offering, we provide home equity advances to relocating employees, sometimes purchase the employees’ homes under buyout programs, and provide mortgage loans for home purchases. In the United Kingdom and for traditional relocation in the United States, the customer guarantees repayment of these amounts to us to the extent proceeds from the home sale are insufficient. These equity advances, purchased homes, and mortgages are classified as current assets in our Consolidated Balance Sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by the mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities.

In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes, and mortgage loans are low.

Cash flows from operating activities

2006 compared to 2005:

Net cash used for operating activities was $111.5 million and $6.1 million in 2006 and 2005, respectively, which is an increase in cash used of $105.4 million. The primary causes for the decrease in operating cash flows were additional homes purchased and held in inventory of $53.9 million and higher interest payments of $15.0 million in 2006 as compared to 2005.

Net loss was $54.6 million in 2006 compared to a net loss of $265.4 million in 2005, which is a decrease in losses of $210.8 million. Non-cash adjustments were a positive impact of $27.5 million and $186.7 million in 2006 and 2005, respectively. The negative change in non-cash adjustments in 2006 compared to 2005 was primarily driven by a change in deferred income taxes of $0.7 million in 2006 compared to $98.7 million in 2005 and impairments of $81.9 million in 2005, partially offset by a decrease in gains on sales of assets of $21.6 million. The change in deferred taxes in 2005 of $98.7 million was primarily related to the write-off of the U.S. and certain foreign subsidiaries’ net deferred tax assets. Impairments of $81.9 million in 2005 primarily related to $66.0 million of goodwill and intangible assets for continental Europe, U.S. Insurance Business, and TS; $10.9 million of various assets for the U.S. Insurance Business and the United Kingdom; and $4.9 million of charges for leased facilities vacated as part of the TS and STEU business disposals.

Changes in operating assets and liabilities used $157.0 million in additional cash compared to the prior year, primarily due to changes in other current assets and liabilities, relocation properties held for resale and accounts and notes receivable, partially offset by a change in accounts payable.

2005 compared to 2004:

Net cash used for operating activities was $6.1 million in 2005 compared to cash provided of $159.3 million in 2004, representing a decrease of $165.4 million. The primary causes for the decrease in operating cash flows were the deterioration of our results of operations, payments in 2005 of $61.1 million related to certain independent and internal reviews, which did not occur in 2004, and higher interest payments in 2005 as compared to 2004 of $6.2 million.

Net loss was $265.4 million in 2005 compared to a net loss of $69.1 million in 2004, which is an increase in losses of $196.3 million. Non-cash adjustments were a positive impact of $186.7 million and $120.2 million in 2005 and 2004, respectively. The positive impact of non-cash adjustments in 2005 compared to 2004 was driven mainly by a positive impact of $98.7 million in changes in deferred income taxes in 2005 compared to a negative impact of $24.1 million in 2004, offset by a negative impact of $62.9 million and $7.6 million in gains on sales of assets in 2005 and 2004, respectively.

Changes in operating assets and liabilities used $35.6 million in additional cash compared to the prior year, primarily due to changes in accounts and notes receivable and other current assets and liabilities, offset by a change in accounts payable. In 2004, we implemented an accounts receivable securitization facility, which was a source of cash of $19.6 million and $105.3 million in 2005 and 2004, respectively.

Cash flows used for investing activities

Cash provided by investing activities totaled $84.7 million and $77.8 million in 2006 and 2005, respectively, compared to using $150.9 million in 2004.

The net cash proceeds from our dispositions for the years ended December 31, 2006 and 2005, are summarized as follows:

	2006	2005
	(In millions)
Business Services Division (United Kingdom and Ireland)	$85.7	$—
Transportation Solutions and subsequent contingent payment	1.0	11.5
Blanketwrap and subsequent note payments	0.6	0.9
Records Management (Australia and New Zealand)	—	79.0
Specialized Transportation—Europe	—	9.0
U.S. Insurance Business	—	8.5
Fleet Service	—	3.3
Flatbed	—	2.0
	$87.3	$114.2

There were no dispositions in 2004.

Capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, were $18.3 million, $27.4 million and $35.5 million in 2006, 2005 and 2004, respectively. Capital expenditures for 2007 are expected to range between $15.0 million to $20.0 million. Proceeds from the sale of property and equipment were $17.4 million, $3.6 million and $14.3 million in 2006, 2005 and 2004, respectively.

Cash used for acquisitions are summarized as follows:

	For Years Ended December 31,
	2006	2005	2004
	(In millions)
RDI	$0.5	$0.5	$1.9
ERC	—	0.3	89.1
DJK	—	0.3	1.8
Rettenmayer	—	—	7.3
National Association of Independent Truckers, LLC	—	—	4.9
Other	—	—	—
	$0.5	$1.1	$105.0

Net purchases of investments were $0.5 million, $10.7 million and $23.2 million in 2006, 2005 and 2004, respectively. The decline was due to the sale of the U.S. Insurance Business at the end of 2005.

Cash flows from financing activities

Net cash provided by (used for) financing activities was $31.4 million, ($111.7) million and $5.7 million in 2006, 2005 and 2004, respectively. Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. Net repayments on borrowings were $46.0 million, $107.6 million and $17.1 million in 2006, 2005 and 2004, respectively. In 2006, we received proceeds of $75.0 million from the issuance of its Convertible Notes. The change in book overdrafts provided cash of $13.7 million and $5.0 million in 2006 and 2005, respectively, and used cash of $5.8 million in 2004. Debt issuance costs were $6.2 million, $5.8 million and $1.8 million in 2006, 2005 and 2004, respectively. We received $35.0 million in 2004 when Exel plc exercised its warrants to purchase shares of our common stock.

Debt Service

Principal and interest payments under our credit facilities represent significant liquidity requirements. Our senior credit facility is composed of a term loan and a revolving credit facility. At December 31, 2006, we had $589.6 million of indebtedness consisting of:

•       $320.0 million outstanding under our term loan;

•       $29.0 million of debt and $18.6 million of letters of credit outstanding under our $175.0 million revolving credit facility, leaving available capacity of $127.4 million at December 31, 2006;

•       $75.0 million of Convertible Notes;

•       $10.6 million of capital leases;

•       $154.7 million of short-term debt, consisting of $125.0 million of our mortgage warehouse facilities, $24.1 million of our relocation financing facilities, $2.9 million of foreign subsidiaries’ operating lines of credit, $2.7 million of insurance policy financing; and

•       $0.3 million of other debt.

We guarantee certain operating lines of credit maintained by wholly-owned foreign subsidiaries. At December 31, 2006, 2005 and 2004, the outstanding balances were $2.9 million, $1.1 million and $1.6 million, respectively.

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

Off-Balance Sheet Arrangements

On June 30, 2004, we entered into an off-balance sheet arrangement under the Receivables Sale Agreement to sell up to $55.0 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. On December 23, 2004, in conjunction with the acquisition of ERC, the limit was increased to $200.0 million. Effective March 31, May 31, July 1, September 30, November 14, and December 13, 2005 and March 27, August 15, August 16, and October 12, 2006, the Receivables Sale Agreement was amended. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation LLC and ERC as Master Servicer, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers and, in August 2006, increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The amendments to the Receivables Sale Agreement and the Second Amended and Restated Receivables Sale Agreement are included in our Current Reports on Form 8-K filed with the SEC on April 5, 2005, June 2, 2005, July 1, 2005, October 4, 2005, November 17, 2005, December 21, 2005, March 31, 2006, August 17, 2006, October 18, 2006, and December 29, 2006.

The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties, and contract arrangements with corporate clients. The equity advances generally are due within 180 to 270 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the equity advances during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees received under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

The Receivables Sale Agreement does not contain any financial covenants, but does contain cross-default provisions to our credit facilities and requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations.

As of December 31, 2006, 74% of the $243.1 million facility has been utilized. Proceeds from receivables sold, net of collections paid, were $54.6 million, $19.6 million and $105.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Contractual Obligations

The following table provides a summary, at December 31, 2006, of our contractual cash obligations:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual obligations	(In millions)
Long-term debt	$424.3	$0.9	$35.7	$387.7	$—
Interest payments on long-term debt(a)	172.0	45.8	90.9	35.3	—
Operating leases	168.2	33.5	56.4	33.6	44.7
Unconditional purchase obligations	81.8	15.5	29.3	28.7	8.3
Cargo claims reserves	23.6	21.8	1.8	—	—
Pension plans(b)	18.6	18.6	—	—	—
Capital lease obligations	10.6	4.3	6.0	0.3	—
Interest payments on capital leases	0.7	0.4	0.3	—	—
Total contractual cash obligations	$899.8	$140.8	$220.4	$485.6	$53.0

(a)           Excludes interest on borrowings under our revolving credit facility. The term loan balance beyond 2007 is assumed to be impacted only by the scheduled amortization payments and does not reflect any mandatory payments from future potential asset sales or from any available cash flow. The term loan has a floating  interest rate estimated at 11.44% for 2007 and thereafter. As discussed in Note 19 “Subsequent Events” to our Notes to the Consolidated Financial Statements, the term loan was amended on June 25, 2007 resulting in an increase in the interest rate. If a floating interest rate based on the amendment estimated at 13.44% for June 2007 and thereafter was used, interest would increase as follows:  total by $22.0 million; less than 1 year by $1.6 million; 1-3 years by $6.3 million; and 3-5 years by $14.1 million.

The $75.0 million Convertible Notes are assumed to remain outstanding through maturity on June 1, 2011. As discussed in Note 19 “Subsequent Events” to our Notes to the Consolidated Financial Statements, the Convertible Notes were amended on June 27, 2007. Interest will be payable in common stock as of the effective date of the amendment. As a result, interest paybable in cash will decrease as follows:  total by $36.0 million; less than 1 year by $5.2 million; 1-3 years by $18.0 million; and 3-5 years by $12.8 million.

(b)          Our policy is to fund our pension plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 31, 2006 and 2005, the pension liability was $43.5 million and $65.8 million, respectively. We currently estimate that we will contribute approximately $18.6 million to our pension funds in 2007. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2007.

Commitments and Contingencies

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. (“ACS”) to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications, and certain application software development. The total future commitment to Covansys and ACS is $80.2 million as of December 31, 2006.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act, as well as Sections 10(b), 20(a), and 20A of the Exchange Act. The plaintiff seeks unspecified damages.

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

In June 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

We also are under investigation by various governmental authorities and are a defendant in various lawsuits. For a discussion of these investigations and proceedings, see Item 3 “Legal Proceedings” and Note 12 “Commitments and Contingencies” to our Notes to the Consolidated Financial Statements, which are incorporated by reference herein.

Related Party Transactions

We are a party to a consulting agreement with Clayton, Dubilier & Rice (“CD&R”), a private investment firm which is an affiliate of our largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership that held approximately 23.1% of our common stock at December 31, 2006. Clayton, Dubilier & Rice Fund VI Limited Partnership also held approximately 9.6% of our common stock at December 31, 2006. Under the consulting agreement, CD&R receives a management fee for financial advisory and management consulting services. CD&R has waived the management fee for the years ended December 31, 2006 and 2007. In each of the years December 31, 2005 and 2004, fees were $1.0 million and were recorded as a component of general and administrative expense in the Consolidated Statements of Operations.

On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as approximately 16.9% of its outstanding common stock is beneficially owned by Fund VI. The total future commitment to Covansys is $32.9 million as of December 31, 2006. We incurred expense of $6.3 million, $9.0 million and $9.7 million under this arrangement for the years ended December 31, 2006, 2005 and 2004, respectively.

On October 30, 2004, we sold HVP to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support our household goods moving services business. For a period of one year following the close of the transaction, we provided certain transition services such as information technology systems support to Specialized Transportation Agent Group, Inc.. We also provide fleet registration, driver qualification and safety administration. We recorded reimbursements related to these services of $2.2 million, $16.7 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of other direct expense and general and administrative expense in the Consolidated Statements of Operations.

On August 5, 2005, we sold our TS segment through our NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the purchase price was deferred in connection with our obligation to fulfill terms of an information technology service agreement, for which we were reimbursed. The $1.0 million deferred purchase price was received in 2006. In each of the years ended December 31, 2006 and 2005, we recorded reimbursements of $1.6 million, primarily related to information technology services, information technology equipment purchases, and communications billings.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 “Summary of Significant Accounting Policies and Estimates” in the Notes to the Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following are critical areas that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results.

Allowance for doubtful accounts:   An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers, agents and owner-operators to make required payments. We record a specific reserve for all receivables with known collection issues and a general allowance for all other receivables based on their aging and historical experience. If the financial condition of our customers and agents were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable were $15.8 million and $19.3 million at December 31, 2006 and 2005, respectively, representing 4.2% and 5.2% of our accounts receivable balances at December 31, 2006 and 2005, respectively. The provision for losses on accounts and notes receivable for continuing operations was $1.9 million, $7.1 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Relocation properties held for resale:   Relocation properties held for resale are recorded at net realizable value (purchase price less an estimate for loss on sale and costs to sell the property). These estimates reflect the actual sales price for homes sold subsequent to year-end and expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, we use the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. A 1% increase in management’s estimate of future price declines on unsold homes would have resulted in an additional $0.7 million in expense in 2006. The magnitude of this sensitivity is much lower in 2006 than what is expected in future periods due to the delay in filing the 2006 financial statements and more homes being sold subsequent to year-end, but prior to the issuance of the 2006 financial statements. The accrual for home losses was $28.5 million and $12.3 million at December 31, 2006 and 2005, respectively. Changes in the home loss accrual of $16.2 million, $9.1 million and $1.0 million in 2006, 2005 and 2004, respectively, are recorded in cost of homes sold. The 2006 and 2005 results reflect the challenging U.S. residential real estate market. The accrual for costs to sell was $21.9 million and $12.9 million at December 31, 2006 and 2005, respectively. Other direct expense includes costs to sell relocation properties of $176.6 million, $114.2 million and $105.4 million in 2006, 2005 and 2004, respectively.

Goodwill and intangible assets:   We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names, customer relationships, and covenants not to compete. Trade names have been determined to have indefinite lives. Customer relationships are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Covenants not to compete are amortized over their remaining useful lives.

Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. We perform our impairment tests utilizing the two-step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, not to exceed the carrying amount of the goodwill.

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

The fair values of our reporting units are estimated based upon a present value technique using discounted future cash flows, forecasted over a four-year period, with residual growth rates forecasted at 2.5% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, we evaluate whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. We make every effort to forecast our future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the fair value of our reporting units and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. and U.K. real estate markets, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations. See Item 1A “Risk Factors” for other factors that have the potential to impact estimates of future cash flows.

Discount rates utilized in the goodwill valuation analysis are based on an independent third-party’s assessment of the cost of capital for comparable companies. The rates utilized at December 31, 2006 were 7.5% and 11.5% for our moving and relocation reporting units, respectively.

As of December 31, 2006, the estimated fair values exceeded the carrying values of the reporting units by approximately 38%, 27%, 12% and 234% for the Global Relocation Services, Moving Services North America, Moving Services U.K. and Moving Services Asia Pacific reporting units, respectively. If the discount rate were to increase by 375, 150, 75 and 1,225 basis points for the Global Relocation Services, Moving Services North America, Moving Services U.K. and Moving Services Asia Pacific reporting units, respectively, management would need to perform a step two analysis on the respective business unit, which could result in an impairment to goodwill and other intangibles.

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

Impairment of long-lived assets:   We periodically review the carrying value of our property and equipment and our intangible assets with finite lives to assess whether current events or circumstances indicate that such carrying value may not be recoverable. If the review indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment loss shall be recognized. An impairment loss shall be measured as the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

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

Contingent purchase price premium:   We may receive a purchase price premium relating to the sale of our U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. We will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets on the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium will be accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until we feel certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2006, the net receivable was $9.9 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

Cargo claims reserves:   We estimate claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. Historical cargo claims metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates. Changes to those estimates are recorded as appropriate.

At December 31, 2006 and 2005, cargo claims reserves were $23.6 million and $26.1 million, respectively; however, future actual results may be materially different from our current estimates. Cargo claims expense was $35.4 million, $39.4 million and $37.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Pensions and other postretirement benefits:   We provide a range of benefits to our current and retired employees, including defined benefits and postretirement medical and life insurance benefits. We record annual amounts relating to these plans based on actuarial calculations which use various assumptions, such as discount rates, expected rates of return, salary growth rates, turnover and disability rates, and healthcare cost trend rates. See Note 10 “Pension Plans, Postretirement and Other Benefits” of our Notes to the Consolidated Financial Statements for the pension expense included in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004, as well as the unrecognized net loss at December 31, 2006 and 2005. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries; however, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense.

In determining the 2006 domestic pension expense, the expected return on plan assets was maintained at 9.00%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average annual 10-year return is 11.01%. We anticipate that our investment managers will generate long-term returns of at least 9.00%. The discount rate assumption for determining the net periodic pension cost was lowered to 5.50% from 5.75% at December 31, 2006 and 2005, respectively. The pension expense for 2007 is expected be $0.3 million representing a decrease of 89.3% compared to the 2006 expense primarily due to increased employer contributions, higher than expected asset returns, and the change in the discount rate assumption. A 25 basis point reduction in the discount rate would increase the 2007 pension expense by approximately $0.3 million. The discount rate utilized for determining pension obligations is based on the plan’s projected cash flow utilizing Citigroup Pension Liability Index. The discount rate assumption for determining pension obligations was increased to 5.75% from 5.50% at December 31, 2006 and 2005, respectively.

The expected return on plan assets for our U.K. pension plan was lowered to 7.25% from 7.40% for 2006 and 2005, respectively, reflecting the change in investment strategy over the year. In developing our expected long-term rate of return assumption, we evaluated input from our actuary, including its review of our asset allocation strategy whose benchmark indices returned 7.9% over the last 10 years. We anticipate that our investment managers will generate returns of at least 6.80% during fiscal year 2007. The discount rate assumption for determining the net periodic pension cost was decreased to 4.75% from 5.40% at December 31, 2006 and 2005, respectively. The pension expense for 2007 is expected to be $3.3 million, representing a decrease of 5.7% compared to the 2006 expense primarily due to the change in discount rate and increase in plan assets. A 25 basis point reduction in the discount rate would increase the 2007 pension expense by approximately $0.3 million. The discount rate utilized for determining pension obligations is based on the plan’s projected cash flow utilizing corporate spot rates. The discount rate assumption for determining pension obligations was increased to 5.00% from 4.75% at December 31, 2006 and 2005, respectively.

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our domestic and U.K. plan assets is broadly characterized as a 65%/35% allocation between equity and debt securities. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed non-U.S. equity securities and investment grade debt securities. We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as our contributions and monthly benefit payments are made. We expect to make contributions in 2007 of $7.6 million for the U.S. pension plan and $11.0 million for the U.K. pension plan.

In determining the 2006 postretirement benefit expense, the healthcare cost trend rate was maintained at 10.00%. The discount rate assumption for determining the net periodic pension cost was maintained at 5.50% at December 31, 2006 and 2005, respectively. The discount rate is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index. A 25 basis point reduction in the discount rate would not have a material impact on postretirement expense. The discount rate assumption for determining postretirement benefit obligations was increased to 5.75% from 5.50% at December 31, 2006 and 2005, respectively.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. The amount of any valuation allowance recorded is determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred taxes will be recoverable. We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets: future taxable income from the core business segments, estimated operating expenses to support an anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. After considering our cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, we concluded in 2005 that we no longer could expect sufficient future taxable income, and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business were projected in upcoming years, it was difficult to place similar weight on these projections versus the results in 2005, 2004 and 2003. As a result, in 2005, non-cash charges of $169.5 million, of which $150.5 million was allocated to continuing operations, were recorded in the Consolidated

Statement of Operations. At the end of 2005, we had a full valuation allowance against our U.S. and certain foreign subsidiaries’ net deferred tax assets. Based on our assessment in 2006, we continued to record a full valuation allowance against our U.S. and certain foreign subsidiaries’ net deferred tax assets. We expect to continue to maintain a valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. We concluded that a valuation allowance was not required on the remaining $8.0 million of foreign net deferred tax assets at December 31, 2006.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act, as well as Sections 10(b), 20(a), and 20A of the Exchange Act. The plaintiff seeks unspecified damages.

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

In June 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

For a description of certain other legal proceedings, see Item 3 “Legal Proceedings” and Note 12 “Commitments and Contingencies” to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2006. We are required to adopt SFAS No. 156 in the first quarter of 2007. This statement will not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt FIN 48 in the first quarter of 2007. This interpretation will not have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. This bulletin will not have a material impact on our financial statements.

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Item 1A “Risk Factors” in this report, should be considered when reviewing the forward-looking statements contained in this report.

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

Interest Rate Risk

We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings composed primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our margins, results of operations, and our ability to service indebtedness. Holding all other variables constant, a hypothetical adverse 1.0% rate increase would have increased interest expense by $4.3 million and $5.1 million in 2006 and 2005, respectively.

We had one open interest rate swap agreement at December 31, 2006 compared to two at December 31, 2005. The intent of these agreements is to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. At December 31, 2006, the interest rate on 20% of our debt obligations was fixed, which does not include the swap agreement below as it expired in January 2007. As a result of swap agreements in place as of December 31, 2005, the interest rate on 31% of our debt obligations was fixed. These agreements qualify for cash flow hedge accounting treatment. Therefore, market rate changes in the effective portion of these derivatives are reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. The following is a summary of the interest rate swap outstanding at December 31, 2006:

Agreement
Notional amount	$60.0 million
Fixed rate paid	3.10%
Variable rate received	1-month LIBOR
Expiration date	January 2007

Holding all other variables constant, if the actual forward curve on the swap agreement exceeded the implied rate used for the year-end mark-to-market calculations by 1%, the fair market of the swap agreement would increase an insignificant amount at December 31, 2006 and by $0.7 million at December 31, 2005. A 1% decrease in the implied rate used for the year-end mark-to-market calculations would cause the fair market value of the swap agreement to decrease an insignificant amount at December 31, 2006 and by $0.7 million at December 31, 2005. Changes in the market value do not affect the reported results of operations, unless we sell such obligations prior to the expiration date.

In order to mitigate the risk that a change in interest rates will result in a decline in value of our interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or mortgage loan inventory, we enter into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors through mandatory forward sales of mortgage-backed securities (“MBS”) and by purchasing call options on U.S. Treasury futures and Federal National Mortgage Association (“FNMA”) MBS. At December 31, 2006 and 2005, we had forward contracts to sell MBS that amounted to $91.0 million and $103.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2006 and 2005, we owned call options on U.S Treasury futures and FNMA MBS that amounted to $30.0 million and $22.0 million, respectively, for the purpose of economically hedging the committed pipeline of adjustable rate mortgages, loans that contain a float down option of the interest rate, and overall fallout risk of all the IRLC’s in the loan pipeline. The forward sales of MBS, purchase of U.S. Treasury and FNMA MBS call options, and IRLCs issued on residential mortgage loans in our pipeline intended to be held for sale are considered free-standing derivative instruments. Changes in fair value are recorded in current period earnings and were insignificant in 2006 and 2005. For IRLCs and mortgage loans in inventory, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the U.S. Treasury futures and FNMA MBS call options, the fair value is measured utilizing the Black-Scholes pricing model or by reference to market prices. At December 31, 2006 and 2005, holding all other variables constant, if interest rates were to increase by 0.25%, the fair market value of the derivatives would increase by $1.0 million and $0.8 million, respectively. At December 31, 2006 and 2005, holding all other variables constant, if interest rates were to decrease by 0.25%, the fair market value of the derivatives would decrease by $0.3 million and $0.5 million, respectively.

Foreign Currency Risk

Approximately 12.9%, 13.4% and 15.5% of our sales were denominated in foreign currency in 2006, 2005 and 2004, respectively. The exposure to currency rate fluctuations primarily relates to Europe (euro and British pound sterling).

Assets, liabilities and commitments that will be settled in cash and denominated in currencies other than the functional currency of the reporting entity are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the years ended December 31, 2006 and 2005, we recognized currency translation gains of $0.4 million and zero, respectively.

From time-to-time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by us are the Australian dollar, the British pound sterling, and the euro. The contract amounts of foreign currency forwards at December 31, 2006 and 2005 were $36.1 million and $27.3 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate-sensitive instruments held as of December 31, 2006 and 2005, would result in a hypothetical loss of approximately $1.3 million and $1.4 million, respectively. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. For the years ended December 31, 2006 and 2005, we recognized losses of $0.5 million and $1.2 million, respectively, resulting from changes in the fair value of foreign currency derivatives.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, together with accompanying notes to financial statements, and schedule of SIRVA, Inc. are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

We have audited the accompanying consolidated balance sheet of SIRVA, Inc. as of December 31, 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIRVA, Inc. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SIRVA, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007, except for the second and third paragraphs of Note 19 to the consolidated financial statements, as to which the date is June 27, 2007, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
May 30, 2007, except for the second and third paragraphs of Note 19 to the consolidated financial statements, as to which the date is June 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of ineffective controls over the reconciliation of the pension accounts at its U.K. subsidiary, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SIRVA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective control over the reconciliation of the pension accounts at its U.K. subsidiary. Specifically, controls were not in place to ensure the liability for pension benefit obligations, accumulated other comprehensive income (loss) and comprehensive income were properly stated.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated May 30, 2007, except for the second and third paragraphs of Note 19 to the consolidated financial statements, as to which the date is June 27, 2007, on those financial statements.

In our opinion, management’s assessment that SIRVA, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SIRVA, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP
Chicago, Illinois
May 30, 2007, except for the second and third paragraphs of Note 19 to the consolidated financial statements, as to which the date is June 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of SIRVA, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2007, except for the effects of the discontinued operations described in Note 17, as to which the date is May 30, 2007

SIRVA, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
(In millions, except per share amounts)
Revenues:
Service	$2,107.0	$2,135.8	$1,970.6
Home sales	1,758.3	1,510.2	1,227.3
Total revenues	3,865.3	3,646.0	3,197.9
Direct expenses:
Purchased transportation expense	1,218.3	1,289.8	1,185.4
Cost of homes sold	1,797.8	1,524.1	1,233.3
Other direct expense	506.7	495.4	444.5
Total direct expenses	3,522.8	3,309.3	2,863.2
Gross margin	342.5	336.7	334.7
Operating expenses:
General and administrative expense	345.2	394.9	291.7
Gain on sale of assets	(12.9)	―	(6.2)
Intangibles amortization	9.4	11.6	6.2
Restructuring expense	0.3	9.9	2.8
Impairments	―	52.8	―
Operating income (loss) from continuing operations	0.5	(132.5)	40.2
Interest expense, net	51.2	31.9	18.1
Debt extinguishment expense	10.5	1.7	1.8
Other (income) expense, net	(0.6)	0.3	(0.7)
(Loss) income from continuing operations before income taxes	(60.6)	(166.4)	21.0
Income tax (benefit) expense	(2.0)	104.3	0.2
(Loss) income from continuing operations	(58.6)	(270.7)	20.8
Income (loss) from discontinued operations, net of income tax expense (benefit) of $18.0, $13.3 and $(15.1), respectively	4.0	5.3	(89.9)
Net loss	$(54.6)	$(265.4)	$(69.1)
Basic income (loss) per share:
(Loss) income from continuing operations	$(0.79)	$(3.67)	$0.29
Income (loss) from discontinued operations	0.05	0.07	(1.25)
Net loss	(0.74)	(3.59)	(0.96)
Diluted income (loss) per share:
(Loss) income from continuing operations	$(0.79)	$(3.67)	$0.28
Income (loss) from discontinued operations	0.05	0.07	(1.20)
Net loss	(0.74)	(3.59)	(0.92)

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Consolidated Balance Sheets

	At December 31,
	2006	2005
(In millions, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$40.6	$30.3
Accounts and notes receivable, net of allowance for doubtful accounts of $15.8 and $19.3 respectively	363.7	351.3
Relocation properties held for resale, net	223.9	118.0
Mortgages held for resale	86.9	84.7
Retained interest in receivables sold	49.0	40.2
Other current assets	35.7	33.2
Total current assets	799.8	657.7
Goodwill	295.0	325.8
Intangible assets, net	212.0	217.3
Property and equipment, net	86.6	114.7
Other long-term assets	25.8	31.3
Total long-term assets	619.4	689.1
Total assets	$1,419.2	$1,346.8
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$269.9	$189.5
Short-term debt	159.9	125.2
Accrued purchased transportation expense	74.7	77.0
Deferred revenue and other deferred credits	52.8	49.9
Accrued income taxes	54.9	41.3
Book overdrafts	39.5	25.8
Other current liabilities	113.3	160.0
Total current liabilities	765.0	668.7
Long-term debt	429.7	434.7
Deferred income taxes	68.3	65.2
Other long-term liabilities	97.4	81.4
Total long-term liabilities	595.4	581.3
Total liabilities	1,360.4	1,250.0
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,964,515 issued and outstanding at December 31, 2006, and 76,537,345 issued and 73,943,366 outstanding at December 31, 2005	0.7	0.8
Additional paid-in-capital	481.8	487.3
Accumulated other comprehensive loss	(15.4)	(27.5)
Accumulated deficit	(408.3)	(353.7)
	58.8	106.9
Less cost of treasury stock, 2,593,979 shares at December 31, 2005	—	(10.1)
Total stockholders’ equity	58.8	96.8
Total liabilities and stockholders’ equity	$1,419.2	$1,346.8

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	(In millions)
Cash flows from operating activities:
Net loss	$(54.6)	$(265.4)	$(69.1)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Gain on sale of assets, net	(41.3)	(62.9)	(7.6)
Depreciation and amortization	35.7	47.5	48.8
Write-down of relocation properties	16.2	9.1	1.0
Write-off of deferred debt issuance costs	10.5	1.7	1.0
Stock compensation expense	3.8	1.5	3.8
Provision for losses on accounts and notes receivable	1.9	9.2	9.7
Deferred income taxes	0.7	98.7	(24.1)
Impairment of goodwill and other assets	—	81.9	87.2
Loss on bond extinguishment	—	—	0.8
Change in operating assets and liabilities:
Originations of mortgages held for resale	(1,553.7)	(1,339.3)	(1,035.1)
Sales of mortgages held for resale	1,551.5	1,333.6	1,014.1
Relocation properties held for resale	(118.9)	(37.1)	(42.3)
Accounts payable	78.8	22.7	28.3
Accounts and notes receivable	(7.5)	21.9	106.9
Other current assets and liabilities	(21.8)	68.1	0.8
Other long-term assets and liabilities	(12.8)	2.7	35.1
Net cash (used for) provided by operating activities	(111.5)	(6.1)	159.3
Cash flows from investing activities:
Dispositions, net of cash sold	87.3	114.2	—
Capital expenditures	(18.3)	(27.4)	(35.5)
Proceeds from sale of property and equipment	17.4	3.6	14.3
Acquisitions, net of cash acquired	(0.5)	(1.1)	(105.0)
Purchases of investments	(0.5)	(76.1)	(120.9)
Proceeds from sale or maturity of investments	—	65.4	97.7
Other investing activities	(0.7)	(0.8)	(1.5)
Net cash provided by (used for) investing activities	84.7	77.8	(150.9)
Cash flows from financing activities:
Borrowings on short-term and long-term debt	1,170.2	1,536.4	826.1
Repayments on short-term and long-term debt	(1,247.0)	(1,641.6)	(866.7)
Borrowings on mortgage and relocation facilities	1,616.6	1,351.7	1,070.3
Repayments on mortgage and relocation facilities	(1,585.8)	(1,354.1)	(1,046.8)
Proceeds from issuance of convertible debt	75.0	—	—
Change in book overdrafts	13.7	5.0	(5.8)
Debt issuance costs	(6.2)	(5.8)	(1.8)
Repayments on capital lease obligations	(5.1)	(4.6)	(4.4)
Proceeds from exercises of warrants	—	—	35.0
Other financing activities	—	1.3	(0.2)
Net cash provided by (used for) financing activities	31.4	(111.7)	5.7
Effect of exchange rate changes on cash and cash equivalents	5.7	(3.3)	(0.7)
Net (decrease) increase in cash and cash equivalents	10.3	(43.3)	13.4
Decrease (increase) in cash included in assets held for sale	—	1.5	(1.5)
Cash and cash equivalents at beginning of period	30.3	72.1	60.2
Cash and cash equivalents at end of period	$40.6	$30.3	$72.1
Supplemental cash flow information:
Interest paid	$47.9	$32.9	$26.7
Income taxes paid	$17.9	$3.7	$7.8

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common Shares		Additional	Other			Total
	Issued		Paid-in-	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Stock	Equity
	(In millions)
Balance at December 31, 2003	73.0	$0.7	$444.0	$(3.1)	$(19.2)	$(10.1)	$412.3
Comprehensive income (loss):
Net loss	—	—	—	—	(69.1)	—	(69.1)
Unrealized hedging gain, net of tax expense of $1.1	—	—	—	1.7	—	—	1.7
Unrealized holding gain on available-for-sale securities, net of tax expense of $0.3	—	—	—	0.6	—	—	0.6
Minimum pension liability, net of tax benefit of $(5.3)	—	—	—	(10.7)	—	—	(10.7)
Foreign currency translation adjustment, net of tax expense of $0.8	—	—	—	26.0	—	—	26.0
Total comprehensive loss							(51.5)
Exercise of warrants	2.8	—	35.0	—	—	—	35.0
Stock options exercised and related tax benefits	0.5	0.1	2.9	—	—	—	3.0
Stock option expense	—	—	2.1	—	—	—	2.1
Unearned compensation	—	—	1.3	—	—	—	1.3
Issuance of common stock	—	—	0.1	—	—	—	0.1
Stock issuance costs	—	—	(0.3)	—	—	—	(0.3)
Balance at December 31, 2004	76.3	0.8	485.1	14.5	(88.3)	(10.1)	402.0
Comprehensive income (loss):
Net loss	—	—	—	—	(265.4)	—	(265.4)
Unrealized hedging gain*	—	—	—	0.8	—	—	0.8
Unrealized holding loss on available-for-sale securities, net of tax expense of $0.2	—	—	—	(0.3)	—	—	(0.3)
Minimum pension liability*	—	—	—	(12.3)	—	—	(12.3)
Foreign currency translation adjustment*	—	—	—	(30.2)	—	—	(30.2)
Total comprehensive loss							(307.4)
Stock options exercised and related tax benefits	0.2	—	1.1	—	—	—	1.1
Stock option expense	—	—	1.0	—	—	—	1.0
Issuance of common stock	—	—	0.1	—	—	—	0.1
Balance at December 31, 2005	76.5	0.8	487.3	(27.5)	(353.7)	(10.1)	96.8
Comprehensive income (loss):
Net loss	—	—	—	—	(54.6)	—	(54.6)
Unrealized hedging loss*	—	—	—	(1.2)	—	—	(1.2)
Minimum pension liability*	—	—	—	7.7	—	—	7.7
Foreign currency translation adjustment*	—	—	—	17.9	—	—	17.9
Total comprehensive loss							(30.2)
Adjustment to initially apply SFAS No. 158*	—	—	—	(12.3)	—	—	(12.3)
Stock compensation expense	—	—	3.8	—	—	—	3.8
Reclassification of deferred stock units	—	—	0.7	—	—	—	0.7
Treasury stock retirement	(2.5)	(0.1)	(10.0)	—	—	10.1	—
Balance at December 31, 2006	74.0	$0.7	$481.8	$(15.4)	$(408.3)	$—	$58.8

*                     Net of tax expense (benefit) of zero

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.
Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies and Estimates

Business Organization and Description

The consolidated financial statements include the accounts of SIRVA, Inc. (“Company”) and its wholly-owned subsidiaries, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), CMS Holding, LLC, and RS Acquisition Holding, LLC, and each of their wholly-owned subsidiaries. The Company was incorporated on March 29, 1998 and began the initial public offering of shares of its common stock on November 25, 2003 (“Offering”).

The Company is a global provider of relocation and moving services to corporate clients, military and government agencies, and the consumer market. In addition, the Company offers a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside of its proprietary agent network.

The Company markets its services under the brand names of SIRVA Relocation®, northAmerican®, Allied®, Global®, Allied International, Pickfords and Allied Pickfords, among others, with operations located throughout the United States, Canada, United Kingdom, continental Europe, Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 1,000 locations. In Europe and the Asia Pacific region, operations are conducted through a combination of its company-operated locations, its proprietary agent network, and its network of affiliated preferred providers.

Basis of Consolidation

The consolidated financial statements include the accounts of SIRVA, Inc. and its wholly-owned subsidiaries. The Company’s fiscal year ends on December 31. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior years have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The accounting policies where estimation and assumptions are significant are the following:

•       Allowance for doubtful accounts and notes receivable;

•       Net realizable value of relocation properties held for sale;

•       Estimate of fair values in the impairment tests for goodwill, intangibles with indefinite useful lives, and long-lived assets;

•       Contingent purchase price premium for the sale of Transguard Insurance Company of America, Inc. (“TransGuard”), National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (collectively, the “U.S. Insurance Business”);

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

In the relocation services operations, fees are paid to the Company by customers at either a set price per transferred employee (“traditional product”) or a fixed percentage of the home’s selling price (“fixed-fee product”). The traditional product revenue is recognized at the date the home is sold to a third-party buyer. The fixed-fee product revenue is recognized at the date the Company purchases the home from a transferee. When the Company purchases a property from a transferee, the property enters its inventory. The Company records the sale of the home inventory as revenue on a gross basis when it closes on the home sale to a third-party buyer. Additionally, the Company receives fees from company-qualified real estate agents for the listing or home purchase referral of a transferred employee. The listing referral fee revenue is recognized when the Company closes on the home sale to a third-party buyer. The home purchase referral fee revenue is recognized when a transferee closes on the purchase of a destination home from a third-party seller.

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

Cash Equivalents

Cash equivalents are highly liquid investments purchased three months or less from original maturity. At December 31, 2006 and 2005, cash and cash equivalents of $18.3 million and $12.1 million, respectively, were limited as to use for payment of dividends to the Company by the foreign insurance and reinsurance subsidiaries, home equity and other relocation related advances, and statutory deposits associated with the Company’s mortgage subsidiary.

Allowance for Doubtful Accounts

An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of the Company’s customers, agents and owner-operators to make required payments. The Company records a specific reserve for all receivables with known collection issues and a general allowance for all other receivables based on their aging and historical experience. The Company’s allowances for doubtful accounts and notes receivable at December 31, 2006 and 2005 were $15.8 million and $19.3 million, respectively. The provision for losses on accounts and notes receivable for continuing operations was $1.9 million, $7.1 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Relocation Properties Held for Resale

The Company purchases homes under certain relocation programs. These properties are residential homes held for resale and are recorded in current assets at net realizable value (purchase price less an estimate for loss on sale and costs to sell the property). These estimates reflect the actual sales price for homes sold subsequent to year-end and expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, the Company uses the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. Costs of properties sold are based on specific identification.

Relocation properties held for resale consisted of the following:

	December 31,
	2006	2005
Relocation properties held for resale (in millions)	$223.9	$118.0
Total number of properties	735	411
Average property value	$305,000	$287,000

The accrual for home losses was $28.5 million and $12.3 million at December 31, 2006 and 2005, respectively. Changes in the home loss accrual of $16.2 million, $9.1 million and $1.0 million in 2006, 2005 and 2004, respectively, are recorded in cost of homes sold. The accrual for costs to sell was $21.9 million and $12.9 million at December 31, 2006 and 2005, respectively. Other direct expense includes costs to sell relocation properties of $176.6 million, $114.2 million and $105.4 million in 2006, 2005 and 2004, respectively.

Mortgages Held for Resale

The mortgage lending services operations of the Company initiate mortgage loans for relocating employees. The majority of the loans in inventory have corresponding purchase commitments from private investors. Mortgages held for resale are carried at the lower of cost or market. Cost is the outstanding principal balance of the mortgage notes reduced by the net deferred fees. In addition, certain direct costs are recognized upon sale. Commitments to sell loans are included in determining market value.

Retained Interest in Receivables Sold

The Company utilizes a receivables securitization program to sell certain receivables generated by its Global Relocation Services segment to independent third-party financial institutions. The receivable sales are accounted for as sales of financial assets. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The retained interest is classified as a current investment due to the current nature of the underlying receivable. Any gains or losses on the transfer to the independent third-party financial institution are recognized in current earnings. See Note 9 “Financial Instruments” for further detail.

Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	December 31,
	2006	2005	Useful life
	(In millions)
Land	$2.3	$1.9
Buildings and improvements	25.4	34.4	20 to 40 years
Transportation equipment	72.7	74.3	4 to 15 years
Warehouse equipment	36.3	53.9	5 to 10 years
Computer equipment and software	97.1	96.7	3 to 5 years
Other	15.6	17.8	1 to 10 years
Projects in process	5.7	4.8
	255.1	283.8
Less accumulated depreciation	(168.5)	(169.1)
	$86.6	$114.7

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of capitalized leased assets is computed on a straight-line basis over the shorter of the term of the lease or the useful life of the capitalized leased asset. When development is substantially complete on internally developed software intended for internal use, the cost of the software is amortized on a straight-line basis over the expected life of the software. Depreciation expense for continuing operations was $25.1 million, $26.8 million and $29.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Repairs and maintenance expenditures are expensed as incurred.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names, customer relationships, and covenants not to compete. Trade names have been determined to have indefinite lives. Customer relationships are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized. Covenants not to compete are amortized over their remaining useful lives.

Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company performs its impairment tests utilizing the two-step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value, not to exceed the carrying amount of the goodwill.

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

The fair values of the Company’s reporting units are estimated based upon a present value technique using discounted future cash flows, forecasted over a four-year period, with residual growth rates forecasted at 2.5% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the fair value of the Company’s reporting units and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. and U.K. real estate markets, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations.

Discount rates utilized in the goodwill valuation analysis are based on an independent third-party’s assessment of the cost of capital for comparable companies. The rates utilized at December 31, 2006 were 7.5% and 11.5% for the Company’s moving and relocation reporting units, respectively.

In 2005, as a result of the long-lived assets of continental Europe being tested for recoverability as discussed below, the Company tested goodwill of the continental Europe and U.K. businesses for impairment. An impairment charge of approximately $36.1 million was recorded on continental Europe goodwill. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for continental Europe unamortized trade names. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value. See Note 4 “Goodwill and Intangible Assets” for more detail.

In addition, during 2005, as a result of the difference between the estimated sales price of the U.S. Insurance Business and its carrying value, an impairment charge of $15.4 million for intangibles was recorded in discontinued operations. In 2005, as a result of the difference between the estimated sales price of the Transportation Solutions segment and its carrying value, an impairment charge of $2.1 million for goodwill was recorded in discontinued operations. See Note 4 “Goodwill and Intangible Assets” for more detail.

Impairment of Long-lived Assets

The Company assesses impairments of long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company periodically reviews the carrying value of its property and equipment and its intangible assets with finite lives to assess whether current events or circumstances indicate that such carrying value may not be recoverable. If the review indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment loss shall be recognized. An impairment loss shall be measured as the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets and, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

In 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting primarily of customer relationships and covenants not to compete. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value. See Note 4 “Goodwill and Intangible Assets” for more detail.

Also, in 2005, as a result of the difference between the sales price of the discontinued U.S. Insurance Business and its carrying value, an impairment charge of $6.5 million for property and equipment and other long-term assets was recorded in discontinued operations. See Note 17 “Discontinued Operations” for more detail.

Contingent Purchase Price Premium

The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets in the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium will be accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2006, the net receivable was $9.9 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

Deferred Revenue

The Global Relocation Services segment records deferred revenue from invoicing a portion of the service fees to customers at the time a home is listed by the Company on behalf of the transferee. The Company defers recognizing the fees as revenue until either the home is sold to a third-party buyer, in the case of the traditional product, or the home is purchased by the Company from a transferee, in the case of the fixed-fee product.

Cargo Claims Reserves

The Company estimates claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates. Any changes to those estimates are recorded as appropriate. At December 31, 2006 and 2005, cargo claims reserves were $23.6 million and $26.1 million, respectively, and were recorded primarily in other current liabilities in the Consolidated Balance Sheets. Cargo claims expense was $35.4 million, $39.4 million and $37.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Pension and Postretirement Benefits

The Company provides a range of benefits to our current and retired employees, including defined benefit retirement plans and postretirement medical and life insurance benefits. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. See Note 10 “Pension Plans, Postretirement and Other Benefits” for further detail.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company was required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of December 31, 2006. The Company adopted SFAS No. 158 as of December 31, 2006.

The incremental effect of applying SFAS No. 158 on individual line items of the Consolidated Balance Sheet as of December 31, 2006 is summarized as follows:

	Before Application of SFAS No. 158	SFAS No. 158 Adjustments	After Application of SFAS No. 158
	(In millions)
Other current liabilities	$128.6	$(15.3)	$113.3
Other long-term liabilities	69.8	27.6	97.4
Total liabilities	1,348.1	12.3	1,360.4
Accumulated other comprehensive loss	(3.1)	(12.3)	(15.4)
Total stockholders’ equity	71.1	(12.3)	58.8

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

Derivative Financial Instruments

The Company uses derivative instruments to protect against exchange rate fluctuations on foreign denominated short-term obligations and against interest rate changes on mortgages held for resale. These derivatives are recognized at fair value as either assets or liabilities, and changes in fair value are recognized in current period earnings.

The Company uses interest rate swap agreements, which are classified as cash flow hedges, to fix interest rates on a portion of its variable rate debt. The effective portions of changes in fair value are recorded in other comprehensive income and are reclassified into earnings when the hedged item affects earnings. The ineffective portions are recognized in earnings. See Note 9 “Financial Instruments” for additional detail.

Fair Value of Financial Instruments

The amounts included in the consolidated financial statements for cash and cash equivalents, accounts and notes receivable, relocation properties held for resale, mortgages held for resale, other current assets, accounts payable, short-term debt, and other accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company’s other financial instruments are discussed in Note 6 “Long-term Debt,” Note 9 “Financial Instruments” and Note 12 “Commitments and Contingencies”.

Advertising and Promotion Costs

The Company expenses radio, television and print material advertising costs, including telephone directories and other promotional materials, as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company recorded advertising costs of $8.2 million, $10.0 million and $8.3 million, respectively.

Agent and Customer Incentives

The Company offers certain incentives to its agents and customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of general and administrative expense in the Consolidated Statements of Operations. Incentives offered to customers are based upon meeting certain revenue thresholds and are recognized ratably over the period of incentive as a reduction in revenues in the Consolidated Statements of Operations. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $5.3 million, $5.2 million and $3.6 million in the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company recognized customer incentives of $3.7 million, $3.0 million and $2.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, loss from continuing operations before income taxes and net loss for the year ended December 31, 2006 were $2.3 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the year ended December 31, 2006 would have been $0.71 if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted loss per share of $0.74.

Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the Condensed Consolidated Statements of Operations for the stock option plans under SFAS No. 123. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Pro forma net loss and net loss per share amounts are presented in the table below for the years ended December 31, 2005 and 2004, as if the Company had used a fair-valued-based method allowed under SFAS No. 123 to measure compensation expense for employee stock incentive awards.

	Years ended December 31
	2005	2004
	(In millions, except per share amounts)
(Loss) income from continuing operations	$(270.7)	$20.8
Stock compensation expense included in (loss) income from continuing operations, net of tax	0.6	2.1
Pro forma compensation cost under fair-value method, net of tax	(2.3)	(5.8)
Pro forma (loss) income from continuing operations	(272.4)	17.1
Income (loss) from discontinued operations, net, as reported	5.3	(89.9)
Pro forma net loss	$(267.1)	$(72.8)
Basic net loss per share:
As reported	$(3.59)	$(0.96)
Pro forma	$(3.62)	$(1.01)
Diluted net loss per share:
As reported	$(3.59)	$(0.92)
Pro forma	$(3.62)	$(0.98)

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

Interest Allocated to Discontinued Operations

Interest was allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company. Management feels that it is appropriate to allocate interest expense to the discontinued businesses so historical results will be more comparable to future results. It is anticipated that sale proceeds and the liquidation of any retained working capital will be used to pay down debt, thus reducing interest expense to the ongoing operations in the future. Accordingly, the Company has allocated to discontinued operations a percentage of total interest expense, excluding interest expense associated with the mortgage warehouse facilities and relocation financing facilities. For the years ended December 31, 2006, 2005 and 2004, the amount of interest allocated to discontinued operations was $1.1 million, $8.7 million and $9.0 million, respectively.

Commitments and Contingencies

The Company evaluates contingent liabilities, including threatened or pending litigation, and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. The Company makes these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside counsel. See Note 12 “Commitments and Contingencies” for more detail.

Recently Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2006. The Company is required to adopt SFAS No. 156 in the first quarter of 2007. This statement will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN No. 48 in the first quarter of 2007. This interpretation will not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, which expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The application of the guidance in this bulletin is applicable in the first quarter of 2007. This bulletin will not have a material impact on the Company’s financial statements.

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

Note 2. Income (Loss) Per Share

A reconciliation of basic to diluted weighted-average common shares is as follows:

	Years ended December 31,
	2006	2005	2004
	(In millions)
Basic weighted-average common shares outstanding	74.1	73.8	72.1
Assumed conversion of stock options and awards	—	—	2.6
Diluted weighted-average common shares outstanding	74.1	73.8	74.7

Options to purchase 1.9 million shares, 1.3 million shares and 0.1 million shares of common stock were outstanding during 2006, 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the common shares. Potentially dilutive options totaling 0.5 million shares and 1.2 million shares during 2006 and 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10.0% convertible notes due 2011 (“Convertible Notes”). The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Convertible Notes were converted to Convertible Preferred Stock and the Convertible Preferred Stock was subsequently converted to common stock, common stock outstanding would increase by 25.0 million shares, or 33.8%, as of December 31, 2006. See Note 19 “Subsequent Events” for discussion of an amendment of the Convertible Notes with an effective date of June 27, 2007.

Note 3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are:

	December 31,
	2006	2005
	(In millions)
Foreign currency translation adjustment	$43.3	$25.4
Unrealized hedging (loss) gain	(0.7)	0.5
Unrealized losses on pension and postretirement benefit plans	(58.0)	(53.4)
	$(15.4)	$(27.5)

Note 4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Total
	(In millions)
Balance at December 31, 2004	$150.8	$73.4	$167.2	$391.4
Impairment losses—continuing operations	—	—	(36.1)	(36.1)
Dispositions	—	(0.7)	(11.8)	(12.5)
Acquisitions	0.9	—	—	0.9
Effect of currency translation	(2.0)	0.2	(16.1)	(17.9)
Balance at December 31, 2005	149.7	72.9	103.2	325.8
Dispositions	—	—	(41.7)	(41.7)
Acquisitions	0.5	—	—	0.5
Effect of currency translation	2.2	—	8.2	10.4
Balance at December 31, 2006	$152.4	$72.9	$69.7	$295.0

Intangible assets consisted of the following:

	December 31,
	2006	2005
	(In millions)
Unamortized intangible assets—trade names	$171.3	$167.4
Amortizable intangible assets:
Customer relationships	64.6	64.0
Less accumulated amortization	(24.6)	(16.7)
	40.0	47.3
Covenants not to compete and other	7.5	9.0
Less accumulated amortization	(6.8)	(6.4)
	0.7	2.6
Total amortizable intangible assets, net	40.7	49.9
Total intangible assets, net	$212.0	$217.3

Goodwill and trade names with indefinite useful lives are not amortized. Trade names include the brand names northAmerican, Allied, Pickfords, and Allied Pickfords.

In 2006, goodwill of $41.7 million, trade names of $0.6 million, and other intangibles of $0.3 million were associated with the disposal of the Business Services Division in the United Kingdom and Ireland within the Moving Services Europe and Asia Pacific segment. In 2005, goodwill of $11.8 million, $0.4 million and $0.3 million was associated with the disposals of the Australian and New Zealand Pickfords Records Management business within the Moving Services Europe and Asia Pacific segment, and Blanketwrap and Flatbed operations within the Moving Services North America segment, respectively. See Note 17 “Discontinued Operations” for further information on the disposals.

Acquisition costs in each of 2006 and 2005 included $0.5 million for contingent payments related to the purchase of Relocation Dynamics, Inc. in 2004. There were also other insignificant costs in 2005 related to acquisitions made during 2004.

The effect of currency translation during 2006 on goodwill, trade names and amortizable intangible assets, net was $10.4 million, $4.5 million and $0.6 million, respectively.

Impairments

The Company performs an annual impairment test of goodwill and trade names during the fourth quarter using discounted cash flows to estimate fair values. The annual impairment testing indicated no impairment at December 31, 2006.

2005

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

2004

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

Amortization expense

Amortization expense related to continuing operations for amortizable intangible assets for the years ended December 31, 2006, 2005 and 2004 was $9.4 million, $11.6 million and $6.2 million, respectively.

Estimated amortization of definite-lived intangible assets for the next five years is as follows:

(In millions)
2007	$7.4
2008	6.0
2009	5.0
2010	4.5
2011	3.8
$26.7

Note 5. Short-term Debt

Short-term debt consisted of the following:

	December 31,
	2006	2005
	(In millions)
Mortgage warehouse facilities	$125.0	$81.9
Relocation financing facilities	24.1	31.8
Foreign subsidiaries’ lines of credit	2.9	1.1
Insurance policy financing	2.7	5.0
Current portion of long-term debt and capital lease obligations	5.2	5.4
	$159.9	$125.2

Mortgage Warehouse Facilities

The Company’s SIRVA Mortgage, Inc. subsidiary (“SIRVA Mortgage”) utilizes a warehousing credit and security agreement and a flexible early purchase facility (collectively the “Mortgage Warehouse Facilities”) to fund its mortgage loans held for resale. The Mortgage Warehouse Facilities are secured by certain assets of SIRVA Mortgage.

In 2005, the $80.0 million warehousing credit and security agreement was renewed and extended to June 1, 2006. Effective June 2006, because of the availability of other facilities, the Company decided to reduce the warehousing credit and security agreement from $80.0 million to $40.0 million. In October 2006, SIRVA Mortgage entered into an amendment to the warehousing credit and security agreement to establish a $40.0 million sub-limit to permit the financing of residential real estate property acquired by SIRVA Relocation or its assignees under relocation programs. SIRVA Mortgage had an outstanding balance of $39.4 million and $68.5 million against the warehousing credit and security agreement at December 31, 2006 and 2005, respectively.

In May 2005, SIRVA Mortgage amended the flexible early purchase facility, increasing the amount available from $100.0 million to $120.0 million. This facility carries no maturity date and the terms are similar to the warehousing credit and security agreement. Effective March 2006, the flexible early purchase facility was amended to establish a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. Effective May 2006, the flexible early purchase facility was amended to increase the facility from $120.0 million to $250.0 million. The flexible early purchase facility is now the primary means for SIRVA Mortgage to fund their traditional residential first mortgage lending. SIRVA Mortgage had an outstanding balance of $85.6 million and $13.4 million against the flexible early purchase facility at December 31, 2006 and 2005.

During 2006, interest on both facilities was payable monthly at a rate equivalent to the London Interbank Offered Rate (“LIBOR”) plus 125.0 basis points to 300.0 basis points (effective rate of 6.57% at December 31, 2006). During 2005, interest on both facilities was payable monthly at a rate equivalent to

LIBOR plus 162.5 basis points to 287.5 basis points (effective rate of 5.99% at December 31, 2005). The interest rate spread varies depending upon such factors as the type of mortgage financed, amount of time a mortgage loan has been closed and not yet sold to investors, and other factors. SIRVA Mortgage paid a monthly commitment fee of 15.0 basis points on the unused portion of the warehousing credit and security agreement in months where the average drawn balance was less than $40.0 million. Effective June 2006, the warehousing credit and security agreement was amended, which amendment removed the monthly commitment fee based on usage.

Relocation Financing Facilities

The Company’s subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $36.1 million at December 31, 2006. The outstanding balance of these facilities was $24.1 million and $31.8 million at December 31, 2006 and 2005, respectively. The financing facilities are uncommitted pending the filing of financial information and callable upon demand, but generally remain available and are expected to be renewed in the future. Interest is payable monthly or quarterly depending on the lenders at the base lending rate (Bank of England) plus 60.0 basis points to 150.0 basis points (effective rates between 5.60% and 6.50% at December 31, 2006, and 5.10% and 6.00% at December 31, 2005). The facilities are secured by the underlying relocation assets. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. The Company expects to replace this facility and does not expect this to have a material adverse effect on its financial position.

Foreign Subsidiaries Lines of Credit

Certain wholly-owned foreign subsidiaries of the Company maintain credit facilities totaling $15.4 million at December 31, 2006. Interest is payable monthly or quarterly at the base lending rate plus margins up to 200.0 basis points (effective rates between 4.93% and 9.55% at December 31, 2006, and 3.35% and 9.10% at December 31, 2005). Commitment fees range up to 50.0 basis points on the unused portion of each applicable credit facility. At December 31, 2006 and 2005, the outstanding balance was $2.9 million and $1.1 million, respectively. The Company had bank guarantees issued against these lines of credit of $7.5 million and $8.5 million at December 31, 2006 and 2005, respectively. These facilities are generally secured by the assets of the applicable subsidiary. In addition, certain of these facilities are also secured by letters of credit and guaranteed by certain of the Company’s subsidiaries.

Insurance Policy Financing

From time-to-time, the Company finances certain of its insurance policies with the providers of these policies. Such arrangements, which are common within the insurance industry, allow insureds, such as the Company, to extend payments over a period that more closely matches the time period of the policy. These arrangements are secured by the return premium available if the insurance policies are terminated. The Company had amounts due under insurance financing arrangements of $2.7 million and $5.0 million at December 31, 2006 and 2005, respectively. These amounts are recognized by the Company as short-term debt obligations.

Other

The weighted average interest rate on short-term borrowings outstanding, excluding current portion of long-term debt and capital lease obligations, was 6.44% and 5.98% at December 31, 2006 and 2005, respectively.

The borrowers under the aforementioned facilities are wholly owned subsidiaries of the Company. Each agreement contains limited financial covenants. Financial covenants generally include a requirement to provide financial statements and to maintain the stated financial ratios. The Company’s subsidiaries are in compliance with all of these covenants.

Note 6. Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(In millions)
Term loan	$320.0	$402.7
Revolving credit facility	29.0	20.6
Convertible notes	75.0	—
Capital lease obligations	10.6	16.6
Other	0.3	0.2
Total debt	434.9	440.1
Less current portion	5.2	5.4
Total long-term debt	$429.7	$434.7

Credit Facility

The Company has a $495.0 million senior credit facility (“Credit Facility”) through SIRVA Worldwide. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility (“Revolving Credit Facility”) and a $320.0 million term loan obligation (“Term Loan”) and is collateralized by substantially all of the assets of the Company.

The Credit Facility contains a number of covenants that, among other matters, restrict SIRVA Worldwide’s ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations, and make capital expenditures or incur capital lease obligations. While the Credit Facility generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company’s operating expenses in the ordinary course of business. The Credit Facility also requires SIRVA Worldwide to maintain certain financial ratios and tests, including a consolidated interest coverage ratio and consolidated leverage ratio, and includes a general lien on certain of SIRVA Worldwide’s assets. The Credit Facility also includes certain cross-default provisions such that a default under any other loan agreement in excess of $10.0 million that has not been cured within an applicable grace period would cause a default under the Credit Facility. The Company is in compliance with all of these covenants.

The Company entered into amendments of the Credit Facility with effective dates of March 28, July 1, September 30, and November 14, 2005. The amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans, revised the financial covenants relating to debt leverage and interest coverage, approved the sale of the Company’s U.S. Insurance Business, and approved the sale of the Australian and New Zealand operations of Pickfords Records Management. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results.

The Company entered into amendments of the Credit Facility with effective dates of March 23 and August 15, 2006. These amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, subject to increase or decrease upon certain events, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to the Company raising stated levels of qualifying capital. On September 29, 2006, the Company met the conditions by selling $75.0 million of Convertible Notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on the Company’s expected future operating results. An amendment on September 29, 2006 required the Company to file with the SEC its 2006 Annual Report on Form 10-K by June 30, 2007.

The Company deferred bank fees of approximately $1.8 million associated with these Revolving Credit Facility amendments in 2006, which will be amortized over the life of the instrument. The unamortized balance of deferred bank fees related to the original Term Loan and previous amendments and fees incurred related to the August 15, 2006 amendment totaling $9.5 million were expensed in 2006 as the Term Loan was considered extinguished for accounting purposes as a result of the August 15, 2006 amendment.

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

See Note 19 “Subsequent Events” for discussion of an amendment of the Credit Facility with an effective date of June 25, 2007.

Term Loan

On December 23, 2004, in connection with the acquisition of Executive Relocation Corporation (“ERC”), the Company amended its Term Loan from $415.0 million to $490.0 million. On December 9, 2005, the Company made a mandatory payment of $62.3 million with proceeds from the sale of its Australian and New Zealand operations of Pickfords Records Management. On December 30, 2005, the Company made a mandatory payment of $25.0 million with proceeds from the sale of its U.S. Insurance Business. The Company wrote-off $1.7 million of unamortized debt issuance costs as a result of these mandatory payments in 2005.

On March 31, 2006, the Company made a mandatory payment of $49.5 million on the Term Loan with proceeds from the sale of its Business Services Division in the United Kingdom and Ireland. The Company wrote-off $1.0 million of unamortized debt issuance costs as a result of the payment. On September 29, 2006, the Company made a mandatory payment of $30.0 million on the Term Loan with proceeds from the sale of $75.0 million of Convertible Notes. On October 26, 2006, the Company made a mandatory payment of $2.2 million with proceeds from the second settlement of the U.S. Insurance Business sale. On December 19, 2006, the Company made a mandatory payment of $1.0 million on the Term Loan with proceeds from the sale of various properties in the United Kingdom.

The Company had $320.0 million and $402.7 million outstanding on the Term Loan at December 31, 2006 and 2005, respectively. Principal and interest payments are to be paid quarterly through maturity on December 1, 2010. Interest is payable at ABR plus 525.0 basis points or LIBOR plus 625.0 basis points at December 31, 2006. The loan was accruing interest at LIBOR plus 625.0 basis points (effective rate of

11.60%) at December 31, 2006 and LIBOR plus 400.0 basis points (effective rate of 8.36%) at December 31, 2005.

Revolving Credit Facility

Under the Revolving Credit Facility, as amended and restated, the Company may borrow up to $175.0 million, which includes a $20.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, until its scheduled maturity on December 1, 2009. In January 2004, the Company’s subsidiary, SIRVA UK Limited (formerly Pickfords Limited), became an eligible borrower under the facility. SIRVA UK Limited borrowings are denominated in British pounds. Borrowings under the Revolving Credit Facility were $29.0 million and $20.6 million at December 31, 2006 and 2005, respectively. A commitment fee of 50.0 basis points is charged on the unused portion of the Revolving Credit Facility and is payable quarterly. The Company had outstanding letters of credit of $18.6 million and $20.0 million at December 31, 2006 and 2005, respectively, primarily in conjunction with its insurance agreements and leased facilities. The Company had available credit of $127.4 million and $134.4 million at December 31, 2006 and 2005, respectively.

Interest is payable at LIBOR, plus a margin of 625.0 basis points (effective rates of 11.60% and 8.37% for U.S. denominated borrowings and 11.53% and 8.65% for U.K. denominated borrowings at December 31, 2006 and 2005, respectively), ABR rates (equivalent to U.S. prime) plus a margin of 525.0 basis points for U.S. denominated borrowings (effective rates of 13.50% and 10.25% at December 31, 2006 and 2005, respectively), or LIBOR plus 775.0 basis points for U.K. denominated swing-line borrowings (effective rates of 13.03% and 10.40% at December 31, 2006 and 2005, respectively). The weighted-average interest rate was 10.47% and 6.67% for the years ended December 31, 2006 and 2005, respectively. The rate selected is determined by the facility or sub-facility from which the borrowings are drawn, maturity date of the loan, and required notice of the borrowing. ABR interest is payable at the end of each quarter, and LIBOR interest is payable in arrears on the last day of the loan period for loans outstanding less than three months and at the end of each quarter for loans greater than three months outstanding. Principal is repaid as funds are available.

Convertible Notes

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its Convertible Notes, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 (“Purchase Agreement”), among the Company, ValueAct Capital Master Fund, L.P. (“ValueAct Capital”) and MLF Offshore Portfolio Company, L.P. (“MLF” and, together with ValueAct Capital, “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company also sold to ValueAct Capital one share of its series A preferred stock. Both Purchasers were and are current stockholders of the Company. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, beginning on December 1, 2006. The Convertible Notes will automatically convert into 75,000 shares of the Company’s Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share.

See Note 19 “Subsequent Events” for discussion of an amendment of the Convertible Notes with an effective date of June 27, 2007.

Other

Future maturities of capital lease obligations and long-term debt at December 31, 2006 are as follows:

	Capital Leases	Long-term Debt
	(In millions)
2007	$4.7	$0.9
2008	5.6	3.4
2009	0.7	32.3
2010	0.3	312.7
2011	—	75.0
Total minimum lease payments and debt, respectively	11.3	424.3
Less interest	0.7
Present value of net minimum lease payments	10.6
Less current portion	4.3	0.9
Long-term portion of capital lease obligations and debt	$6.3	$423.4

Assets under capital leases consisted of the following:

	December 31,
	2006	2005
	(In millions)
Transportation equipment	$23.9	$23.9
Buildings and improvements	5.7	6.8
Office equipment	0.6	0.6
	30.2	31.3
Less accumulated depreciation	19.1	15.3
	$11.1	$16.0

The fair value of the Company’s long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

Note 7. Income Taxes

Income Tax (Benefit) Expense

The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

The components of (loss) income from continuing operations before income taxes are:

	Years ended December 31,
	2006	2005	2004
	(In millions)
U.S. operations	$(54.9)	$(60.0)	$31.4
Foreign operations	(5.7)	(106.4)	(10.4)
	$(60.6)	$(166.4)	$21.0

Income tax (benefit) expense related to continuing operations includes:

	Years ended December 31,
	2006	2005	2004
	(In millions)
Current:
Federal	$—	$0.7	$(2.6)
Foreign	(2.7)	1.9	(0.4)
State	1.2	0.5	—
Total current taxes	(1.5)	3.1	(3.0)
Deferred:
Federal	3.6	89.5	6.1
Foreign	(4.7)	(2.6)	(2.6)
State	0.6	14.3	(0.3)
Total deferred taxes	(0.5)	101.2	3.2
Income tax (benefit) expense	$(2.0)	$104.3	$0.2

Reconciliation of Statutory Rate to Effective Rate

Total income tax (benefit) expense related to continuing operations as reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate of 35% as follows:

	Years ended December 31,
	2006	2005	2004
	(In millions)
Federal income tax at statutory rate	$(21.2)	$(56.8)	$9.5
Increase (reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	(2.2)	(2.9)	(0.2)
Foreign income tax rate differential	(5.4)	13.2	(3.6)
Change in deferred tax valuation allowance	26.6	151.4	3.3
Goodwill impairment	—	—	(7.1)
Adjustments to tax contingencies	—	—	(1.4)
Other, net	0.2	(0.6)	(0.3)
Income tax (benefit) expense	$(2.0)	$104.3	$0.2

Deferred Tax Assets and Liabilities

Deferred taxes related to the following:

	December 31,
	2006	2005
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$125.4	$84.4
Pension obligation	19.8	27.5
Reserves	33.1	21.2
Property and equipment	9.6	13.5
Intangibles	14.2	12.8
Employee benefits	11.1	10.4
Postretirement benefits other than pensions	9.5	9.8
Unrealized gains and other	0.2	4.7
Total gross deferred tax assets	222.9	184.3
Less valuation allowance	(213.1)	(178.7)
Net deferred tax asset	9.8	5.6
Deferred tax liabilities:
Intangibles	75.0	69.3
Foreign earnings	1.8	1.8
Total gross deferred tax liabilities	76.8	71.1
Net deferred tax liabilities	(67.0)	(65.5)
Less net current deferred tax assets (liabilities)	1.3	(0.3)
Net long-term deferred tax liabilities	$(68.3)	$(65.2)

The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets:  future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. However, after considering the Company’s cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, the Company concluded in 2005 that it no longer could expect sufficient future taxable income, and it was more likely than not that deferred tax assets would not be realizable before expiration. As a result of the assessment in 2005, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets was recorded in 2005. As a result of the assessment in 2006, a full valuation allowance for the U.S. and certain foreign subsidiaries’ net deferred tax assets continues to be recorded at December 31, 2006. The Company expects to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. The net change in the deferred tax valuation allowance in 2006 was an increase of $34.4 million. The Company concluded that a valuation allowance was not required on the $8.0 million and $3.8 million of foreign net deferred tax assets at December 31, 2006 and 2005, respectively.

Gross net operating losses expire as follows: $2.6 million in 2007 thru 2020, $19.2 million in 2021, $3.0 million in 2022, $29.2 million in 2023, $86.5 million in 2025, $73.4 million in 2026 and $89.7 million do not expire.

Deferred U.S. federal income taxes and non-U.S. withholding taxes of $1.8 million have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $89.0 million and $28.5 million of undistributed earnings of its foreign subsidiaries as of December 31, 2006 and 2005, respectively, because such earnings are intended to be reinvested indefinitely.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company’s income tax expense and deferred tax liability. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In 2005, the Company repatriated $93.7 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operations was more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and was included in continuing operations in 2005. The net tax expense of $4.2 million associated with the repatriated funds from discontinued operations was included in the tax on discontinued operations in 2005.

Taxing Authority Reviews

Consolidated federal income tax returns of the Company have been examined and the exams have been closed for years up to and including year 2000.

On August 24, 2005, the Company received a letter from HM Revenue and Customs of the United Kingdom (“Inland Revenue”) assessing SIRVA UK Ltd. (formerly Pickfords Ltd.) income tax in the amount of $52.9 million (£27.0 million), plus interest, relating to the accounting period June 26, 1999 to September 30, 1999. The Inland Revenue letter stated that the assessment was made to “protect the interests of HM Revenue & Customs due to the imminent expiry of the six-year period for the making of tax assessments.”  The assessment relates to the imputed gain on the transfer of the Pickfords Ltd. business at or near the time it was acquired by the Company in 1999. The assessment has been appealed and is currently being considered by the Inland Revenue Solicitor’s office.

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

In lieu of the tax liability calculated by the Inland Revenue, the Company has recorded an indemnification receivable from Exel of approximately $47.9 million (£24.5 million) as of December 31, 2006. The indemnification receivable is based on a calculation prepared by Exel and consists of $32.1 million (£16.4 million) of tax liability and related accrued interest receivable of $15.8 million (£8.1million).

The difference between the Inland Revenue assessment and the recorded accrued tax liability and indemnification receivable relates to Exel’s calculation of its tax basis in the Pickfords Ltd. business at the time of transfer. The Inland Revenue department has not factored this amount into its calculation.

If the ultimate determination of tax liability is more than the accrued tax liability and indemnification receivable, the Agreement provides that the Company will receive the amount necessary to satisfy the ultimate tax liability, regardless of amount. The accrued tax liability is recorded in accrued income taxes, and the indemnification receivable is recorded in account and notes receivable in the Consolidated Balance Sheets.

Note 8. Operating Leases

The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company’s rental expense under these operating leases was $45.6 million, $55.9 million and $67.8 million for the years ended December 31,

2006, 2005 and 2004, respectively. Operating lease expense related to discontinued operations was $6.4 million, $23.0 million and $25.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of the lease agreements associated with discontinued operations were retained by the Company with the cash payments reflected in the table below.

The Company subleases certain of its leased vehicles and facilities to third parties. Sublease income was $10.8 million, $12.7 million and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006 and 2005, the Company sold and leased back certain properties in the United Kingdom resulting in proceeds of $12.8 million and $13.4 million, respectively. The Company recognized gains of $6.2 million on these sale-leasebacks in 2006. No gains were recognized in 2005. The Company had deferred gains relating to sale-leasebacks of $10.0 million and $9.1 million at December 31, 2006 and 2005, respectively. Amortization of the deferred gains was $1.3 million and $0.1 million on these sale-leasebacks in 2006 and 2005, respectively. The weighted average amortization period for the deferred gains is approximately 8.5 years.

Future minimum payments to be made under operating leases and received from sublease arrangements at December 31, 2006 are as follows:

	Operating	Sublease Income
	(In millions)
2007	$33.5	$6.9
2008	31.0	6.8
2009	25.4	4.4
2010	19.3	1.1
2011	14.3	0.6
Thereafter	44.7	1.3
Total	$168.2	$21.1

Note 9. Financial Instruments

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

In 2003, the Company restructured the senior credit facility in a manner that constituted a termination event. At that time, the Company recorded interest expense of $1.3 million and an unrealized loss on the swap agreements. In 2006, 2005 and 2004, the Company recorded interest income of $0.2 million, $0.4 million and $0.7 million to fully realize the unrealized loss.

Gains or losses on the interest rate swaps, which are classified as a cash flow hedge, are included in accumulated other comprehensive loss and are reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2006, 2005 and 2004, $(1.4) million, $(0.4) million, and $2.5 million, respectively, were reclassified as interest (income) expense. The Company estimates that no derivative gains included in accumulated other comprehensive loss at December 31, 2006 will be reclassified into earnings during the next 12 months. The following is a recap of the interest rate swap outstanding at December 31, 2006:

Agreement 1
Notional amount	$60.0 million
Fixed rate paid	3.10%
Variable rate received	1-month LIBOR
Expiration date	January 2007

In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company’s interest rate lock commitments (“IRLCs”) in the committed mortgage pipeline or mortgage loan inventory, the Company enters into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors through mandatory forward sales of mortgage-backed securities (“MBS”) and by purchasing call options on U.S. Treasury futures and Federal National Mortgage Association (“FNMA”) MBS. At December 31, 2006 and 2005, the Company had forward contracts to sell MBS that amounted to $91.0 million and $103.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2006 and 2005, the Company owned call options on U.S. Treasury futures and FNMA MBS that amounted to $30.0 million and $22.0 million, respectively, for the purpose of economically hedging the committed pipeline of adjustable rate mortgages, loans that contain a float down option of the interest rate, and overall fallout risk of all the IRLC’s in the loan pipeline. The forward sales of MBS, purchase of U.S. Treasury and FNMA MBS call options, and IRLCs issued on residential mortgage loans in the Company’s pipeline intended to be held for sale are considered free-standing derivative instruments. Changes in fair value are recorded in current period earnings and were insignificant in 2006 and 2005. For IRLCs and mortgage loans in inventory, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the U.S. Treasury futures and FNMA MBS call options, the fair value is measured utilizing the Black-Scholes pricing model or by reference to market prices.

The Company manages the risk of closed but unsold mortgages by hedging the interest rates until such time as the mortgages are sold. At December 31, 2006 and 2005, the Company had $86.9 million and $84.7 million, respectively, of closed mortgage loans held in inventory. At December 31, 2006 and 2005, $28.7 million and $31.8 million, respectively, were unsold conforming loans that were economically hedged by forward sales of MBS. In addition, at December 31, 2006 and 2005, the Company had short-term IRLCs of $93.6 million and $107.4 million, respectively. At December 31, 2006 and 2005, $61.4 million and $72.0 million, respectively, were economically hedged by forward sales of MBS.

Foreign Exchange Instruments

From time-to-time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the Australian dollar, British pound sterling, and euro. The contract amount of foreign currency forwards was $36.1 million and $27.3 million at December 31, 2006 and 2005, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $0.5 million, $1.2 million and $0.1 million of losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2006, 2005 and 2004, respectively, as a component of general and administrative expense in the Consolidated Statements of Operations.

Relocation Receivable Securitization

In June 2004, the Company implemented a program to sell certain receivables generated by SIRVA Relocation LLC (“SIRVA Relocation”), a relocation services subsidiary, to independent third-party financial institutions. The receivables are primarily home equity advances and other payments made on behalf of transferees and corporate clients. The equity advances are evidenced by promissory notes executed by the transferees and supported by the underlying value of the transferees’ properties and contract arrangements with corporate clients. The equity advances generally are due within 180 to 270 days or upon the earlier sale of the underlying property.

The sales are governed by a Receivables Sale Agreement, which was amended on December 23, 2004 in connection with the acquisition of ERC to include home equity advances and other related trade receivables generated by ERC, increase the amount of the facility from $55.0 million to $200.0 million, add an additional purchaser, and extend the maturity of the facility to three years. The Receivables Sale Agreement was further amended with effective dates of March 31, May 31, July 1, September 30, November 14 and December 13, 2005, and March 27, August 15, August 16 and October 12, 2006. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers and, in August 2006, increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. The Company incurred fees related to these amendments of $1.1 million, $1.0 million and $1.9 million in 2006, 2005 and 2004.

SIRVA Relocation and ERC sell receivable portfolios to a consolidated wholly-owned bankruptcy remote special purpose vehicle, SIRVA Relocation Credit, LLC (“SRC”). The receivables securitization program is accounted for as a sale of financial assets. At each sale transaction, SRC transfers its ownership in all of its receivables on a non-recourse basis to the third-party financial institutions in exchange for a cash advance and a retained interest, which is discussed further below. The interests in the eligible receivables sold under these arrangements are excluded from the Consolidated Balance Sheets. The loss on transfer to the independent third-party financial institution was $4.5 million, $1.5 million $0.2 million in 2006, 2005 and 2004, respectively.

As of December 31, 2006, 74% of the $243.1 million facility has been utilized. The table below summarizes certain cash flows received from and paid to the special purpose subsidiary.

	Years ended December 31,
	2006	2005	2004
	(In millions)
Balance from securitizations on January 1	$124.9	$105.3	$—
Proceeds from new securitizations	1,269.7	1,110.0	258.7
Net collections paid to purchasers	(1,215.1)	(1,090.4)	(153.4)
Balance from securitizations on December 31	$179.5	$124.9	$105.3

Ineligible receivables and the difference between receivables sold and cash advance primarily represent the Company’s retained interest in the receivables sold by the Company. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The key assumptions used to estimate fair value include the discount rate (approximately 11%), the expected weighted-average life of the underlying receivable (approximately two months), and anticipated credit losses (which have been immaterial based on historical experience). At December 31, 2006 and 2005, the retained interest in the transferred receivables, carried at amounts that approximate fair value, totaled $49.0 million and $40.2 million, respectively. An immediate 20% increase in the discount rate would reduce the fair value of the retained interest at December 31, 2006 by an immaterial amount.

Under the terms of the Receivables Sale Agreement, SIRVA Relocation and ERC are responsible for servicing the receivables during their life, including administration and collection of the receivables, on behalf of the financial institutions. Fees are paid to SIRVA Relocation by SRC at the rate of 0.6% of the transferred receivables. The fees are considered adequate compensation for the services involved as they approximate the costs of providing the services. Accordingly, no servicing asset or liability is recorded.

The Receivables Sale Agreement does not contain any financial covenants, but does contain cross-default provisions to the Company’s credit facilities and requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations.

Note 10. Pension Plans, Postretirement and Other Benefits

Defined Benefit Plans

The Company has several defined benefit pension plans covering certain of its domestic employees and certain employees in other countries. The domestic defined benefit pension plans were amended effective April 1, 2002, for the purpose of combining the plans into one benefit plan covering all domestic employees. This single pension plan was then frozen effective December 31, 2002. Pension benefits earned were generally based on years of service and compensation during active employment; however, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities, fixed income securities and pooled separate accounts. The funding of pension plans is determined in accordance with statutory funding requirements.

The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan that are unfunded, nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan, because of the benefit limitations imposed by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). These plans ensure that an executive receives the total pension benefit to which he or she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the pension benefits table below. For the years ended December 31, 2006, 2005 and 2004, the expense associated with the Executive Retirement and Savings Plan was $0.2 million, $0.5 million and $0.4 million, respectively.

In addition, the Overlap Benefit Plan, an unfunded, nonqualified retirement plan, provides retirement benefits for various domestic employees forfeited by the highly compensated employees under the Qualified Plan, because of the changes to the retirement plan formula that were effective April 18, 1989.

The Company also has unfunded defined benefit pension plans for certain employees in Norway and Sweden. Information regarding these plans, as well as the U.S. qualified pension plan, the Excess Benefit Plan and the Overlap Benefit Plan are combined in the tables below (“Primarily Domestic”).

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

Information on the Primarily Domestic and U.K. defined benefit plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2006 and 2005, based on actuarial valuations measured as of December 31, are as follows:

	Primarily Domestic		United Kingdom
	2006	2005	2006	2005
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$124.5	$124.4	$125.1	$106.2
Service cost	—	—	3.2	3.1
Interest cost	6.8	7.0	4.9	4.0
Plan participants’ contributions	—	—	1.8	1.9
Actuarial (gain) loss	(2.3)	(0.3)	5.5	23.9
Settlements	—	(0.2)	—	—
Benefits paid	(4.6)	(6.3)	(3.9)	(2.4)
Foreign currency exchange rate changes	0.1	(0.1)	17.8	(11.6)
Ending balance	$124.5	$124.5	$154.4	$125.1
Change in plan assets at fair value:
Beginning balance	$78.3	$80.6	$100.4	$91.2
Actual return on plan assets	10.7	4.0	11.4	16.8
Company contribution	15.0	0.1	11.8	2.8
Plan participants’ contributions	—	—	1.8	1.9
Benefits paid	(4.6)	(6.3)	(3.9)	(2.4)
Settlements	(0.1)	(0.1)	—	—
Foreign currency exchange rate changes	—	—	14.6	(9.9)
Ending balance	$99.3	$78.3	$136.1	$100.4

Reconciliation of funded status:
Projected benefits obligation	$(124.5)	$(124.5)	$(154.4)	$(125.1)
Plan assets at fair value	99.3	78.3	136.1	100.4
Funded status	(25.2)	(46.2)	(18.3)	(24.7)
Unrecognized net actuarial loss	—	45.9	—	27.9
Minimum pension liability	—	(45.9)	—	(22.8)
Accrued benefit liability	$(25.2)	$(46.2)	$(18.3)	$(19.6)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$0.1	$14.9	$—	$11.7
Other long-term liabilities	25.1	31.3	18.3	7.9
	$25.2	$46.2	$18.3	$19.6
Weighted average assumptions used for measurements of the projected benefit obligation:
Discount rate	5.75%	5.50%	5.00%	4.75%
Salary growth rate	N/A *	N/A *	4.00%	3.80%

*                    Not applicable

	Primarily Domestic			United Kingdom
	2006	2005	2004	2006	2005	2004
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$3.2	$3.1	$3.5
Interest cost	6.8	7.0	7.1	4.9	4.0	3.4
Expected return on plan assets	(7.3)	(7.0)	(6.8)	(6.2)	(4.7)	(4.5)
Amortization of actuarial loss	3.3	3.1	2.7	1.6	0.7	0.3
Net periodic benefit cost before settlement	2.8	3.1	3.0	3.5	3.1	2.7
Settlements	—	(0.2)	—	—	—	—
Net periodic benefit cost	$2.8	$2.9	$3.0	$3.5	$3.1	$2.7
Weighted average assumptions used to measure net periodic cost:
Discount rate	5.50%	5.75%	6.25%	4.75%	5.40%	5.60%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	7.25%	7.40%	7.75%
Salary growth rate	N/A *	N/A *	N/A *	3.80%	3.80%	4.40%

*                    Not applicable

	Estimated Future Benefit Payments
	Primarily Domestic	United Kingdom	Total
	(In millions)
2007	$5.0	$4.4	$9.4
2008	5.2	4.5	9.7
2009	5.5	4.6	10.1
2010	5.7	4.8	10.5
2011	6.1	4.9	11.0
Years 2012—2016	38.5	26.9	65.4

Included in accumulated other comprehensive loss as of December 31, 2006 is unrecognized net actuarial loss of $67.8 million, of which $37.0 million and $30.8 million related to the Primarily Domestic and U.K. defined benefit plans, respectively. The estimated net actuarial loss for the Primarily Domestic and U.K. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 will be $2.4 million and $1.6 million, respectively.

At December 31, 2006 and 2005, the Primarily Domestic accumulated benefit obligation was $124.2 million and $124.5 million, respectively. At December 31, 2006 and 2005, the U.K. accumulated benefit obligation was $147.6 million and $119.5 million, respectively.

A minimum pension liability is defined as the difference between the accumulated benefit obligation and the underlying pension plan assets and the accrued pension liability. Before the application of SFAS No. 158 as of December 31, 2006, in 2005 and 2004, the minimum pension liability recorded is reflected in the reconciliation of funded status above. There was no income statement impact in 2006, 2005 or 2004. The offset to the minimum liability was other comprehensive (loss) income, net of deferred taxes, in stockholders’ equity.

The discount rates for determining pension obligations are based on each plan’s projected cash flow utilizing the Citigroup Pension Liability Index for the U.S. plan and a corporate spot rate for the U.K. plan. Because the domestic plan was curtailed in 2002 and participants are no longer accruing service benefits, there will be no future compensation increases.

The expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. In 2006, the Company maintained the expected return on plan assets for its domestic plan at 9.00%, while reducing its U.K. expected return to 7.25%. In developing its expected domestic long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company’s pension asset class 10-year weighted-average returns for each of the last 10 years. The average annual 10-year return is 11.01%. The Company anticipates that its investment managers will generate long-term returns of at least 9.00% during fiscal year 2007. In developing its expected U.K. long-term rate of return assumption, the Company evaluated input from its actuary, including its review of the Company’s asset allocation strategy whose benchmark indices returned 7.9% over the last ten years. The Company anticipates that its investment managers will generate long-term returns of at least 6.80% during fiscal year 2007.

The actual pension plan asset allocations at December 31, 2006 and 2005 and targeted allocation for the year ended December 31, 2007 were as follows:

	Primarily Domestic			United Kingdom
	Percentage of Fair Value Plan Assets			Percentage of Fair Value Plan Assets
	2007 Target	2006	2005	2007 Target	2006	2005
Equity securities	60% - 70%	67%	63%	50% - 60%	53%	65%
Debt securities	25% - 35%	28%	30%	30% - 40%	39%	33%
Real Estate	0% - 10%	5%	6%	—%	—%	—%
Other	—%	—%	1%	0% - 10%	8%	2%

The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the Primarily Domestic and U.K. plan assets is broadly characterized as a targeted 65%/35% allocation between equity and debt securities. For the U.K. plan, the targeted allocations were revised to a targeted 60%/40% allocation between equity and debt securities for 2006 compared to 65%/35% for 2005. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed investment grade debt securities. The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company’s contributions and monthly benefit payments are made.

The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), for its domestic plans and the Pensions Act of 1995 for its U.K. plan. For its domestic plans, the Company expects to make contributions of $7.6 million in 2007, as determined by minimum required contribution calculations; however, discretionary contributions could be made pending future funding considerations and asset performance significantly above or below the assumed long-term rate of return on pension assets. For its U.K. plan, the Company expects to contribute $11.0 million during fiscal 2007.

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

For the year ended December 31, 2005, the Company recognized a curtailment gain of $0.1 million primarily related to workforce reductions as a result of the sales of the Fleet Service, Blanketwrap and Flatbed businesses. For the year ended December 31, 2004, a curtailment loss of $0.4 million was recognized in conjunction with the workforce reductions that occurred upon completion of the Disposal Plan discussed in Note 17 “Discontinued Operations”. The curtailment gain/loss was recorded in loss from discontinued operations.

Information on the accumulated postretirement benefit obligation and amounts recognized in the Consolidated Balance Sheets at December 31, 2006 and 2005, based on an actuarial valuation measured as of December 31, are as follows:

	2006	2005
	(In millions)
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of period	$19.4	$18.9
Service cost	—	0.1
Interest cost	0.9	1.0
Plan participants’ contributions	0.2	0.1
Actuarial loss	0.1	1.6
Curtailment	—	(0.2)
Benefits paid	(1.8)	(2.1)
Ending balance	$18.8	$19.4

Change in plan assets at fair value:
Beginning balance	$—	$—
Company contribution	1.6	2.0
Plan participants’ contributions	0.2	0.1
Benefits paid	(1.8)	(2.1)
Ending balance	$—	$—
Reconciliation of funded status:
Accumulated postretirement benefit obligation	$(18.8)	$(19.4)
Unrecognized prior service cost	—	(0.2)
Unrecognized net actuarial loss	—	5.5
Accrued benefit liability	$(18.8)	$(14.1)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$1.6	$2.1
Other long-term liabilities	17.2	12.0
	$18.8	$14.1
Weighted average assumptions used for measurement of postretirement benefit obligations:
Discount rate	5.75%	5.50%
Health care cost trend rate assumed for next year	10.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
First year of ultimate health care cost trend rate	2012	2011

	2006	2005	2004
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$0.1	$0.1
Interest cost	0.9	1.0	1.0
Amortization of prior service cost	(0.2)	(0.4)	(0.5)
Amortization of actuarial loss	0.2	0.1	0.3
Net periodic benefit cost before curtailment	0.9	0.8	0.9
Curtailment (gain) loss	—	(0.1)	0.4
Net periodic benefit cost after curtailment	$0.9	$0.7	$1.3
Weighted average assumptions used to measure net periodic cost:
Discount rate	5.50%	5.50%	6.00%

Included in accumulated other comprehensive loss as of December 31, 2006 is unrecognized net actuarial loss of $5.5 million related to the defined benefit postretirement plan. The estimated net actuarial loss for the defined benefit postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 is $0.3 million.

The discount rate for determining the postretirement benefit obligation is based on the plan’s projected cash flow utilizing the Citigroup Pension Liability Index.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plan. A 100 basis point change in the assumed health care cost trend rate would have the following effects:

	100 Basis Point
	Increase	Decrease
	(In millions)
Increase (decrease) in service and interest cost components	$0.1	$(0.1)
Increase (decrease) in accumulated postretirement benefit obligation	$1.9	$(1.6)

	Estimated Future Benefit Payments
	With Medicare Subsidy Amount	Medicare Subsidy Amount	Without Medicare Subsidy Amount
	(In millions)
2007	$1.6	$0.1	$1.7
2008	1.6	0.2	1.8
2009	1.7	0.2	1.9
2010	1.8	0.2	2.0
2011	1.8	0.2	2.0
Years 2012—2016	6.8	1.1	7.9

Defined Contribution Plans

Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the North American Van Lines (“NAVL”) Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code and is subject to the provisions of ERISA. Full-time employees may enroll 30 consecutive days after starting employment. Regular part-time employees may enroll on the first of the month after one year of eligible service. The Company makes a matching contribution equal to 50% of the participant’s contribution, up to 6% of a participant’s compensation. The Company recognized expense of $3.0 million, $2.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11. Stockholders’ Equity and Stock Option Plans

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

Series A Preferred Stock

Pursuant to the terms of the Purchase Agreement, the Company issued to ValueAct Capital one share of its Series A Preferred Stock on September 29, 2006. The Series A Preferred Stock ranks senior to the common stock with respect to the distribution of assets upon the liquidation, winding-up or dissolution of the Company, and holders would receive, after any distribution on the Company’s indebtedness or stock that ranks senior to the Series A Preferred Stock, an amount equal to $1.00. The Series A Preferred Stock is not convertible into shares of common stock nor entitled to the payment of dividends.

Pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock, as long as the holder holds at least $6,000,000 in principal amount of the Convertible Notes or 6,000 shares of Convertible Preferred Stock, it may elect, remove or replace two directors (“Designated Directors”) to the Board. The Designated Directors are a separate single class of directors and their terms are not divided into classes or staggered. If at any time the holder ceases to hold (1) at least $6,000,000 but continues to hold at least $3,000,000 principal amount of Convertible Notes or (2) at least 6,000 but continues to hold 3,000 shares of Convertible Preferred Stock, the number of Designated Directors will be permanently reduced to one, the terms of both Designated Directors will immediately terminate and the holder may elect, remove or replace one Designated Director. Finally, if at any time the holder ceases to hold at least $3,000,000 principal amount of Convertible Notes or 3,000 shares of Convertible Preferred Stock (“Trigger Time”), the number of Designated Directors will be permanently reduced to zero, the terms of any Designated Directors will immediately terminate, and the holder will not be entitled to elect any Designated Directors. A holder is not deemed to cease to hold Convertible Notes solely by reason of conversion into Convertible Preferred Stock or to cease to hold Convertible Preferred Stock prior to the issuance thereof. On and after the Trigger Time, the Company may redeem the Series A Preferred Stock for $1.00. Other than the right to elect directors as described above, the Series A Preferred Stock has no voting rights except in limited circumstances.

Stock Option Plans

For the years ended December 31, 2006, 2005 and 2004, the Company recognized a total of $3.8 million, $1.5 million and $3.8 million, respectively, of non-cash stock compensation expense. For the year ended December 31, 2006, there were no related tax benefits, due to the establishment of a valuation allowance on the U.S. net deferred tax assets during the period. For the years ended December 31, 2005 and 2004, the related tax benefit was $0.3 million and $2.6 million, respectively. In 2004, $1.3 million of the related tax benefit was recorded as a component of income tax benefit, and $1.3 million was recorded in additional paid-in-capital.

Prior to the Offering, the Company maintained a stock option plan (“Option Plan”) for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan is SIRVA’s Board of Directors. Under the Option Plan, service options and, in certain cases, performance options were granted with each share of stock sold to the officers and other key employees. Service options vest in equal annual installments on each of the first five anniversaries of the grant date. Performance options vest dependent on achievement of cumulative earnings targets, or if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. On January 1, 2001, the Company discontinued the granting of performance options.

Subsequent to the Offering, the Company maintains the SIRVA, Inc. Omnibus Stock Incentive Plan (“Omnibus Plan”) for any officer or employee of the Company or any of the Company’s subsidiaries, including any prospective employee, any non-employee member of the Company’s Board of Directors, and any of the Company’s consultants or advisors. The Omnibus Plan provides for the offer of up to 7,600,000 shares of the Company’s common stock. The shares of common stock to be delivered under the Omnibus

Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code of 1986), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Under the terms of all options granted under the Omnibus Plan, service options will vest in equal annual installments on each of the first four anniversaries of the grant date. All service options expire after 7 years from the grant date. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $1.7 million, zero and $1.3 million, respectively, of non-cash stock compensation expense related to stock options.

There were no stock option grants in 2006. The weighted-average fair values at date of grant for options granted during 2005 and 2004 were $4.01 and $9.48, respectively. All fair values were estimated using the Black-Scholes option valuation model with the following assumptions: risk-free interest rates of 3.29% for 2005 and 3.30% to 3.90% for 2004; expected volatility of 42.10% for 2005 and 37.43% to 41.71% for 2004; expected term of six years; and an expected dividend yield of zero. The expected term of the award was based on external data due to the lack of sufficient historical information. The expected volatility of stock awards was primarily based upon on the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it was also averaged against the volatility rates of a peer group of companies.

The following table summarizes the activity under the stock option plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(Options and aggregate intrinsic value in thousands)
Outstanding at December 31, 2005	4,522.8
Cancelled	261.9
Outstanding at December 31, 2006	4,260.9	$8.76
Outstanding, net of expected forfeitures	4,224.9	$8.67	3.8	$—
Outstanding, exercisable (“vested”)	3,495.1	$8.25	3.6	$—

The total intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was zero, $1.3 million and $7.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $3.5 million, $7.5 million and $22.4 million, respectively. As of December 31, 2006, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. The amount of cash received from the options exercised for the years ended December 31, 2006, 2005 and 2004 was zero, $1.1 million and $2.1 million, respectively. There was no related tax benefit in 2006, 2005 and 2004.

Deferred stock units have been issued under the Omnibus Plan to non-employee members of the Board of Directors in lieu of cash compensation for services. At the end of each quarter, the amount of compensation cost that would have been paid to the director is divided by the fair market value of the Company’s common stock on that date to determine the number of shares that will be issued. The issuance of the shares is deferred until six months after the termination date of the director. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $0.7 million, $0.5 million and $0.4 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. As of December 31, 2006, 166,897 deferred stock units were outstanding.

On October 25, 2005, the Company instituted a suspension of all activity related to its stock option plans until the Company is current in filing its financial information. On a discretionary individual basis, employees terminated after October 25, 2005 have been granted a 30-day extension after the suspension is lifted to exercise their options. As a result of these modifications, the Company recognized additional compensation expense of $1.4 million for 27 employees in the year ended December 31, 2006 and $0.5 million for 9 employees in the year ended December 31, 2005. In addition, the Company recognized $0.5 million and $2.1 million of additional compensation expense for the years ended December 31, 2005 and 2004, respectively, due to the modification of option grants for 1 and 2 employees who terminated in 2005 and 2004, respectively.

Note 12. Commitments and Contingencies

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s former independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified damages.

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

In June 2007, the Company entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by the Company or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, the Company recorded a charge of $5.6 million in the first quarter of 2006, reflecting its best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

SEC Investigation

In February 2005, the Company received notice of an informal inquiry from the SEC related to the Company’s January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. On May 1, 2007, the Company received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against the Company, alleging that the Company violated various provisions under Sections 12 and 13 of the Securities Exchange Act of 1934. The “Wells” notice offers the Company the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. The Company continues to cooperate with the investigation.

The Company believes that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on the Company’s overall operations, financial condition or liquidity, although there can be no assurance that it will not.

Governmental Investigations—European Union

Some of the Company’s moving services operations in continental Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

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

The Company is cooperating with the investigations. For the years ended December 31, 2006, 2005 and 2004, the Company recorded legal fees and expenses of $1.1 million, $1.1 million and $1.0 million, respectively, in relation to this matter and has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association, Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against the Company’s subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, the Company entered into a settlement agreement with OOIDA pursuant to which it will settle this litigation for approximately $8.0 million. The settlement agreement is subject to final court approval, and there is no assurance that the settlement will receive court approval. Under the terms of its agency agreements with each of its agents, the Company believes it is indemnified by the agents for such potential liability. However, because the Company intends to share in the settlement costs, the Company has recorded a $2.7 million charge in the first quarter of 2006 related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which the Company considers appropriate in the circumstances.

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

Purchase commitments at December 31, 2006 are as follows:

	Covansys	ACS	Other	Total
	(In millions)
2007	$5.9	$8.5	$1.1	$15.5
2008	5.9	8.5	0.5	14.9
2009	5.9	8.5	—	14.4
2010	5.9	8.5	—	14.4
2011	5.9	8.4	—	14.3
Thereafter	3.4	4.9	—	8.3
	$32.9	$47.3	$1.6	$81.8

Contingent Purchase Price Premium

The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets on the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium will be accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2006, the net receivable was $9.9 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

Note 13. Operating Segments

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

Global Relocation Services:   The Company offers a comprehensive suite of relocation solutions to thousands of corporate and government customers around the world. It offers a wide variety of employee relocation services including the sale of employees’ homes, movement of their household goods, purchase of their new homes, and provision of destination services. These relocation solutions are provided by a team of employees around the world and a network of agents and other service providers.

Moving Services North America:   The Company provides moving services through its proprietary branded network of 643 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. It acts as a network manager for its agents, providing, among other things, brand management, load optimization, billing, collection and claims handling.

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

As discussed in Note 17 “Discontinued Operations”, in 2006, the Business Services Division in the United Kingdom and Ireland—a component of the Moving Services Europe and Asia Pacific segment, was discontinued. In 2005, the operations of the U.S. Insurance Business and Fleet Service—components of the former Network Services segment, the Blanketwrap and Flatbed businesses—components of the Moving Services North America segment, and Records Management Australia and New Zealand—a component of the Moving Services Europe and Asia Pacific segment, were discontinued. In 2004, the operations of the former Transportation Solutions segment, the HVP Division—a component of the Moving Services North America segment, and Specialized Transportation in Europe (“STEU”)—a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the consolidated financial statements for all periods presented. General corporate overhead expenses, which were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the consolidated financial statements for all periods presented.

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	Total Continuing Operations
	(In millions)
2006
Revenues	$2,130.9	$1,323.4	$411.0	$—	$3,865.3
Operating income (loss) from continuing operations(1)	11.8	15.7	5.3	(32.3)	0.5
Depreciation and amortization	12.8	9.7	12.4	0.8	35.7
Total assets(2)	725.2	371.9	282.6	39.1	1,418.8
Capital expenditures	4.5	5.2	6.6	1.9	18.2
2005
Revenues	$1,830.5	$1,414.6	$400.9	$—	$3,646.0
Operating income (loss) from continuing operations(1)	18.9	17.5	(95.6)	(73.3)	(132.5)
Depreciation and amortization	14.0	10.5	15.5	1.7	41.7
Total assets(2)	597.6	396.1	314.3	38.4	1,346.4
Capital expenditures	2.9	5.7	10.9	3.4	22.9

2004
Revenues	$1,469.3	$1,312.8	$415.8	$—	$3,197.9
Operating income (loss) from continuing operations(1)	27.3	32.2	(8.6)	(10.7)	40.2
Depreciation and amortization	8.7	11.4	15.1	1.4	36.6
Capital expenditures	3.0	5.7	16.7	2.5	27.9

(1)          In 2006, operating income from continuing operations of the Moving Services North America segment includes a $2.7 million legal charge related to settlement of the outstanding OOIDA litigation. Moving Services Europe and Asia Pacific includes gains on the sales of various properties in the United Kingdom of $12.8 million. The Corporate segment includes a $5.6 million legal charge for the securities class action complaint and $2.3 million of incremental stock compensation expense related to the adoption of SFAS No. 123(R), Share-Based Payment.

In 2005, operating loss from continuing operations of the Moving Services Europe and Asia Pacific segment includes a $52.8 million impairment charge and $9.7 million in restructuring expenses. The Corporate segment includes $60.3 million related to the independent and internal reviews (see Note 14 “Independent and Internal Reviews”).

In 2004, operating loss from continuing operations of the Moving Services Europe and Asia Pacific segment includes $2.8 million in restructuring expenses.

(2)          Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment and other miscellaneous assets.

Revenues and long-lived asset information by geographic area at and for the years ended December 31 are:

	2006		2005		2004
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(In millions)
United States	$3,367.1	$413.0	$3,157.1	$421.6	$2,700.9
Non-U.S.	498.2	180.6	488.9	236.2	497.0
Total continuing operations	$3,865.3	$593.6	$3,646.0	$657.8	$3,197.9

Non-U.S. revenue is based on the country in which the sales originated, principally in the United Kingdom, continental Europe and Australia. Long-lived assets, of which $112.7 million and $169.8 million related to the United Kingdom for 2006 and 2005, respectively, are composed of net property and equipment, goodwill, and net intangible assets.

Note 14. Independent and Internal Reviews

In early January 2005, the Audit Committee of the Company’s Board of Directors formally initiated a comprehensive, independent review (“Review”) after the Company received a letter sent on behalf of its former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP (“Cleary Gottlieb”), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company’s management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. The reviews were completed in 2005. Third-party costs associated with the reviews, which are included in general and administrative expense in the Consolidated Statements of Operations, were $61.1 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

Note 15. Restructuring Expense

United Kingdom and Europe.   In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. The total cost of the restructuring plan in 2005 was $9.9 million. The Company recorded charges in 2005 of $9.2 million in severance benefits for 283 individuals who were identified as part of the workforce reduction and a $0.7 million charge for nine facilities exited as part of the restructuring. In 2006, the Company recognized charges of $0.5 million for other costs, which were partially offset by reductions in severance of $0.2 million.

United Kingdom—2004.   In connection with the 2004 disposal plan described in Note 17 “Discontinued Operations” and declining business volumes in the United Kingdom, in 2004 the Company restructured its functional support areas to rescale resources to meet the needs of the ongoing operations and business environment. Seventy-two employees were identified as part of a workforce reduction, primarily in the United Kingdom. In 2004, the Company recorded a charge of $1.5 million for the severance benefits it would pay these affected employees. In addition, a U.K. office facility supporting the Company’s European functional support team was exited as of September 30, 2004, prior to its lease termination date. As a result, the Company recorded a charge for the remaining lease payments of $0.9 million in 2004. As the severance and lease costs were not directly related to the discontinued businesses, the charges were recorded in ongoing operations as components of the restructuring expense. In connection with ongoing efforts to rationalize its European facilities infrastructure, the Company exited two U.K. branch locations prior to their lease termination dates. As a result, the Company recorded a charge for the remaining lease payments of $0.4 million as a component of 2004 restructuring expense.

Scanvan—2003.   In conjunction with the June 2003 acquisition of Scanvan, the Company initiated a restructuring plan which included terminating certain employees and exiting two facilities. In 2003, the Company recorded severance charges of $1.2 million for 41 employees, a facility lease accrual for $0.3 million, and various other charges of $0.4 million. These costs were considered liabilities assumed in the business combination. Therefore, they were included in Scanvan goodwill and not expensed in the Consolidated Statements of Operations. The related restructuring accrual balance at December 31, 2004 and 2003 was $0.3 million and $1.7 million, respectively.

Accrual Balance.   The restructuring accrual balance was $1.1 million and $6.6 million at December 31, 2006 and 2005, respectively. The following table provides details of the restructuring accrual activity for the years ended December 31, 2006, 2005 and 2004:

	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
	(In millions)
Balance at December 31, 2003	$1.0	$0.7	$0.4	$2.1
Restructuring charge	1.5	1.3	—	2.8
Payments	(1.2)	(0.8)	(0.2)	(2.2)
Other adjustments	0.1	—	(0.2)	(0.1)
Balance at December 31, 2004	1.4	1.2	—	2.6
Restructuring charge	9.2	0.7	—	9.9
Payments	(4.4)	(0.8)	—	(5.2)
Other adjustments	(0.2)	(0.5)	—	(0.7)
Balance at December 31, 2005	6.0	0.6	—	6.6
Restructuring charge	(0.2)	—	0.5	0.3
Payments	(5.4)	(0.2)	(0.5)	(6.1)
Other adjustments	0.3	—	—	0.3
Balance at December 31, 2006	$0.7	$0.4	$—	$1.1

At December 31, 2006 and 2005, these balances have been recorded in other current liabilities, with the exception of $0.2 million of facility lease accruals, which were classified as other long-term liabilities as of December 31, 2005.

Note 16. Acquisitions

On December 23, 2004, the Company purchased all of the outstanding shares of common stock of the U.S.-based employee relocation management and consulting firm, ERC, for $89.1 million (net of cash acquired) inclusive of legal and advisory fees. The Company believes that the acquisition of ERC significantly strengthens the Company’s position in the industry and will further enhance the Company’s ability to meet and exceed its customer expectations. ERC was acquired from Standard Federal Bank National Association, a subsidiary of LaSalle Bank Corporation (“LaSalle”). Affiliates of LaSalle are participants in the Company’s currently outstanding credit agreement for which JP Morgan Chase Bank acts as agent. Affiliates of LaSalle are also counterparties to the Company’s asset-backed securitization facility. ERC has been included within the Company’s Global Relocation Services segment since the date of acquisition. In 2006, 2005 and 2004, ERC contributed service revenue of $43.8 million, $36.1 million and $1.0 million, respectively, and operating income (loss) of $19.1 million, $7.7 million and $(0.2) million, respectively.

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

On March 10, 2004, the Company purchased Relocation Dynamics, Inc. (“RDI”), a U.S.-based specialty relocation services provider, for $1.8 million (net of cash acquired). The purchase was made with $2.0 million in cash, of which $1.5 million was paid at closing and $0.5 million was paid in April 2004. Contingent consideration of up to $3.0 million is payable subject to the achievement of certain revenue targets over each of the five years from 2004 to 2008. The contingent consideration will be treated as additional purchase price if the revenue targets are achieved, and the goodwill associated with the acquisition will be increased accordingly. Revenue targets were not achieved in 2006 and no contingent consideration was paid in 2007. Contingent consideration of $0.5 million for the 2005 and 2004 revenue targets was paid in April 2006 and March 2005, respectively. The New Jersey service location of RDI added another center on the east coast of the United States to enhance the Company’s existing service offerings. RDI has been included within the Company’s Global Relocation Services segment since the date of acquisition.

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

The acquisitions were accounted for as purchases and the results of operations of the acquired businesses are included in the consolidated financial statements since the date of acquisition. The Company has allocated the cost in each acquisition to the assets acquired and the liabilities assumed based upon estimated fair values. The table below summarizes the components of intangible assets created in the allocations of purchase price for the acquisitions completed by the Company during the year ended December 31, 2004, with a purchase price exceeding $1.0 million. Identified intangible asset valuations have been performed for these acquisitions and are final.

		Purchase	Allocation of Intangibles
	Date	Price(1)	Trade Name	Customer List	Non-Compete	Goodwill(2)
		(In millions)
ERC(3)	12/23/04	$100.0	$—	$28.2	$0.7	$75.1
DJK(3)	9/2/04	3.0	—	0.6	0.1	1.1
Rettenmayer Löhle(4)	8/2/04	1.2	—	—	—	1.1
Rettenmayer(4)	4/30/04	4.4	1.1	1.2	0.3	5.4
RDI	3/10/04	2.0	—	1.5	0.3	0.5

(1)          The purchase price is the contract price excluding acquisition costs and debt assumed.

(2)          Goodwill includes acquisition costs incurred.

(3)          The entire amounts of goodwill for ERC and DJK are expected to be deductible for tax purposes. None of the goodwill associated with the other acquisitions listed above are expected to be tax deductible.

(4)          Trade names, customer lists, non-compete agreements and goodwill associated with these acquisitions were impaired in 2005 and written-off.

The following unaudited proforma consolidated information presents the Company’s results of operations for the year ended December 31, 2004, as if the acquisition of ERC had taken place at the beginning of 2004:

2004
(In millions, except per share amounts)
Revenues	$3,226.5
Income from continuing operations	24.5
Net loss	(65.4)
Basic income per share—continuing operations	$0.34
Basic loss per share	(0.91)
Diluted income per share—continuing operations	0.33
Diluted loss per share	(0.88)

Note 17. Discontinued Operations

For businesses meeting the definition of discontinued operations in 2006, the effects of discontinued operations accounting has been retrospectively applied to the consolidated financial statements and footnotes of 2005 and 2004 as applicable.

On March 30, 2006, the Company sold its Business Services Division in the United Kingdom and Ireland, which included the assets of its Records Management and GB Nationwide Crate Hire businesses in the United Kingdom and the stock of Irish Security Archives Ltd., to Crown Worldwide Holdings Ltd. for net proceeds of $85.7 million, resulting in an after-tax gain of approximately $7.8 million. The net book value of the business included assets comprised primarily of goodwill and intangibles of $42.6 million, fixed assets of $14.9 million and other current assets of $6.4 million, offset by liabilities of $4.8 million. In addition, currency translation adjustments of $0.7 million previously recorded in accumulated other comprehensive loss were realized.

In the third quarter of 2005, the Company approved the sale of the following businesses, which were completed in the fourth quarter of 2005:

•       On December 8, 2005, the Company sold all of the outstanding stock of its Australian and New Zealand Pickfords Records Management business with an effective date of November 30, 2005 to Iron Mountain, Inc. for net proceeds of approximately $79.0 million, resulting in a pre-tax gain of approximately $56.4 million in 2005. The net book value of the business included assets comprised primarily of property and equipment of $11.7 million and goodwill of $11.8 million, offset primarily by other current liabilities.

•       On December 30, 2005, the Company sold all of the common stock of the U.S. Insurance Business to IAT Reinsurance Company Ltd. for $56.7 million, of which $4.2 million was recorded as a receivable. Net proceeds were $8.5 million after a transfer of $41.8 million of cash included in net assets sold and payment of fees of $2.2 million.

In 2004, an impairment charge of $66.4 million related to goodwill was recorded. See Note 4 “Goodwill and Intangible Assets” for more detail.

In the third quarter of 2005, the Company signed the definitive agreement to sell its U.S. Insurance Business. Based upon the terms of the definitive agreement, the Company recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets, as these assets were no longer deemed fully recoverable. In addition, based upon the execution of the definitive agreement, the Company did not have the ability to hold securities to maturity and recognized previously unrealized pre-tax losses on investments of $2.5 million in 2005.

In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management’s estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets in the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium will be accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2006, the net receivable was $9.9 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company retained the potential future benefit associated with net deferred tax assets for the U.S. Insurance Business.

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

In the first quarter of 2005, the Company approved the sale of the following businesses, which completed the Company’s exit from a majority of its commercial freight/logistics businesses:

•       The Fleet Service business assets were sold on March 30, 2005 to Hanning & Bean Enterprises for net proceeds of $3.3 million. The assets included land, building, equipment and inventory with a net book value of $3.6 million. The sale resulted in a pre-tax loss of $0.3 million in 2005. In 2004, the Company recorded an asset impairment of $0.6 million.

•       The Blanketwrap business assets were sold on May 13, 2005 to Gainey Transportation Services, Inc. for net proceeds of $0.9 million and a non-interest bearing note receivable with a face value of $1.7 million. The assets included tractors, trailers and other equipment with a net book value of $1.0 million and goodwill of  $0.4 million. The sale resulted in a pre-tax gain of $0.9 million in 2005.

•       The Flatbed business assets were sold on August 12, 2005 to Gainey Transportation Services, Inc. for net proceeds of $2.0 million. The assets included tractors, trailers and other equipment with no net book value and goodwill of $0.3 million. The sale resulted in a pre-tax gain of $1.7 million in 2005.

On September 9, 2004, the Company’s Board of Directors authorized, approved and committed the Company to a disposal plan involving its HVP businesses, as well as certain other logistics businesses, which included STEU and Transportation Solutions in North America (“TS”) (“the Disposal Plan”). These actions effectively exited the Company from its asset-intensive logistics businesses globally. In connection with the Disposal Plan, the Company:

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

•       Completed the sale of all of the outstanding stock of STEU on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million in 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge in 2005 related to a leased facility, which was vacated during the first quarter of 2005; and

•       Completed the sale of its TS segment through its NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million was deferred until receipt in 2006 upon completion of the Company’s obligation to fulfill terms of an information technology service agreement. A pre-tax gain of $1.0 million was recorded in 2006 when the service agreement was fulfilled. Net proceeds from the sale were $11.5 million. In 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million in 2005.

The Company also incurred $5.6 million in charges in 2005 related to logistics warehouses under lease, vacated during 2005. These charges primarily included costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company also incurred compensation and agent costs in 2005 of $0.9 million and $1.4 million, respectively.

The following table details revenues and pre-tax income (loss) reported in discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Revenues	Pre-tax Loss	Revenues	Pre-tax Income (Loss)	Revenues	Pre-tax Income (Loss)
	(In millions)
Business Services Division	$8.6	$(0.5)	$35.2	$4.3	$33.6	$6.3
HVP	—	(0.5)	—	(1.0)	192.5	(48.0)
STEU	—	—	5.3	(2.2)	73.5	(3.8)
TS	—	(0.1)	64.4	(11.2)	104.0	0.1
Fleet Service	—	—	3.2	(0.6)	14.8	0.7
Blanketwrap	—	(0.1)	11.4	(0.4)	29.5	0.5
Flatbed	—	—	5.6	(0.2)	9.1	1.0
Australia/NZ Records Management	—	—	34.9	5.7	33.0	6.3
U.S. Insurance Business	—	(5.0)	167.0	(42.4)	158.1	(67.7)
Total	$8.6	$(6.2)	$327.0	$(48.0)	$648.1	$(104.6)

Gain (loss) on disposals, net of tax, was $10.0 million, $57.1 million and $(0.3) million for the years ending December 31, 2006, 2005 and 2004, respectively. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets to be sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses has been made so that historical results will be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

Accruals Associated with Discontinued Operations

The following table provides details of the discontinued operations accruals as of December 31:

	Facility Leases	Trailer Leases	Contract Termination Costs
	(In millions)
Balance at December 31, 2003	$0.3	$—	$—
Provision charged to income	10.5	4.7	5.7
Payments	(1.0)	(0.6)	(3.5)
Write-off of impaired assets	—	—	—
Other adjustments	1.0	—	—
Balance at December 31, 2004	10.8	4.1	2.2
Provision charged to income	6.0	—	1.4
Payments	(4.5)	(3.1)	(2.3)
Write-off of impaired assets	0.1	—	—
Other adjustments	0.2	(0.2)	—
Balance at December 31, 2005	12.6	0.8	1.3
Payments	(3.2)	(0.7)	(1.2)
Balance at December 31, 2006	$9.4	$0.1	$0.1

At December 31, 2006 and 2005, these balances have been recorded in other current liabilities, with the exception of $6.9 million and $8.9 million of facility lease accruals, which were classified as other long-

term liabilities as of December 31, 2006 and 2005, respectively. Remaining payments related to facility leases will be made through November 2014. The Company expects that the remaining disposal costs will result in future cash expenditures.

Note 18. Related Party Transactions

At December 31, 2006, Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and Clayton Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), which are private investment funds managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), owned approximately 23.1% and 9.6% of the Company’s outstanding common stock, respectively. Of the fifteen members of the Company’s Board of Directors on December 31, 2006, two were principals of CD&R.

The Company, NAVL, and CD&R have a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. CD&R has waived the management fee for the years ended December 31, 2006 and 2007. In each of the years ended December 31, 2005 and 2004, fees were $1.0 million and were included in general and administrative expense in the Consolidated Statements of Operations. At December 31, 2006 and 2005, payables to CD&R were zero and $0.3 million.

On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for the Company’s domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as approximately 16.9% of its outstanding common stock is beneficially owned by Fund VI. The total future commitment to Covansys is $32.9 million as of December 31, 2006. The Company incurred expense of $6.3 million, $9.0 million and $9.7 million under this arrangement for the years ended December 31, 2006, 2005 and 2004, respectively, which were included in general and administrative expense in the Consolidated Statements of Operations. At December 31, 2006 and 2005, payables to Covansys were $0.3 million and $0.2 million, respectively.

On October 30, 2004, the Company sold its HVP Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support the Company’s household goods moving services business. For a period of one year following the close of the transaction, the Company provided certain transition services such as information technology systems support to Specialized Transportation Agent Group. The Company also provides fleet registration, driver qualification and safety administration. For the years ended December 31, 2006, 2005 and 2004, the Company recorded reimbursements of $2.2 million, $16.7 million and $1.8 million, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of other direct expense and general and administrative expense in the Consolidated Statements of Operations. The outstanding receivable balance related to these reimbursements was $0.1 million and $0.4 million at December 31, 2006 and 2005, respectively.

On August 5, 2005, the Company sold its TS segment through its NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the purchase price was deferred in connection with the Company’s obligation to fulfill terms of an information technology service agreement, for which the Company was reimbursed. The $1.0 million deferred purchase price was received in the 2006. In each of the years ended December 31, 2006 and 2005, the Company recorded reimbursements of $1.6 million, primarily related to information technology services, information technology equipment purchases, and communications billings. The outstanding receivable balance related to these reimbursements was zero and $0.3 million at December 31, 2006 and 2005, respectively.

Note 19. Subsequent Events

On March 31, 2007, the Company sold its continental Europe moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary, France, Belgium and Russia to Transeuro Amertrans International Holdings BV, an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. Specifically, the Company sold all of the issued and outstanding shares of capital stock of Allied Arthur Pierre SA, Allied Pickfords BV, Allied Pickfords KeS Kft, Allied Pickfords Polska Sp. Zoo, Allied Pickfords sro, Allied Varekamp BV, SIRVA Deutschland GmbH, Scanvan Holding AB, SIRVA S.A., and SIRVA France S.A.S., and the Company’s moving services operations in Belgium, operated by Allied Arthur Pierre NV, for approximately $10.0 million. The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $17.8 million, property and equipment of $11.0 million, other assets of $5.3 million, accounts payable and accrued liabilities of $25.1 million, and capital lease obligations of $4.0 million. Also, currency translation adjustments of $2.6 million previously recorded in accumulated other comprehensive loss will be realized. The transaction will result in an after-tax gain of approximately $11.8 million in the first quarter of 2007. As a result of the transaction, the Company will incur severance charges of approximately $3.4 million and legal, accounting and other charges of approximately $2.0 million in the first quarter of 2007. Severance charges of $0.7 million are expected in the second and third quarters of 2007. In addition, a charge of approximately $0.3 million is expected in the third quarter of 2007 to exit a facility. The gain and other charges will be recorded within continuing operations. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

Effective June 25, 2007, the Company entered into an amendment of the Credit Facility. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants relating to debt leverage and interest coverage through 2008. The changes in the financial covenants were required to maintain compliance through 2008 based on the Company’s expected future operating results. The Company will defer amendment fees of approximately $3.7 million associated with this amendment in 2007. These fees will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sales Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Euro dollar proceeds was increased, and the Company will incur fees of $0.6 million in the second quarter of 2007.

Effective June 27, 2007, the Company amended the terms of the Convertible Notes (as amended, “Amended Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company’s common stock, beginning June 1, 2007. Interest is payable on the Amended Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Amended Convertible Notes will automatically convert into 75,000 shares of the Company’s Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of the Company’s common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

Note 20. Selected Quarterly Financial Data (Unaudited)

Select quarterly financial information has been adjusted to reflect reclassifications related to discontinued operations (see Note 17 “Discontinued Operations”).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2006
Revenues	$757.6	$1,030.5	$1,165.2	$912.0
Gross margin(1)	64.4	88.1	111.4	78.6
Operating (loss) income from continuing operations	(22.4)	6.2	22.3	(5.6)
Interest expense, net	10.2	11.6	13.9	15.5
Loss from continuing operations	(32.5)	(4.4)	(2.6)	(19.1)
Income (loss) from discontinued operations, net of tax	4.4	(1.4)	—	1.0
Net loss	(28.1)	(5.8)	(2.6)	(18.1)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.44)	$(0.06)	$(0.04)	$(0.26)
Income (loss) from discontinued operations	0.06	(0.02)	—	0.01
Net loss	(0.38)	(0.08)	(0.04)	(0.24)
2005
Revenues	$704.8	$991.1	$1,128.0	$822.1
Gross margin(1)	63.8	90.4	111.5	71.0
Operating loss from continuing operations	(48.2)	(23.0)	(31.9)	(29.4)
Interest expense, net	6.6	7.5	8.6	9.2
Loss from continuing operations	(33.0)	(22.7)	(168.7)	(46.3)
Income (loss) from discontinued operations, net of tax	4.7	2.6	(32.2)	30.2
Net loss	(28.3)	(20.1)	(200.9)	(16.1)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.31)	$(2.28)	$(0.63)
Income (loss) from discontinued operations	0.06	0.04	(0.44)	0.41
Net loss	(0.38)	(0.27)	(2.72)	(0.22)

(1)          In the fourth quarter of 2006, certain net facility expenses in Moving Services Europe were reclassified from general and administrative expense to other direct expense. Management believes these costs are more appropriately classified in other direct expense. Costs of $1.8 million, $3.5 million and $3.7 million were reclassified from general and administrative expense to other direct expense in the first, second and third quarters of 2006, respectively, to conform to the presentation adopted in the fourth quarter of 2006. Costs of $2.6 million, $3.2 million, $2.6 million and $2.7 million were reclassified from general and administrative expense to other direct expense in the first, second, third and fourth quarters of 2005, respectively, to conform to the presentation adopted in the fourth quarter of 2006. There was no impact on net income in any quarter.

The following narrative includes descriptions of the significant unusual items impacting the quarterly results.

2006

In the first quarter of 2006, legal charges of $5.6 million for settlement costs related to the securities class action complaint and $2.7 million for the anticipated settlement of the outstanding OOIDA litigation were recognized. See Note 12 “Commitments and Contingencies” for more information.

In the first and third quarters of 2006, debt extinguishment charges of $1.0 million and $9.5 million, respectively, were recorded. See Note 6 “Long-term Debt” for more information.

In the fourth quarter of 2006, the Company recognized a gain of $11.2 million on the sales of various properties in the United Kingdom.

In the first quarter of 2006, gain on disposal, net of tax, of $7.8 million was recorded in discontinued operations for the sale of the Business Services Division in the United Kingdom and Ireland. See Note 17 “Discontinued Operations” for more information.

2005

In each of the 2005 quarters, operating expenses from continuing operations includes costs of $27.2 million, $20.0 million, $10.0 million and $3.9 million, respectively, in connection with the Independent and Internal Reviews. See Note 14 “Independent and Internal Reviews” for more information.

In the second and fourth quarters of 2005, restructuring expenses of $6.0 million and $3.6 million, respectively, were recorded. In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations. See Note 15 “Restructuring Expense” for more information.

In the second quarter of 2005, an impairment charge of $4.3 million was recorded for two information technology projects abandoned as part of the restructuring. In the third quarter of 2005, an impairment charge of $48.5 million was recorded related to the goodwill and other intangibles of the continental Europe businesses. See Note 4 “Goodwill and Intangible Assets” for more information.

In the third quarter of 2005, the Company recorded non-cash charges of $141.7 million, of which $126.7 million was allocated to continuing operations, to establish a full valuation allowance against its U.S. and certain foreign subsidiaries’ net deferred tax assets. See Note 7 “Income Taxes” for more information.

In the third quarter of 2005, the Company recorded in discontinued operations a pre-tax impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. In each of the 2005 quarters, there were gains on disposals, net of tax, of $7.5 million, $0.5 million, $0.9 million and $48.2 million, respectively. See Note 17 “Discontinued Operations” for more information.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006, the end of the period covered by this report.

Because of the one material weakness described below in Management’s Report on Internal Control Over Financial Reporting, the Company’s interim Chief Executive Officer and acting Chief Financial Officer must conclude that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the interim Chief Executive Officer and acting Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control—Integrated Framework.” A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness as of December 31, 2006:

The Company did not maintain effective control over the reconciliation of the pension accounts at its U.K. subsidiary. Specifically, controls were not in place to ensure the liability for pension benefit obligations, accumulated other comprehensive income (loss) and comprehensive income (loss) were properly stated.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

Changes in the Company’s internal control over financial reporting have occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The following material weaknesses reported in Management’s Report on Internal Control Over Financial Reporting in the Company’s Form 10-K for the year ended December 31, 2005 have been remediated and the internal controls to which they relate were deemed to be operating effectively as of December 31, 2006. The following summarizes the remediation actions:

Remediation Completed

1)               Control Environment.   During 2006, in order to re-emphasize senior management’s commitment to a strong internal control environment and enhance the prominence and authority of the accounting and legal functions, the Company restructured its accounting and legal departments. The Company hired a new Chief Financial Officer, a new Senior VP/General Counsel, and a new SEC Counsel. The Company also created new positions of Chief Accounting Officer, Vice President of Financial Reporting, Chief Compliance Counsel and several director, manager and accounting staff positions and instituted new training programs. To improve the corporate governance infrastructure, the Company hired a Vice President of Financial Compliance and a Vice President of Legal Compliance and re-chartered its Disclosure Committee. In addition, the Company significantly revised and standardized the documentation, monitoring and testing of its control environment.

2)               Financial Reporting Process.   During 2006, the Company reorganized the accounting department and hired additional personnel to perform timely quarterly closings and prepare financial reports for management and public filings in accordance with U.S generally accepted accounting principles. A total of fourteen new positions were created to enhance the organization. A majority of the new accounting professionals are professionally certified and/or have an advanced degree. Additionally, a Chief Accounting Officer position was established to provide oversight of all division controllers as well as the financial reporting process. The Company also established a Strategic Accounting Initiatives Group, staffed with experienced financial personnel, to augment the accounting and internal control review functions as well as monitor adherence to accounting policies, procedures and controls. The Company established, enhanced and communicated appropriate accounting policies and procedures throughout the organization.

3)               Leases.   The Company has enhanced its policies, procedures and controls to appropriately classify and record  leases as either operating or capital and to evaluate and accurately record (i) sale-leaseback transactions, (ii) lease expense on a straight line basis for leases with rent escalation clauses and rent holidays, (iii) amortization expense over the remaining lease term for leasehold improvements, (iv) impairment expense related to leased assets associated with discontinued operations, (v) costs to remediate or return leased facilities to initial condition at the end of the lease term in conformity with generally accepted accounting principles. The Company also enhanced its procedures for review and approval of the accounting treatment for lease related transactions/entries.

4)               Purchase Business Combinations.   The Company has enhanced its procedures and controls over the selection, application and monitoring of its accounting policies related to the foreign currency translation of goodwill, the determination of the effective date of the acquisitions, the determination of the fair value of certain assets and liabilities, the alignment of accounting policies, the establishment of deferred taxes and tax contingencies, and the calculation of intangible asset amortization and the monitoring of assumed liabilities to ensure that such transactions were accounted for in conformity with U.S. generally accepted accounting principles. There were no business combinations during 2006.

5)               Revenue.   The Company enhanced its procedures and controls over the selection and application of accounting policies related to the (i) timing of revenue recognition for corporate and referral fee revenue upon the closing date and other management fee revenue upon the date services are earned and realizable, (ii) the gross presentation of revenue for the “fixed-fee” product, where the Company acts as a principal in the purchase and sale of transferee homes and assumes the risk of ownership, and (iii) the presentation of interest income as revenue and interest expense as other direct expense related to home equity advances to ensure that such transactions were accounted for in conformity with U.S. generally accepted accounting principles. In addition, the Company enhanced controls to ensure that: (i) revenue is recorded in the proper period, (ii) all required documentation was obtained and approved as a basis for revenue recognition, and (iii) customers were invoiced timely for services rendered and pricing calculations and billing rates are accurate, as required by Company policy. During 2006, the Company also implemented and documented key transactional controls in the revenue sub-processes to address the proper recording of revenue, accrued revenue and deferred revenue.

6)               Accounts Receivable Securitization Transactions.   The Company designed and enhanced its controls to ensure that the gain or loss on each receivable sale, the receivable balance and the associated accretion of interest, the presentation of net interest income as revenue and the recording of fees associated with the securitization facility were recorded in conformity with U.S. generally accepted accounting principles. During 2006, the Company also implemented and documented key transactional controls to address the accurate recording and classification of receivable securitization transactions.

7)               Customer Incentive and Agent Commission Liabilities.   The Company designed and enhanced controls to ensure that customer incentives and incremental agent services accruals are reviewed, approved and properly stated in conformity with U.S. generally accepted accounting principles.

8)               Severance and Stock Based-Compensation.   The Company enhanced policies, procedures and controls to identify and calculate accruals for future severance payments and stock-based compensation related to severed employees in conformity with U.S. generally accepted accounting principles.

9)               Journal Entries.   The Company designed and enhanced procedures and controls to ensure that journal entries were prepared with appropriate support and sufficient documentation, and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

10)        Intercompany Accounts.   The Company enhanced its policies, procedures and controls to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records. In addition, enhanced controls ensured intercompany confirmations and reconciliations were completed timely and accurately between the Company’s business units, resulting in proper elimination as part of the consolidation process in conformity with U.S. generally accepted accounting principles.

11)        Spreadsheets.   The Company enhanced its policies, procedures and controls over the preparation, review and approval of calculations within spreadsheets to ensure that account balances were accurate and documentation was prepared in accordance with Company policies.

12)        Income Taxes.   The Company enhanced its controls over the preparation and review of the income tax provision and related income tax balances including: (i) applying appropriate tax rates, (ii) monitoring the income tax and financial reporting basis of assets and liabilities to record deferred income tax balances, and (iv) monitoring the accuracy of the components of the income tax provision.

13)        Cash Management—Global Relocation Services.   The Company enhanced its policies, procedures and controls over the review and approval of check registers and Automated Clearing House transactions to ensure the validity of cash transactions.

14)        Valuation of Accounts Receivable—Global Relocation Services.   The Company enhanced its policies, procedures and controls over the evaluation of the collectability of accounts receivable and the related allowance for doubtful accounts to ensure accounts receivable were recorded at net realizable value in conformity with U.S. generally accepted accounting principles.

15)        Access Controls.   The Company enhanced its controls to restrict access to various financial application programs and data beyond that needed to perform individual job responsibilities. The Company also implemented controls for the monitoring and identification of conflicting user roles.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers.

Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of June 15, 2007.

Name	Age	Position
Robert W. Tieken	68	Director and Interim Chief Executive Officer
John R. Miller	69	Director, Chairman of the Board of Directors
Frederic F. Brace	49	Director
Robert J. Dellinger	47	Director
Thomas E. Ireland	57	Director
Laban P. Jackson, Jr.	64	Director
Peter H. Kamin	45	Director
General Sir Jeremy Mackenzie	66	Director
Joseph A. Smialowski	58	Director
James J. Bresingham	39	Executive Vice President—Chief Accounting Officer and Acting Chief Financial Officer
Timothy P. Callahan	45	Senior Vice President, Global Sales
Douglas V. Gathany	51	Vice President, Treasurer
Rene C. Gibson	40	Senior Vice President, Human Resources
Michael B. McMahon	43	President, Global Relocation
Kevin D. Pickford	50	President and Managing Director, Europe
Eryk J. Spytek	39	Senior Vice President, General Counsel and Secretary

Robert W. Tieken became SIRVA’s Interim Chief Executive Officer on April 1, 2007 and has served as a director of SIRVA since July 2006. Mr. Tieken served as the Chairman of the Audit Committee from December 2006 until March 2007. Mr. Tieken was the Executive Vice President and Chief Financial Officer of The Goodyear Tire & Rubber Company from 1994 until his retirement in May 2004. He serves as a director and chair of the audit committee of Graphic Packaging Corporation.

John R. Miller became a director of SIRVA in December 2005 and has served as Chairman of the Board since January 2006. Mr. Miller is a retired oil industry executive. He spent 26 years with The Standard Oil Company (Sohio), most recently as its President, Chief Operating Officer and a member of its board of directors from 1980 to 1986. After leaving Sohio, Mr. Miller founded and served as Chairman and Chief Executive Officer of TBN Holdings Inc., a company engaged in resource recovery, from 1986 to 2000, and Petroleum Partners, Inc., a firm that provided management services to the petroleum industry, from 2000 to 2003. He was a director of the Federal Reserve Bank of Cleveland from 1986 to 1993 and served as its chairman during the last two years of his term. Mr. Miller is currently Non-Executive Chairman of the Board of Graphic Packaging Corporation and also serves as a director of Eaton Corporation and Cambrex Corporation.

Frederic F. Brace became a director of SIRVA in August 2004 and currently serves as Chairman of the Board’s Audit and Finance Committees. He has been Executive Vice President and Chief Financial Officer of UAL Corporation (United Airlines) since August 2002. Before assuming his current position, he had been United’s Senior Vice President and Chief Financial Officer from September 2001 to August 2002, and its Senior Vice President—Finance and Treasurer from July 1999 to September 2001. Mr. Brace is also a director of United Air Lines, Inc.

Robert J. Dellinger became a director of SIRVA in March 2003. Since October 2005, Mr. Dellinger has been Executive Vice President and Chief Financial Officer of Delphi Corporation, a supplier of automotive systems and components. In October 2005, Delphi Corporation filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. From June 2002 to October 2005, Mr. Dellinger served as Executive Vice President and Chief Financial Officer of Sprint Corporation, a global communications company, where he also was Executive Vice President—Finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric’s Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002.

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

Peter H. Kamin became a director of SIRVA in September 2006. Mr. Kamin is a founding member and managing partner of ValueAct Capital Management, L.P., an asset management firm. Prior to founding ValueAct Capital Management, L.P. in 2000, he founded and managed Peak Investment L. P. Mr. Kamin is a director of  Adesa, Inc., Seitel Inc. and Hanover Compressor, Inc.

General Sir Jeremy Mackenzie, GCB OBE DL became a director of SIRVA in June 2003 and currently serves as the Chairman of the Board’s Nominating and Governance Committee. Sir Jeremy retired from the British Army in 1999, after a long, decorated career, and served as the Governor of the Royal Hospital Chelsea from 1999 to October 2006, U.K. advisor to the governments of Slovenia and Bulgaria, and for the Department of International Development, to Uganda, and Deputy Lord Lieutenant of London. Sir Jeremy serves as a director of SELEX Communications Limited.

Joseph A. Smialowski became a director of SIRVA in July 2006 and currently serves as Chairman of the Board’s Compensation Committee. Mr. Smialowski has served as the Executive Vice President of Operations and Technology of Freddie Mac, a real estate financing company, since December 2004. Before that, he was a consultant for New Frontier Partners, a strategic consulting and business development firm, from April 2004 to December 2004, Executive Vice President at Fleet Boston Financial, a financial services company, from 1998 to April 2004, and Chief Information Officer at Sears, Roebuck and Co. from 1993 to 1998.

James J. Bresingham joined our company in July 2004 and has served as Executive Vice President—Chief Accounting Officer since January 2006. In June 2007, Mr. Bresingham was also appointed acting Chief Financial Officer. Mr. Bresingham was Vice President of Business Development from July 2004 to December 2005. Prior to joining us, Mr. Bresingham was Director of Business Development at Sears, Roebuck & Co., a broadline retailer, from 2001 until June 2004. He spent the previous seven years with PricewaterhouseCoopers LLP in various auditing and transaction services roles.

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

Rene C. Gibson joined our company in May 2005 and has served as Senior Vice President, Human Resources since May 1, 2007. Prior to that, Ms. Gibson served as Vice President of Human Resources since October 2006 and Director of Human Resources from May 2005 to October 2006. Prior to joining us, Ms. Gibson was at PepsiAmericas where she served in various positions, including Project Manager and Chicago Regional Human Resource Manager, since April 2002.

Michael B. McMahon joined our company in April 2004 and has served as President, Global Relocation since May 1, 2007. Mr. McMahon also served as President, Moving Services North America from April 2004 until April 2007 and continues to have responsibility for Moving Services North America until his successor is found. Prior to joining us, Mr. McMahon was General Manager, Product & Asset Management for GE Capital—Rail Services from June 2003 to March 2004 and its Chief Financial Officer from July 2001 to June 2003.

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

Eryk J. Spytek joined our company in February 2006 and has served as Senior Vice President, General Counsel and Secretary since that time. Previously, he was a partner at Winston & Strawn LLP, where he served from 1996 through January 2006.

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

In accordance with the terms of the series A preferred stock, ValueAct Capital nominated, and our Board of Directors elected, Kelly J. Barlow and Peter H. Kamin to the Board of Directors as Designated Directors, effective as of September 29, 2006. In April 2007, ValueAct Capital agreed to reduce its Board representation to one director, but reserved the right to designate an individual with Board observation rights. As a result, Mr. Barlow resigned from the Board of Directors, effective as of April 30, 2007.

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

Mr. Nelson joined the Audit Committee in January 2006 as its Chairman. The Audit Committee also included Messrs. Brace, Dellinger and Miller. Mr. Miller resigned from the Audit Committee in February 2006, and Messrs. Jackson and Tieken joined the committee in July 2006. Mr. Nelson served as the Chairman of the Audit Committee until he resigned from the committee on December 13, 2006, at which time Mr. Tieken became the Chairman of the Audit Committee. Mr. Tieken resigned from the committee on March 8, 2007, when he was appointed Interim Chief Executive Officer (effective as of April 1, 2007), at which time Mr. Brace became Chairman of the Audit Committee. In addition, Mr. Smialowski joined the committee in May 2007. The Board of Directors has determined that all members of the Audit Committee are independent under both NYSE and SEC rules. The Board of Directors has also determined that each member of the Audit Committee is financially literate within the meaning of the NYSE listing standards.

In addition, the Board of Directors has determined that Messrs. Dellinger and Brace are audit committee financial experts for purposes of the SEC rules, and that each of them has accounting or related financial management expertise for purposes of NYSE listing standards. Although designated as audit committee financial experts, Messrs. Dellinger and Brace are not accountants for SIRVA and, under SEC rules, are not “experts” for purposes of the liability provisions of the Securities Act or for any other purpose. Messrs. Dellinger and Brace do not have any responsibilities or obligations in addition to those of the other Audit Committee members; all Audit Committee members have identical duties and responsibilities.

Nomination Procedures

There have been no material changes to the procedures by which SIRVA stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of SIRVA common stock to file reports with the SEC regarding their ownership and changes in ownership of our common stock. We believe that during 2006, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and executive officers.

Code of Ethics

We have adopted a Code of Business Conduct, which is available free of charge on our corporate website at www.sirva.com and can be found by clicking on “About SIRVA, Inc.” and then “Code of Conduct.” We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting amendments to, or waivers from, any provision of our Code of Business Conduct that apply to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on our website at the address above. SIRVA’s website and the information contained therein or incorporated therein are not part of this annual report nor incorporated by reference in this annual report.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee (“Committee”) of SIRVA’s Board of Directors (“Board”) is responsible for establishing, implementing and monitoring adherence with SIRVA’s compensation philosophy and objectives, which are described below. The Committee is also responsible for ensuring that the total compensation paid to SIRVA’s “Named Executive Officers” and our other executive officers is fair, reasonable and competitive. SIRVA’s “Named Executive Officers” are those individuals who served as SIRVA’s Chief Executive Officer and Chief Financial Officer during 2006, as well as those other individuals included in the table under the heading “Summary Compensation Table” below, as determined under applicable SEC rules. While the Named Executive Officer group includes Brian P. Kelley, he resigned as our President and Chief Executive Officer and as a member of the Board effective April 1, 2007. Since that time, Robert W. Tieken, who has served on SIRVA’s Board since July 2006, has served as our Interim Chief Executive Officer. The Named Executive Officer group also includes J. Michael Kirksey, whose employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007. James J. Bresingham, our Executive Vice President and Chief Accounting Officer, has also served as our acting Chief Financial Officer since that time. The Board has engaged an outside search firm to assist in the recruitment of a permanent President and Chief Executive Officer and a permanent Senior Vice President and Chief Financial Officer.

Compensation Philosophy and Objectives

SIRVA’s compensation philosophy is that pay should be linked directly to, and highly differentiated as a result of, the success of SIRVA as a whole, its individual business segments (please see Item 1 “Business” for a description of our business segments), team and individual performance, and a desire to retain associates. Compensation design should foster a true meritocracy, and programs should promote superior performance. Compensation design should also be guided by, and supportive of, SIRVA’s Leadership Traits and Core Values. We believe that our success is dependant on each and every associate, particularly the Named Executive Officers, demonstrating these traits and embodying these values in everything that they do. They are a reflection of who we are and how we measure our performance. Our Leadership Traits and Core Values are:

Leadership Traits	Core Values
• Energy—Bring strong personal passion and a bias for action	• Unyielding Integrity—In everything we do, say and stand for
• Energize—Positively mobilize others toward stretch goals	• Customer Centric—Anticipate customer needs and meet rising expectations
• Edge—Mental toughness to recognize and deal with reality	• Associate Oriented—Fair, inclusive, upbeat work environment
• Execute—Consistently deliver on commitments	• Performance Based—Winning, relative to the external market
• Leadership Based—A passion to be the best

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer and our Senior Vice President of Human Resources annually review the performance of each Named Executive Officer and our other executive officers (other than the Chief Executive Officer, whose performance is reviewed solely by the Committee after seeking input from the Board).

Following that process, in March of each year, the Senior Vice President of Human Resources presents an organizational review to the Board. During this review, succession planning is also considered, as well as strengths and development opportunities for the Named Executive Officers and our other executive officers. During this time, the Committee also determines annual bonus opportunities for the Named Executive Officers and our other executive officers and performance objectives for SIRVA, its business segments, and team and individual performance.

In June, our Senior Vice President of Human Resources presents to the Committee a competitive compensation review, along with relevant market compensation data and proposed adjustments to base salary and equity compensation levels and opportunities for the Named Executive Officers and our other executive officers. The Committee then considers all information presented, makes its decisions for the Named Executive Officers and our other executive officers, and seeks the ratification of the independent members of the Board on Chief Executive Officer compensation.

Setting Executive Compensation

The Committee has designed SIRVA’s compensation programs to motivate the Named Executive Officers and our other executive officers to achieve and exceed goals set by the Committee and to retain such individuals. To assist the Committee in setting these goals and monitor and review compensation levels and opportunities, the Committee has the ability to hire outside consultants and may terminate such consultants as necessary. In connection with this ability, the Committee has engaged Frederic W. Cook &

Co., Inc. (the “Compensation Consultant”), an outside executive compensation consulting firm. The Compensation Consultant provides the Committee with, among other things, relevant market data and alternatives to consider when setting compensation levels and opportunities for the Named Executive Officers and our other executive officers. All of the Compensation Consultant’s work is performed at the direction of the Committee. Certain members of SIRVA’s management are involved in the work performed by the Compensation Consultant, and do so only at the direction of the Committee. Management does not retain an outside executive compensation consultant.

To assist it in making compensation decisions, the Committee has historically compared each element of total compensation against the compensation elements used by a peer group of publicly-traded companies of similar size to SIRVA, which are either direct business competitors (i.e., moving services, human resource outsourcing services, or mortgage/title/closing services) or companies that have one or more of the following characteristics:  business-to-business service provider; significant international operations; marketing, sales and account management focus; and/or customer service orientation (collectively, the “Compensation Peer Group”). The Committee annually reviews the Compensation Peer Group to determine if additions and/or deletions to the Compensation Peer Group are necessary. The companies comprising the Compensation Peer Group for 2006 were Affiliated Computer Service, Inc., ARAMARK, The Brink’s Company, Cintas, Dollar Thrifty Automotive Group, Inc., H&R Block, Hewitt Associates, IndyMac Bancorp, Inc., New Century Financial Corporation, PHH Corporation, Realogy Corporation, Inc. and ServiceMaster.

The Committee is currently working with the Compensation Consultant to revise the Compensation Peer Group for 2007 to reflect changes in SIRVA’s business portfolio and replace companies that are no longer independent, publicly traded companies.

The Committee does not have pre-established policies or targets for the allocation between either cash or equity, or short-term or long-term incentives, but instead annually determines the proper mix in light of SIRVA’s compensation philosophy and objectives. To attract and retain experienced talent, the Committee generally sets base salary for Named Executive Officers and our other executive officers at the 50th percentile of the base salary paid to similarly situated executives of the Compensation Peer Group. Total target cash compensation, comprised of base pay plus target annual bonus, has been generally set for Named Executive Officers and other executive officers at the 75th percentile. Variations to these percentiles may occur due to the experience level of the individual and market factors, including the availability of experienced personnel for that position, competitive market data, and industry trends. Actual compensation paid to the Named Executive Officers and our other executive officers can fall below or exceed target levels depending upon the financial results of SIRVA and its business segments, and team and individual performance.

2006 Executive Compensation Components

For SIRVA’s fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were base salary, annual bonuses and commissions, retirement and other separation benefits, and perquisites and other personal benefits.

For 2006, SIRVA’s compensation practices focused on cash and short-term incentives to reward and retain its associates, including the Named Executive Officers. This is because SIRVA has been unable to grant equity to any associate, including our Named Executive Officers, because it is not current in its financial reporting with the SEC. Our Named Executive Officers other than Mr. Kirksey do, however, hold equity that provide long-term incentives under our stock incentive plans, which are described in connection with the information provided by the table under the heading “Outstanding Equity Awards at Fiscal Year-End” and the discussion under the heading “Potential Payments Upon Termination Or Change-In-Control” below.

Base Salary

SIRVA provides the Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year at a threshold level. The base salary range for 2006 was determined for each Named Executive Officer based on his position and level of responsibility through the use of market data. Also considered was an internal review of the Named Executive Officer’s compensation, both individually and relative to other executive officers, as well as the individual’s performance. Base salary ranges were designed so that base salary for a given position was between 80% and 120% of the midpoint of the base salary established for each range.

As previously noted, base salary levels are (and were for 2006) determined as part of SIRVA’s performance review process, which includes examining compensation levels upon an individual’s promotion or other change in job responsibility. The key factors for assessing an individual’s performance for 2006 included the achievement of goals and objectives established by the Committee, whether SIRVA met and/or exceeded financial objectives, and/or continued demonstration of SIRVA’s Leadership Traits and Core Values.

Annual Bonuses and Commissions

SIRVA grants annual bonus opportunities to the Named Executive Officers under its Management Incentive Plan (“MIP”). The MIP gives the Committee latitude to design annual bonus opportunities that promote the achievement of corporate goals, the growth of stockholder value, and the participation in the growth and profitability of SIRVA by Named Executive Officers. The Committee does this by establishing multiple performance objectives under the MIP for each Named Executive Officer. Additionally, one of our Named Executive Officers, Timothy P. Callahan, participates in our Global Sales Leader Compensation Plan, which is a commission-based plan and is more fully described below.

In March 2006, the Committee set minimum, target and maximum levels for each of the performance  objectives under the MIP and designed annual bonus opportunities so that Named Executive Officers could receive significant rewards for superior performance, smaller payments for performance that exceeded threshold levels but did not satisfy target levels, and no payments for performance that did not exceed threshold levels.

For 2006, 90% of a Named Executive Officer’s annual bonus opportunity was based upon achievement of performance objectives relating to SIRVA’s Operating Income, business segment Operating Income and Corporate Cash Objectives, with each component accounting for 20%, 40% and 30%, respectively, of the annual bonus opportunity. SIRVA’s Operating Income is defined as gross profit minus operating expenses. It measures the pre-tax, pre-interest profit from SIRVA’s operations. Business segment Operating Income is defined as the applicable business gross profit minus operating expenses. Corporate Cash is defined as cash earnings (EBITDA) from continuing operations adjusted for net changes in working capital (including relocation financing facilities), net changes in other assets and liabilities, and capital expenditures. Corporate Cash does not include extraordinary items such as the sale of continental Europe moving operations (and the related fees and expenses), pension fund contributions, legal settlements, or other one-time, non-recurring items. The remaining 10% of a Named Executive Officer’s annual bonus opportunity was based upon individual performance against SIRVA’s Leadership Traits and Core Values as described above under the heading “Compensation Philosophy and Objectives.”

As required by the MIP, following receipt of SIRVA’s financial results for 2006, the Committee assessed SIRVA’s performance against each performance objective by comparing the actual fiscal year results to the pre-determined minimum, target and maximum levels for each objective. An overall percentage amount for the total corporate performance objective is then calculated.

SIRVA failed to meet the threshold performance objectives for 2006, as determined by the Committee. However, to recognize individual achievements and for retention purposes, the Committee authorized the payment of discretionary annual bonuses to the Named Executive Officers. Given the efforts of Named Executive Officers in a difficult year, the Committee believed that the discretionary bonus payments were consistent with SIRVA’s compensation philosophy and objectives which, among other things, includes retaining, motivating, and rewarding executive officers by providing such individuals with an opportunity to earn compensation based on their contributions to and effects on behalf of SIRVA.

Each of the Named Executive Officers received the following payments in January for 2006, which are reflected in the Bonus column of the Summary Compensation Table below:

Named Executive Officer	Discretionary 2006 Bonus
Brian P. Kelley	$325,000
J. Michael Kirksey	$100,000
Kevin D. Pickford	$125,000
Michael B. McMahon	$135,000
Timothy P. Callahan	$45,000

Mr. Callahan also participated in SIRVA’s Global Sales Leader Compensation Plan, which provided him with additional annual compensation of 37.5% (at target) of his base salary. This plan is a commission-based plan that targets sales and operational metrics. Commissions were paid based on the achievement of budgeted “eligible home sale transactions”, budgeted “domestic moving volume” and budgeted “international moving volume” (as each such term is defined below), with each component accounting for 60%, 35% and 5% of the target, respectively. Mr. Callahan received $89,057 under this plan for 2006, which is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. “Eligible home sale transactions” are actual home sale closing, home sale assistance and home finding transactions. “Domestic moving volume” is the actual number of household goods shipments originating in the United States with a final destination in the United States, from either of our northAmerican or Allied van lines, generated by corporate accounts in excess of budget. “International moving volume” is the actual number of household goods shipments either originating from the United States with a final destination in another country or originating from another country with the final destination in the United States from either of our northAmerican or Allied van lines, generated by corporate accounts in excess of budget.

On March 31, 2007, the Committee amended and restated the MIP, which resulted in certain non-material revisions. The revised MIP was approved by SIRVA’s stockholders at SIRVA’s 2006 annual meeting held on June 6, 2007. As approved, the MIP will permit awards to continue to qualify as “performance-based compensation” under section 162(m) of the Internal Revenue Code of 1986, as amended (“Code”). Also on March 31, 2007, the Committee established the 2007 bonus opportunities for the Named Executive Officers, as well as the 2007 target performance objectives, which were subject to stockholder approval of the revised MIP. The target performance objectives for 2007 are considered confidential, which could cause competitive harm to us if disclosed. The Committee believes that the target performance objectives in any given year should not be easily achievable and would not typically be achieved all of the time. As for obtaining the maximum performance objectives, the Committee believes that this would typically be achieved less often than the target performance objectives. However, the Committee recognizes that the likelihood of achievement of the performance objectives in any given year may be different, and believes that the payment under the MIP should be appropriate for the performance, regardless of how often it may happen.

Retirement and Other Benefits

Executive Retirement Savings Plan

SIRVA’s Executive Retirement Savings Plan (the “ERSP”) is a non-qualified retirement savings plan pursuant to which our senior executives, including the Named Executive Officers other than Kevin D. Pickford, who earned greater than $100,000 and were in Executive Salary bands in the previous year participate. This plan is unfunded and all benefits will be paid from the general assets of SIRVA. SIRVA has established the ERSP to provide additional deferral opportunities to associates to enhance their retirement savings opportunities and to increase retention. This plan is described in greater detail under the heading “Non-Qualified Deferred Compensation” below, and the amounts contributed by SIRVA on behalf of the Named Executive Officers are reflected in the Registrant Contributions in Last Fiscal Year column of the Non-Qualified Deferred Compensation table.

In lieu of participation in the ERSP, one of our Named Executive Officers, Mr. Pickford, participates in an Australian superannuation fund, which is a non-qualified retirement savings plan to which SIRVA contributes. This plan is similar to the ERSP, except that this fund’s assets are set aside from SIRVA’s general assets in a separate account to pay Mr. Pickford’s account balance at termination or other distribution event.  This fund also provides certain additional death benefits to Mr. Pickford and his beneficiaries. For example, if Mr. Pickford dies or becomes permanently disabled, he (or his beneficiaries) would be entitled to certain additional payments in addition to payment of his account balance. This fund is more fully described under the heading “Non-Qualified Deferred Compensation” below, and the amounts contributed by SIRVA on behalf of Mr. Pickford are reflected in the Registrant Contributions in Last Fiscal Year column of the Non-Qualified Deferred Compensation table.

Other Benefits

In addition, the Named Executive Officers may participate in company-wide plans and programs, such as the 401(k) plan (including company match), group medical and dental, vision, long- and short-term disability, group life insurance, accidental death and dismemberment insurance, business travel accident insurance, health care and dependent care spending accounts, retiree medical, and other benefits, in accordance with the terms of the programs.

Post-Termination Compensation

We have entered into employment agreements with our Named Executive Officers. These agreements provide for, among other things, certain payments and other benefits if the Named Executive Officer’s employment terminates under certain circumstances, including in the event of a “change in control”. See the discussion under the heading “Potential Payments Upon Termination Or Change-In-Control” below. Other material provisions are described under the heading “Grants of Plan-Based Awards—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.” The Committee believes that these agreements are an important part of overall compensation because they help to retain such individuals. The Committee also believes that these agreements are important as a recruitment device, as most of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

Perquisites and Other Personal Benefits

SIRVA provides Named Executive Officers with perquisites and other personal benefits that the Committee believes are reasonable, consistent with SIRVA’s compensation philosophy and objectives, and better enable SIRVA to attract and retain superior individuals for key positions. The Committee periodically reviews and adjusts the levels of perquisites and other personal benefits provided to Named Executive Officers.  The value of these personal benefits to the Named Executive Officers for 2006, as calculated under applicable SEC rules, are included in the All Other Compensation column of the Summary Compensation Table below.

For 2006, the Named Executive Officers other than Mr. Pickford were provided an annual car allowance, financial planning assistance, and an executive physical allowance. The annual car allowance is intended to compensate Named Executive Officers for wear and tear and mileage on personal vehicles when used for SIRVA’s business purposes. The financial planning benefit is available to Named Executive Officers to assist them with certain issues, such as retirement planning, estate planning, asset management, tax preparation, and tax and/or wealth preservation planning. In addition, during 2006, SIRVA leased an apartment for Mr. Kelley and Mr. Callahan (which was shared with another executive officer). At the time Mr. Kelley was hired in 2002, because he chose not to relocate to Illinois for personal reasons, SIRVA agreed to lease an apartment for him in lieu of the relocation benefits that he would have otherwise been provided. Mr. Callahan’s apartment was provided to him because the relocation businesses, which are the businesses for whose sales he had responsibility during 2006, were based in Cleveland, Ohio, and because at various times through the year, SIRVA required him to be available at its headquarters in Illinois. For 2006, Mr. Pickford was provided with a leased company car in the United Kingdom, a U.K. housing allowance, the storage of household goods in Australia, and company-paid airfare to and from Australia.

Tax and Accounting Implications

Deductibility of Executive Compensation

When setting compensation levels and opportunities, the Committee reviews and considers the deductibility of executive compensation under section 162(m) of the Code, which provides that a company may not deduct compensation of more than $1,000,000 that is paid to the Named Executive Officers, unless an exception applies. Under a special rule that applies to corporations that become publicly held through an initial public offering, section 162(m) of the Code has not applied to the amounts paid or equity granted pursuant to the MIP or our Omnibus Stock Incentive Plan. However, this special rule expired at our 2006 annual meeting, which took place on June 6, 2007. To ensure that the compensation paid to the Named Executive Officers under the MIP and our Omnibus Stock Incentive Plan would continue to be deductible under a potentially applicable exemption, we sought and obtained the approval of the MIP and our Omnibus Stock Incentive Plan, including the material terms of the performance goals under the MIP and our Omnibus Stock Incentive Plan, by our stockholders at the 2006 annual meeting. SIRVA believes that the compensation paid under the MIP and our Omnibus Stock Incentive Plan will be generally exempt from section 162(m) of the Code and, therefore, be fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to meet other objectives.

Non-Qualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. SIRVA believes it is operating in good faith compliance with the statutory provisions, which were effective January 1, 2005. A more detailed discussion of the Company’s non-qualified deferred compensation arrangements for the Named Executive Officers is provided above under the heading “Retirement and Other Benefits” above and under the Non-Qualified Deferred Compensation Table below.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, SIRVA began accounting for stock-based payments awarded under its Omnibus Stock Incentive Plan and its Stock Incentive Plan in accordance with the requirements of SFAS No. 123(R), Share-Based Payment. The accounting treatment of any stock-based payments, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to our associates.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee*

Joseph A. Smialowski, Chairman (effective May 1, 2007)
Robert J. Dellinger
Sir Jeremy Mackenzie
John R. Miller

*                    As of December 31, 2006, the Compensation Committee consisted of Kathleen J. Affeldt, Sir Jeremy Mackenzie, Joseph A. Smialowski and Carl T. Stocker. These individuals were responsible for performing the Compensation Committee’s duties and responsibilities during 2006. Until their resignations from the Board in April 2007, Ms. Affeldt and Mr. Stocker continued to assist the Committee in performing its duties and responsibilities.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers during 2006. When setting total compensation for each of the Named Executive Officers, the Committee uses the process described above under the heading “Compensation Discussion and Analysis—Setting Executive Compensation.”

Name & Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Brian P. Kelley(4)	2006	$650,000	$325,000	$—	$58,381	$1,033,381
President and Chief Executive
Officer
J. Michael Kirksey	2006	$450,000	$100,000	$—	$211,215	$761,215
Senior Vice President and
Chief Financial Officer(5)
Kevin D. Pickford(6)	2006	$324,878	$125,000	$—	$172,501	$622,379
President and Managing Director,
Europe
Michael B. McMahon(7)	2006	$300,000	$135,000	$—	$45,585	$480,585
President, Global Relocation
Timothy P. Callahan	2006	$250,000	$45,000	$89,057	$48,396	$432,453
Senior Vice President,
Global Sales

(1)          The amounts shown in this column are the discretionary annual bonuses paid to the Named Executive Officers that were authorized during December 2006 to recognize individual achievements and for retention purposes. These amounts were paid in January 2007. See the discussion under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Annual Bonuses and Commissions” above.

(2)          The amount shown in this column constitutes payments made under SIRVA’s Global Sales Leader Commission Plan. See the discussion under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Annual Bonuses and Commissions” above.

(3)          The amounts in this column include perquisites and other personal benefits unless the total amount of perquisites received by the Named Executive Officer does not exceed $10,000. In accordance with applicable SEC rules, where the perquisites received by a Named Executive Officer meet the reporting threshold, each perquisite is identified and each perquisite valued at the greater of $25,000 or 10% of total perquisites is also separately quantified in this footnote. The amounts shown in this column for Mr. Kelley include a car allowance, financial planning assistance, the cost of leasing a corporate apartment for Mr. Kelley, executive physical, and contributions to SIRVA’s 401(k) plan and to SIRVA’s ERSP, as described above under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Retirement and Other Benefits—Executive Retirement Savings Plan.” The amounts shown in this column for Mr. Kirksey include a car allowance, financial planning assistance, executive physical, contributions to SIRVA’s 401(k) plan and to SIRVA’s ERSP, relocation services ($106,528), and reimbursement of income taxes paid in connection with the receipt of such relocation services ($66,799). The amounts shown in this column for Mr. Pickford include the cost of a leased company car in the United Kingdom, a housing allowance ($94,046), the storage of household goods in Australia, airline tickets for return flights to and from Australia, and contributions to Mr. Pickford’s Australian superannuation fund ($37,537). The amounts shown in this column for Mr. McMahon include a car allowance, financial planning, executive physical, and contributions to SIRVA’s 401(k) plan and to SIRVA’s ERSP. The amounts shown in this column for Mr. Callahan include a car allowance, financial planning, the cost of leasing a corporate apartment for Mr. Callahan, executive physical, and contributions to SIRVA’s 401(k) plan and to SIRVA’s ERSP. See the discussion under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Perquisites and Other Personal Benefits” above.

(4)          Mr. Kelley resigned as a Director and our President and Chief Executive Officer, effective as of April 1, 2007.

(5)          Mr. Kirksey’s employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007.

(6)          Mr. Pickford’s salary and perquisites were paid in British pound sterling (“GBP”). These payments were converted into U.S. dollars using a conversion rate of 0.51048 GBP per U.S. dollar as of the close of business on December 29, 2006 as reported at www.oanda.com/convert/classic. The costs associated with the storage of Mr. Pickford’s household goods and the contributions to Mr. Pickford’s Australian superannuation fund were paid in Australian dollars (“AUD”). These costs were converted into U.S. dollars using a conversion rate of 1.27084 AUD per U.S. dollar as of the close of business on December 29, 2006 as reported at www.oanda.com/convert/classic.

(7)          Mr. McMahon deferred a portion of his reported salary under SIRVA’s ERSP, which is included in the Non-Qualified Deferred Compensation Table below.

GRANTS OF PLAN-BASED AWARDS

The table below provides information about non-equity awards granted to the Named Executive Officers in 2006 under the MIP. As noted under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Annual Bonuses and Commissions” above, SIRVA failed to meet its threshold performance objectives in 2006, and none of these awards were paid. Reported in the Summary Compensation Table above are the discretionary annual bonus amounts that were authorized during December 2006 to recognize individual achievements and for retention purposes. These amounts were paid in January 2007. SIRVA did not make any equity incentive plan awards, stock awards or option awards to the Named Executive Officers in 2006.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Brian P. Kelley	$190,000	$650,000	$910,000
J. Michael Kirksey	$135,000	$360,000	$450,000
Kevin D. Pickford	$102,844	$257,111	$342,815
Michael B. McMahon	$90,000	$250,000	$300,000
Timothy P. Callahan	$37,500 (MIP)	$93,750 (MIP)	$125,000 (MIP)
	No Minimum (CP)	$93,750 (CP)	No Minimum(CP)

(1)          The amounts shown in the Threshold column reflect the minimum performance objectives under SIRVA’s MIP. The estimated future payout amounts are based on the individual’s current salary and position.

(2)          The amounts shown in this table for Mr. Callahan include grants under the SIRVA, Inc. Global Sales Leader Compensation Plan (“CP”). As noted under the heading “Compensation Discussion and Analysis—2006 Executive Compensation Components—Annual Bonuses and Commissions” above, Mr. Callahan receives a commission under this plan, which targets the achievement of sales and operational metrics.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Brian P. Kelley.   Mr. Kelley served as our President and Chief Executive Officer until his resignation as of April 1, 2007. Mr. Kelley’s employment agreement provided for an annual base salary of $650,000 in 2005, as well as for participation in the MIP, with a maximum annual bonus opportunity of up to 100% of his annual base salary. Because Mr. Kelley resigned voluntarily, he was not entitled to any post-termination payments pursuant to his employment agreement or otherwise.

J. Michael Kirksey.   Mr. Kirksey served as our Senior Vice President and Chief Financial Officer until his departure on June 7, 2007. Mr. Kirksey’s employment agreement provided for a base salary of $450,000 and participation in the MIP, with a maximum annual bonus opportunity of up to 80% of his base salary. Mr. Kirksey was also entitled to the benefits and eligible for perquisites and other personal benefits described above under the headings “Compensation Discussion and Analysis—2006 Executive Compensation Components—Retirement and Other Benefits,” and “Compensation Discussion and Analysis—2006 Executive Compensation Components—Perquisites and Other Personal Benefits.” The termination provisions applicable to Mr. Kirksey are described under the heading “Potential Payments Upon Termination or Change-In-Control” below.

Kevin D. Pickford.   Mr. Pickford serves as our President and Managing Director, Europe pursuant to an employment agreement, which provides for an annual base salary (currently $324,878) and participation in the MIP, with a maximum annual bonus opportunity of up to 75% of his annual salary. Mr. Pickford is also entitled to the storage of household goods in Australia, certain relocation benefits (none provided during 2006), a U.K. housing allowance, company-paid airfare to and from Australia, an Australian superannuation fund and a leased company car in the United Kingdom. The termination provisions applicable to Mr. Pickford are described under the heading “Potential Payments Upon Termination or Change-In-Control” below.

Michael B. McMahon.   Mr. McMahon serves as President, Global Relocation pursuant to an employment agreement, which provides for an annual base salary (currently $400,000) and participation in the MIP, with a maximum annual bonus opportunity of up to 80% of his base salary. Mr. McMahon is also entitled to the benefits, and eligible for perquisites and other personal benefits, described above under the headings “Compensation Discussion and Analysis—2006 Executive Compensation Components—Retirement and Other Benefits” and “Compensation Discussion and Analysis—2006 Executive Compensation Components—Perquisites and Other Personal Benefits.” The termination provisions applicable to Mr. McMahon are described under the heading “Potential Payments Upon Termination or Change-In-Control” below.

Timothy P. Callahan.   Mr. Callahan serves as our Senior Vice President, Global Sales with an annual base salary of $250,000. Mr. Callahan is also eligible for the benefits, and perquisites and other personal benefits, described above under the headings “Compensation Discussion and Analysis—2006 Executive Compensation Components—Retirement and Other Benefits” and “Compensation Discussion and Analysis—2006 Executive Compensation Components—Perquisites and Other Personal Benefits.” The termination provisions applicable to Mr. Callahan are described under the heading “Potential Payments Upon Termination or Change-In-Control” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes the outstanding equity awards held by each of the Named Executive Officers as of December 31, 2006. SIRVA did not make any equity incentive plan awards, stock awards or option awards to the Named Executive Officers in 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Brian P. Kelley(2)	532,560	—	—	$4.48	11/15/2012
	112,500	—	—	$18.50	11/24/2010
J. Michael Kirksey	—	—	—	$—	—
Kevin D. Pickford	15,850	—	—	$4.48	12/14/2011
	5,000	5,000	—	$19.90	12/01/2011
	11,250	3,750	—	$18.50	11/24/2010
	43,047	4,503	—	$4.48	12/22/2009
Michael B. McMahon	12,500	12,500	—	$19.90	12/01/2011
	37,500	12,500	—	$24.33	4/19/2011
Timothy P. Callahan	50,720	12,680	—	$4.48	11/15/2012
	2,500	2,500	—	$19.90	12/01/2011
	22,500	7,500	—	$18.50	11/24/2010

(1)          The vesting schedule is shown below based on the expiration dates of the above grants:

Option Expiration Date	Vesting Schedule
November 15, 2012	Vest in full on November 15, 2007
December 1, 2011	Vest in equal installments on December 1, 2007 and December 1, 2008
April 19, 2011	Vest in full on April 19, 2008
November 24, 2010	Vest in full on November 24, 2007
December 22, 2009	Vest in full on December 22, 2008

(2)          Upon his resignation of employment as of April 1, 2007, all unvested options were forfeited. Currently, Mr. Kelley’s ability to exercise his vested options is suspended until SIRVA becomes current with its SEC report filings. Once current, SIRVA anticipates that Mr. Kelley’s options will be exercisable for a limited period.

OPTION EXERCISES AND STOCK VESTED

SIRVA’s Named Executive Officers did not exercise any options or vest in any stock awards during 2006.

PENSION BENEFITS

SIRVA’s Named Executive Officers did not participate in any defined benefit pension plans during 2006.

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions(2)	Aggregate Balance at Last Fiscal Year-End
Brian P. Kelley	$—	$6,500	$3,122	$—	$82,139
J. Michael Kirksey	$—	$4,500	$27	$—	$2,811
Kevin D. Pickford	$—	$37,537	$33,941	$12,970	$267,807
Michael B. McMahon	$9,000	$7,500	$2,601	$—	$39,239
Timothy P. Callahan	$—	$2,500	$72	$—	$6,401

(1)          These amounts are also included in the All Other Compensation column of Summary Compensation Table.

(2)          These amounts reflect distributions to cover taxes and insurance premiums under Mr. Pickford’s Australian superannuation fund.

SIRVA’s ERSP is a non-qualified retirement savings plan pursuant to which our senior executives, including the Named Executive Officers other than Mr. Pickford, who earned greater than $100,000 and were in Executive Salary bands in the previous year participate. This plan is unfunded and all benefits will be paid from the general assets of SIRVA. SIRVA has established the ERSP to provide additional deferral opportunities to associates to enhance their retirement savings opportunities and to increase retention.

Deferral elections are made by senior executives during November of each year for amounts to be earned in the following year. An executive may defer all or a portion of his annual bonus compensation and up to 50% of his annual salary. Under the ERSP, SIRVA matches 50% of the first 6% of pay that is contributed to the ERSP. In addition, SIRVA will make an annual contribution, regardless of whether or not he or she is enrolled in the ERSP, equal to 1% of annual base salary. All contributions by the senior executives are fully vested upon contribution, and all matching contributions become vested after three years of continuous service.

Account balances are hypothetically invested in various investment alternatives that are selected by SIRVA. There are ten investment alternatives currently available under the ERSP. The table below shows the funds available under the ERSP and their annual rate of return for 2006, as reported by the administrator of the ERSP.

Name of Fund	Rate of Return
ClearBridge Advisors Large Cap Value	17.6%
BlackRock Equity Index	15.5%
Capital Guardian Diversified Research	11.9%
Capital Guardian Equity	8.7%
BlackRock Small-Cap Index Fund	17.8%
MFS International Large Cap	27.0%
Oppenheimer Multi-Strategy	11.7%
PIMCO Managed Bond	4.8%
PIMCO Inflation Managed	0.5%
Pacific Life Money Market	4.7%

Benefits under the ERSP normally are paid upon retirement or termination of employment. Alternatively, a senior executive may elect to have his or her account balance paid at a specified year in the future if prior to a separation of service. The specified year must be at least five years after the deferral election.  Upon death or a showing of disability or financial hardship (as each such term is defined in the ERSP), a senior executive may be allowed to access funds in his deferred compensation account earlier than the five-year period. Benefits can be received as a lump sum payment or in substantially equal monthly or annual installments.

In lieu of participation in the ERSP, Mr. Pickford participates in an Australian superannuation fund, which is a non-qualified retirement savings plan to which SIRVA contributes approximately 11% of his base salary. This plan is similar to the ERSP, except that this fund’s assets are set aside from SIRVA’s general assets in a separate account to pay Mr. Pickford’s account balance at termination or other distribution event.  Mr. Pickford is fully vested in his account balance. Benefits are generally paid upon retirement or termination of employment in a lump sum or in installments. This fund also provides certain additional death benefits to Mr. Pickford and his beneficiaries. For example, if Mr. Pickford dies or becomes permanently disabled, he (or his beneficiaries) would be entitled to certain additional payments in addition to payment of his account balance.

There are four investment alternatives currently available under this fund. The table below shows the funds available under this fund and their annual rate of return for 2006, as reported by the administrator of this fund.

Name of Fund	Rate of Return
AMP Cash Plus	3.2%
AMP Secure Choice	4.7%
Lazard Global Thematic	10.3%
AMP Balanced Growth	15.7%

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The narrative and tables below describe the potential payments to each Named Executive Officer in the event of termination of such Named Executive Officer’s employment. The amount of payments to each Named Executive Officer upon any termination of employment and upon his death or disability, retirement, voluntary termination, involuntary not-for-cause termination, for cause termination and termination upon or following a change of control are shown below. The amounts shown below assume that such termination was effective as of December 29, 2006, and thus include amounts earned through such time. These amounts are only estimates of the amounts that would actually be paid to the Named Executive Officers upon termination, and it is possible that different arrangements could be negotiated in connection with an actual termination of employment or change in control. The actual amounts to be paid can only be determined at the time of such executive’s separation from SIRVA, and they could be more or less than those disclosed here.

As described above in the narrative disclosure to the Summary Compensation Table and the Grant of Plan-Based Awards Table, SIRVA has entered into employment agreements with each Named Executive Officer. Where applicable, the material terms of these employment agreements are described below. In addition, SIRVA maintains two separate stock incentive plans:  the SIRVA, Inc. Omnibus Stock Incentive Plan (the “Omnibus Plan”) and the SIRVA, Inc. Stock Incentive Plan (the “Incentive Plan”). Where applicable, the material terms of these plans are described below.

As noted above, Mr. Kelley voluntarily resigned as a Director and as our President and Chief Executive Officer effective as of April 1, 2007. As a result of Mr. Kelley’s voluntary resignation, he was not entitled to any severance from SIRVA, except that he was entitled to a distribution of his account balance under the ERSP, which was approximately $86,000. As a result, we have not described Mr. Kelley’s severance arrangements with SIRVA.

In addition, as noted above, Mr. Kirksey’s employment with SIRVA was terminated on June 7, 2007. As a result of Mr. Kirksey’s termination, under his employment agreement, he is entitled to receive a lump sum payment equal to a pro rata portion of his annual bonus under the MIP for the year of termination, based on performance through Mr. Kirksey’s termination date, and continued payment of his then current base salary and benefits for the period ending on the earlier of (a) twelve months after the termination date and (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 80% of his base salary. Mr. Kirksey is also entitled to a distribution of his account balance under the ERSP, which is approximately $1,800. Mr. Kirksey is required to enter into a general release of claims and separation agreement with us in order to receive any of compensation and benefits described above.

Payments Made Upon Any Termination of Employment

Regardless of the manner in which a Named Executive Officer’s employment terminates, he will be entitled to receive amounts earned and unpaid during his term of employment in lump sum. Such amounts include: accrued and unpaid base salary, and accrued and unpaid annual bonus for the year completed prior to termination (no annual bonus is paid for the year of termination unless contractually required); accrued vacation pay; and  amounts accrued and vested under the ERSP.

Payments Made Upon Death or Disability

In the event of death or disability, a Named Executive Officer, in addition to the payments identified above under the heading “Payments Made Upon Any Termination of Employment,” will immediately vest in full in all options under the Omnibus Plan and those options may be exercised until the first anniversary of such termination. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the six-month anniversary of such termination and their normal expiration date, whichever is earlier.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer, in addition to the payments identified above under the heading “Payments Made Upon Any Termination of Employment,” the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the first anniversary of such termination or their normal expiration date, whichever is earlier. If, however, the Named Executive Officer agrees to be bound by and complies with certain restrictive covenants, including customary non-competition, non-solicitation, non-disclosure and non-disparagement covenants, during the three-year period following his retirement, the Named Executive Officer will continue to vest in all options outstanding under the Omnibus Plan, and those options may generally be exercised until the earlier of the third anniversary of such termination and their normal expiration date. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the six-month anniversary of such termination or their normal expiration date, whichever is earlier.

Payments Made Upon Voluntary Termination

In the event of the voluntary termination of a Named Executive Officer, the Named Executive Officer will only be entitled to the payments identified above under the heading “Payments Made Upon Any Termination of Employment.”  In addition, the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the 90th day after such termination or their normal expiration date, whichever is earlier.

Under Mr. Pickford’s employment agreement, Mr. Pickford must provide SIRVA with six months’ prior notice to terminate his employment.

Payments Made Upon Involuntary Not-For-Cause Termination

In the event of an involuntary not-for-cause termination of a Named Executive Officer (which includes a termination by SIRVA without cause or by the Named Executive Officer for good reason (to the extent applicable)), the Named Executive Officer will only be entitled to the payments identified above under the heading “Payments Made Upon Any Termination of Employment.”  In addition, the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the 90th day after such termination or their normal expiration date, whichever is earlier.

In addition, with respect to options granted under the Omnibus Plan, if the Named Executive Officer, directly or indirectly, competes with any business in which he was employed (or in which we have documented plans to become engaged of which the Named Executive Officer has knowledge at the time of his termination), solicits any of our employees, or discloses or misuses any confidential information during the Named Executive Officer’s employment with us, during any post-termination option exercise period, or during the one-year period ending after the expiration of any post-termination option exercise period, the Named Executive Officer would automatically forfeit any options then held and would be required to repay to us all financial gain he realized from exercising all or part of any option within the period commencing six months prior to termination of employment and ending on the date of expiration of the one-year period following any post-termination option exercise period. These provisions apply to Named Executive Officers upon any termination of employment.

Under Mr. Pickford’s employment agreement, SIRVA may only terminate his employment upon 12 months’ prior notice.

Under Mr. McMahon’s employment agreement, upon a termination without “cause” or for “good reason” (as each such term is defined in his employment agreement), he will generally continue to receive continued payment of his then current base salary and benefits for the period ending on the earlier of

(a) twelve months after the termination date and (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 95% of his base salary.

Under Mr. Callahan’s employment agreement, upon a termination without “cause” (as such term is defined in his employment agreement), Mr. Callahan will receive continued payment of his then current base salary for twelve months after the termination date (less the amount, if any, payable to him under the terms of any other severance plan, policy, or program).

Payments Made Upon For Cause Termination

In the event of termination of a Named Executive Officer for cause, the Named Executive Officer will only be entitled to the payments identified above under the heading “Payments Made Upon Any Termination of Employment.”  All vested and unvested stock options under the Omnibus Plan and the Incentive Plan will be automatically forfeited.

Payments Made Upon or Following a Change of Control

In the event of a “change of control” (as defined under the Omnibus Plan), all options outstanding under the Omnibus Plan will become fully vested and exercisable or, at the discretion of the Committee, the options shall be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such options. In addition, all restricted stock outstanding under the Omnibus Plan will vest. Notwithstanding the foregoing, if the Committee may determine before the change in control that all outstanding options and restricted stock will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding options and restricted stock will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally have (i) equal or better terms than the outstanding awards, (ii) substantially equivalent economic value to the outstanding awards, and (iii) terms which provide, upon the involuntary termination of a participant’s employment within two years of the change in control, for unrestricted exercisability and transferability of the alternative award.

In the event of a “change of control” (as defined under the Incentive Plan), all options outstanding under the Incentive Plan will be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such options. Notwithstanding the foregoing, if the Committee may determine before the change in control that all outstanding options will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding options will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally have (i) equal or better terms than the outstanding awards, (ii) substantially equivalent economic value to the outstanding awards, and (iii) terms which provide, upon the involuntary termination of a participant’s employment within two years of the change in control, for unrestricted exercisability and transferability of the alternative award or for the ability to surrender such alternative awards to SIRVA in exchange for a cash payment equal to the product of (i) the excess of the fair market value over the exercise price (if any), and (ii) the number of shares of common stock covered by such alternative award.

Under Mr. Pickford’s employment agreement, SIRVA may only terminate his employment upon 12 months’ prior notice.

Under Mr. McMahon’s employment agreement, if Mr. McMahon is terminated without “cause” (as defined in Mr. McMahon’s employment agreement) within two years following a change of control, he will be entitled to receive continued payment of his base salary for twelve months, plus a pro-rata annual bonus for the year that includes the year of termination.

Under Mr. Callahan’s employment agreement, if Mr. Callahan’s employment is terminated without “cause” following a sale, merger or other corporate transaction, Mr. Callahan will receive continued payment of his then current base salary for twelve months after the termination date (less the amount, if any, payable to him under the terms of any other severance plan, policy, or program), unless he receives an offer of comparable employment in connection with the transaction.

Tables Reflecting Potential Payments Upon Termination Or Change-In-Control

These tables quantify the amounts described under the heading “Potential Payments Upon Termination or Change-In-Control.”  As noted above, Mr. Kelley voluntarily resigned as a Director and as our President and Chief Executive Officer effective as of April 1, 2007. As a result of Mr. Kelley’s voluntary resignation, he was not entitled to any severance from SIRVA, except that he was entitled to a distribution of his account balance under the ERSP, which was approximately $86,000. As a result, we have not quantified Mr. Kelley’s severance arrangements with SIRVA.

In addition, as noted above, Mr. Kirksey’s employment with SIRVA was terminated on June 7, 2007. As a result of Mr. Kirksey’s termination, under his employment agreement, he is entitled to receive a lump sum payment equal to a pro rata portion of his annual bonus under the MIP for the year of termination, based on performance through Mr. Kirksey’s termination date, and continued payment of his then current base salary and benefits for the period ending on the earlier of (a) twelve months after the termination date and (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 80% of his base salary. Mr. Kirksey is also entitled to a distribution of his account balance under the ERSP, which is approximately $1,800. Mr. Kirksey is required to enter into a general release of claims and separation agreement with us in order to receive any of compensation and benefits described above.

With respect to the tables for the other Named Executive Officers, we have assumed (which may or may not be accurate at the time of actual termination) that:  (a) there is no accrued base salary or annual bonus and (b) all accrued paid time off (PTO) had been used during the calendar per our PTO policy, which states accrued PTO must be used by the end of the year in which it was earned. Unused PTO days are not paid out or carried over into the next calendar year.

Kevin D. Pickford	Death	Disability	Retirement	Voluntary		Involuntarily Not For Cause		For Cause	Following Change In Control
Australian Superannuation(1)	$267,807	$267,807	$267,807	$267,807		$267,807		$267,807	$267,807
Annual Bonus	$—	$—	$—	$—		$—		$—	$—
Stock Options(2)	$—	$—	$—	$—		$—		$—	$—
Health & Welfare Benefits	$—	$—	$—	$—		$—	(4)	$—	$—	(4)
Cash Severance	$—	$—	$—	$—	(3)	$—	(4)	$—	$—	(4)

(1)             Represents Mr. Pickford’s account balance as of December 31, 2006, converted into U.S. dollars using a conversion rate of 1.27084 Australian dollars per U.S. dollar as of the close of business on December 29, 2006 as reported at www.oanda.com/convert/classic.

(2)             This table does not reflect any value with respect to Mr. Pickford’s options because all of his options were “underwater” as of December 31, 2006 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the NYSE).

(3)             Mr. Pickford is required to give 6 months’ written notice upon a voluntary termination under his employment agreement. Mr. Pickford is expected to work the full notice period.

(4)             SIRVA is required to give Mr. Pickford 12 months’ written notice upon an involuntary not for cause, termination. Mr. Pickford is expected to work the full notice period. However, if the company were to relieve Mr. Pickford of his duties immediately, his salary, $324,878, and the cost of his benefits, $4,410, would be payable immediately.

Michael B. McMahon	Death	Disability		Retirement	Voluntary	Involuntarily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$39,239	$39,239		$39,239	$39,239	$39,239		$39,239	$39,239
Annual Bonus(2)	$—	$—		$—	—	$—		$—	$—
Stock Options(3)	$—	$—		$—	—	$—		$—	$—
Health & Welfare Benefits	$—	$132,504	(4)	$—	—	$11,350	(5)	$—	$11,350	(5)
Cash Severance	$—	$—		$—	—	$300,000	(6)	$—	$300,000	(6)

(1)             Represents Mr. McMahon’s account balance as of December 31, 2006.

(2)             Based on company performance, Mr. McMahon would not have been eligible to receive a pro-rata bonus as detailed in his employment agreement. See discussion under “Annual Bonuses and Commissions” in “Compensation Discussion and Analysis” above. As noted in that discussion, the Committee had authorized discretionary annual bonuses to the Named Executive Officers. However, if Mr. McMahon was terminated prior to the payment date, he would not have received such payment.

(3)             This table does not reflect any value with respect to Mr. McMahon’s options because all of his options were “underwater” as of December 31, 2006 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the NYSE).

(4)             Represents the estimated lump-sum valued of all future premiums that would be paid on behalf of Mr. McMahon until age 65 under SIRVA’s health and welfare benefit plans should he become disabled.

(5)             Represents the estimated lump-sum valued of one year’s premiums that would be paid on behalf of Mr. McMahon under SIRVA’s health and welfare benefit plans should he be terminated involuntarily not for cause, whether before or after a change of control.

(6)             Represents the value of continued salary per Mr. McMahon’s employment agreement as discussed above.

Timothy P. Callahan	Death	Disability		Retirement	Voluntary	Involuntarily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$6,401	$6,401		$6,401	$6,401	$6,401		$6,401	$6,401
Annual Bonus	$—	$—		$—	$—	$—		$—	$—
Stock Options(2)	$—	$—		$—	$—	$—		$—	$—
Health & Welfare Benefits	$—	$165,761	(3)	$—	$—	$—		$—	$—
Cash Severance	$—	$—		$—	$—	$250,000	(4)	$—	$250,000	(4)

(1)             Represents Mr. Callahan’s account balance as of December 31, 2006.

(2)             This table does not reflect any value with respect to Mr. Callahan’s options because all of his options were “underwater” as of December 31, 2006 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the NYSE).

(3)             Represents the estimated lump-sum valued of all future premiums that would be paid on behalf of Mr. Callahan until age 65 under SIRVA’s health and welfare benefit plans should he become disabled.

(4)             Represents the value of continued salary per Mr. Callahan’s employment agreement as discussed above.

DIRECTOR COMPENSATION

The following table provides information on SIRVA’s compensation practices during 2006 for its outside directors. Directors who are employed by SIRVA or Clayton Dubilier & Rice, Inc. do not receive any compensation for their Board activities.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Kathleen J. Affeldt(3)	$66,500	$60,000	$126,500
Kelly J. Barlow(4)	$11,823	$15,484	$27,307
Frederic F. Brace	$79,421	$60,000	$139,421
Robert J. Dellinger(5)	$27,000	$100,000	$127,000
Laban P. Jackson, Jr.(6)	$21,000	$50,000	$71,000
Peter H. Kamin(7)	$11,823	$15,484	$27,307
General Sir Jeremy Mackenzie(8)	$21,750	$110,000	$131,750
John R. Miller(9)	$448,250	$60,000	$508,250
Robert W. Nelson(10)	$72,301	$60,000	$132,301
Axel Rückert(11)	$29,750	$30,000	$59,750
Joseph A. Smialowski(12)	$29,750	$30,000	$59,750
Carl T. Stocker(13)	$305,500	$70,000	$373,500
Robert W. Tieken(14)	$35,363	$30,000	$65,363

       (1) The amounts in this column reflect the cash portion of the annual retainer fee, and any committee and/or chairmanship fees, and meeting fees.

       (2) The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for 2006, in accordance with SFAS No. 123 (R), Share-Based Payment with respect to deferred stock awards held by each non-employee director.

As of December 31, 2006, each outside director had the following aggregate number of deferred shares accumulated in their deferral accounts for all years of service as a director:  Kathleen J. Affeldt, 31,893; Frederic F. Brace, 14,891; Robert J. Dellinger, 28,358; Laban P. Jackson, Jr., 9,398; General Sir Jeremy Mackenzie, 31,061; John R. Miller, 10,084; Robert W. Nelson, 10,084; Joseph A. Smialowski, 5,639; Carl T. Stocker, 19,850; and Robert W. Tieken, 5,639. These deferred shares are included in the table in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

       (3) Ms. Affeldt resigned from the Board on April 30, 2007.

       (4) Mr. Barlow joined our Board in September 2006 and earned a pro rata portion of the annual retainer fee from that date. Under an agreement with ValueAct Capital, Mr. Barlow is deemed to hold the deferred stock for the benefit of ValueAct Capital and indirectly for (i) VA Partners, L.L.C., as general partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P., as the manager of ValueAct Capital and (iii) ValueAct Capital Management, LLC, as general partner of ValueAct Capital Management, L.P. Mr. Barlow expressly disclaims beneficial ownership of the shares owned by ValueAct Capital, except to the extent of his pecuniary interest therein. Mr. Barlow resigned from the Board on April 30, 2007.

       (5) Mr. Dellinger elected to receive 100% of the annual retainer fee in deferred stock.

       (6) Mr. Jackson joined our Board in July 2006 and earned a pro rata portion of the annual retainer fee from that date. Mr. Jackson elected to receive 100% of the annual retainer fee in deferred stock.

       (7) Mr. Kamin joined our Board in September 2006 and earned a pro rata portion of the annual retainer fee from that date. Under an agreement with ValueAct Capital, Mr. Kamin is deemed to hold the deferred stock for the benefit of ValueAct Capital and indirectly for (i) VA Partners, L.L.C., as general partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P., as the manager of ValueAct Capital and (iii) ValueAct Capital Management, LLC, as general partner of ValueAct Capital Management, L.P. Mr. Kamin expressly disclaims beneficial ownership of the shares owned by ValueAct Capital, except to the extent of his pecuniary interest therein.

       (8) Sir Jeremy elected to receive 100% of the annual retainer fee and the additional compensation for serving as chair of the Nominating and Governance Committee in deferred stock.

       (9) The cash payment to Mr. Miller includes $400,000 that he received as additional compensation for serving as Chairman of the Board.

(10) Mr. Nelson resigned from the Board on April 30, 2007.

(11) Mr. Rückert resigned from the Board on June 30, 2006. He earned a pro rata portion of the annual retainer fee until that date.

(12) Mr. Smialowski joined our Board in July 2006 and earned a pro rata portion of the annual retainer fee from that date.

(13) Mr. Stocker elected to receive 70% of the annual retainer fee in deferred stock. The cash payment to Mr. Stocker includes $250,000 that he received as additional compensation for serving as Vice Chairman of the Board. Mr. Stocker resigned from the Board on April 16, 2007.

(14) Mr. Tieken joined our Board in July 2006 and earned a pro rata portion of the annual retainer fee from that date. Mr. Tieken became ineligible to receive director compensation on March 8, 2007 when he was appointed Interim Chief Executive Officer.

The SIRVA, Inc. Directors Compensation Policy (as amended and restated, the “Directors Compensation Policy”) was established under the Omnibus Plan, and is it is intended that the Directors Compensation Policy comply with the requirements of section 409A of the Code. The Directors Compensation Policy is designed to enable SIRVA to foster and promote the long-term financial success of SIRVA and its subsidiaries and materially increase stockholder value by motivating superior performance by its non-employee directors, by providing them with an ownership interest in SIRVA, and enabling SIRVA and its subsidiaries to attract and retain the services of outstanding non-employee directors upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

Under the Directors Compensation Policy, for each full calendar year of participation, eligible directors receive base compensation (“Base Compensation”) of $100,000 per year, payable quarterly in arrears 40% in cash and 60% in shares of deferred stock. Deferred stock represents a director’s contractual right to receive a stated number of shares of SIRVA’s common stock in a lump sum on or as soon as reasonably practicable after the six-month anniversary of the date on which the director ceases to be a director. Beginning January 1, 2007, the number of shares of deferred stock credited to an eligible director as of the end of any quarterly or annual period is based on the closing price of one share of SIRVA common stock on the NYSE on the award date. In 2006, the number of shares of deferred stock credited to an eligible director as of the end of any quarterly or annual period was based on the closing price of one share of SIRVA common stock on the NYSE on the trading date immediately prior to the award date. Awards of deferred stock are made to eligible directors out of the 7,600,000 shares of SIRVA common stock reserved for issuance under the Omnibus Plan. An eligible director is entitled to receive a pro rata portion of his or her annual compensation if the director’s service to the Board or any committee commences or terminates after the beginning of a calendar year, based on the number of days served during the applicable calendar year.

Eligible directors also receive the following items (“Additional Compensation”) under the Directors Compensation Policy for each full calendar year of participation:  (i) $400,000 per year, payable quarterly in arrears, if also the chairperson of the Board, (ii) $250,000 per year, payable quarterly in arrears, if also the vice chairperson of the Board, (iii) $25,000 per year if also the chair of the Audit Committee; (iv) $15,000 per year if also the chair of the Finance Committee, (v) $10,000 per year if also the chair of the Compensation Committee or the Nominating and Governance Committee and (vi) at meetings for which minutes are prepared and submitted to the Secretary of the Company for inclusion in its minute book, (a) $1,500 per board and committee meeting for participation in person and (b) $750 per board and committee meeting for participation by telephone or other similar means. Additional Compensation is paid annually in arrears in cash except as noted above. At the time our Board establishes any new committee, the Nominating and Governance Committee may recommend and our Board may approve chair and meeting fees for service on any such committee, which shall be consistent with the fees described above. The position of Vice Chairman was terminated, effective December 2006, provided that if the Chairman of the Board is not “independent” under the NYSE rules, the position of Vice Chairman would be filled. Effective December 14, 2006, the additional retainer for the Chairman of the Audit Committee increased to $40,000, but, effective March 8, 2007, was decreased to $25,000.

Outside directors may elect to receive additional shares of deferred stock in lieu of the cash portion of their Base Compensation and any Additional Compensation for service as a committee chairperson. The number of additional shares of deferred stock received is calculated in the same manner as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2006, Kathleen J. Affeldt, General Sir Jeremy Mackenzie, Axel Rückert, Joseph A. Smialowski and Carl T. Stocker served on the Compensation Committee of our Board. Messrs. Rückert and Stocker and Ms. Affeldt resigned from our Board effective June 30, 2006, April 16, 2007 and April 30, 2007, respectively. Robert J. Dellinger and John R. Miller joined the Compensation Committee on May 1, 2007, and Mr. Smialowski was appointed Chairman of the Compensation Committee effective May 1, 2007. None of the members of our Compensation Committee:

•       was an officer or employee of SIRVA or any of its subsidiaries,

•       was formerly an officer of SIRVA or any of its subsidiaries, or

•       had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Additionally, during 2006, none of our executive officers or directors served as a member of the board of directors, or any compensation committee thereof, of any other entity such that the relationship would require disclosure by SIRVA under Item 404 of Regulation S-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, at June 15, 2007, concerning:

•       each stockholder known to us to beneficially own more than 5% of SIRVA’s outstanding common stock;

•       beneficial ownership of our outstanding common stock by each of our current directors;

•       beneficial ownership of our outstanding common stock by each of our Named Executive Officers; and

•       beneficial ownership of our outstanding common stock by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	17,085,837	23.10%
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	7,102,498	9.60%
ValueAct Capital Master Fund, L.P.(4)	7,131,900	9.64%
MLF Offshore Portfolio Company, L.P.(5)	6,276,800	8.49%
Robert S. Pitts, Jr.(6)	4,000,000	5.41%
Name of Directors and Named Executive Officers(1)
Frederic F. Brace(7)	25,829	*
Robert J. Dellinger(8)	66,142	*
Thomas E. Ireland(9)	—	—
Laban P. Jackson, Jr.(10)	24,295	*
Peter H. Kamin(11)	—	—
Sir Jeremy Mackenzie(12)	47,218	*
John R. Miller(13)	19,022	*
Joseph A. Smialowski(14)	17,459	*
Robert W. Tieken(15)	13,472	*
Brian P. Kelley(16)	866,960	1.17%
J. Michael Kirksey(17)	—	—
Kevin D. Pickford(18)	98,922	*
Michael B. McMahon(19)	50,000	*
Timothy P. Callahan(20)	102,086	*
All directors and executive officers as a group (18 persons)(21)	1,496,034	2.02%

                 * Less than 1%.

       (1) The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a “beneficial owner” of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of June 15, 2007 or August 13, 2007. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

       (2) CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership (“Associates V”), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership (“Fund V”) and has the power to direct Fund V as to the voting and disposition of shares held by Fund V. CD&R Investment Associates II, Inc., a Cayman Island exempted company (“Investment Associates II”), is the managing general partner of Associates V and has the power to direct Associates V as to its direction of Fund V’s voting and disposition of the shares held by Fund V. No person controls the voting and disposition of Investment Associates II, Inc. with respect to the shares owned by Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by Fund V. The business address for each of Fund V, Associates V and Investment Associates II, is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (3) CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership (“Associates VI”), is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”) and has the power to direct Fund VI as to the voting and disposition of shares held by Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company (“Investment Associates VI”), is the general partner of Associates VI and has the power to direct Associates VI as to its direction of Fund VI’s voting and disposition of the shares held by Fund VI. No person controls the voting and disposition of Investment Associates VI with respect to the shares owned by Fund VI. Each of Associates VI and Investment Associates VI expressly disclaims beneficial ownership of the shares owned by Fund VI. The business address for each of Fund VI, Associates VI and Investment Associates VI is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803.

       (4) The business address for ValueAct Capital is 435 Pacific Avenue, Fourth Floor, San Francisco, CA 94133. The address and number of shares of SIRVA common stock beneficially owned by ValueAct Capital is based on the Schedule 13D/A filed by ValueAct Capital with the SEC on October 10, 2006. In addition, as reported in the Schedule 13D/A, ValueAct Capital may be deemed to be the beneficial owner of 31,320,235 shares of common stock, representing approximately 42.4% of our outstanding common stock. Of those shares, 17,085,837 shares are owned of record by Fund V and 7,102,498 shares are owned of record by Fund VI (collectively, the “CD&R Shares” and together with Fund V, the “CD&R Entities”). Solely as a result of the voting agreement, dated September 29, 2006, by and among ValueAct Capital and the CD&R Entities, ValueAct Capital may be deemed to beneficially own the CD&R Shares. All dispositive power and pecuniary interest in the CD&R Shares are held by the CD&R Entities. ValueAct Capital expressly disclaims beneficial ownership of the CD&R Shares. ValueAct Capital also beneficially owns one share of SIRVA’s series A preferred stock, representing all of the outstanding shares thereof. The series A preferred stock entitles ValueAct Capital to appoint two directors to our Board of Directors, subject to specified conditions. Holders of series A preferred stock have no other voting rights, except as provided by the Delaware general corporation law.

       (5) The business address for MLF Offshore Portfolio Company, L.P. (“MLF Offshore”) is c/o Trident Trust Company (Cayman) Ltd., One Capital Place, P.O. Box 847, Grand Cayman, Cayman Islands, B.W.I. The number of shares of SIRVA common stock beneficially owned by MLF Offshore is based on the Schedule 13D/A filed by MLF Offshore with the SEC on February 9, 2007.

       (6) The business address of Mr. Pitts is 767 Fifth Avenue, 6th Floor, New York, New York 10153. Mr. Pitts is the managing member of Steadfast Capital Management LLC, a Delaware limited liability company (the “Investment Manager”), and Steadfast Advisors LLC, a Delaware limited liability company (the “Managing General Partner”). The Managing General Partner has the power to vote and dispose of the securities held by Steadfast Capital, L.P., a Delaware limited partnership (“Steadfast Capital”). The Investment Manager has the power to vote and dispose of the securities held by American Steadfast, L.P., a Delaware limited partnership (“American Steadfast”), and Steadfast International Ltd., a Cayman Island exempted company (the “Offshore Fund”). Steadfast Capital, American Steadfast and Offshore Fund hold 654,447, 1,335,738 and 2,009,815 shares, respectively, of SIRVA common stock. The number of shares of SIRVA common stock beneficially owned by these parties is based on the Schedule 13G filed by the parties with the SEC on April 16, 2007.

       (7) Includes 23,829 deferred shares held by Mr. Brace pursuant to the SIRVA, Inc. Directors Compensation Policy (the “Directors Policy”).

       (8) Includes 43,255 deferred shares held by Mr. Dellinger pursuant to the SIRVA, Inc. Directors Compensation Plan (the “Directors Plan”) and the Directors Policy.

       (9) Does not include 17,085,837 shares owned by Fund V or 7,102,498 shares owned by Fund VI. Mr. Ireland may be deemed to share beneficial ownership of the shares owned of record by Fund V by virtue of his status as a shareholder of Investment Associates II, the managing general partner of Associates V, and by Fund VI by virtue of his status as a shareholder of Investment Associates VI, the general partner of Associates VI. However, Mr. Ireland expressly disclaims beneficial ownership of the shares owned by Fund V and Fund VI, respectively.

(10) Includes 24,295 deferred shares held by Mr. Jackson pursuant to the Directors Policy.

(11) Does not include 9,087 deferred shares held by Mr. Kamin pursuant to the Directors Policy. Under an agreement with ValueAct Capital, Mr. Kamin is deemed to hold the deferred stock for the benefit of ValueAct Capital and indirectly for (i) VA Partners, L.L.C. as general partner of ValueAct Capital (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital and (iii) ValueAct Capital Management, LLC as general partner of ValueAct Capital Management, L.P. Also does not include 7,131,900 shares of common stock and one share of series A preferred stock of SIRVA owned by ValueAct Capital. Mr. Kamin is a managing member of VA Partners, LLC and ValueAct Capital Management, L.P. Mr. Kamin expressly disclaims beneficial ownership of the shares owned by ValueAct Capital, except to the extent of his pecuniary interest therein.

(12) Includes 46,153 deferred shares held by Sir Jeremy Mackenzie pursuant to the Directors Plan and the Directors Policy.

(13) Includes 19,022 deferred shares held by Mr. Miller pursuant to the Directors Policy.

(14) Includes 17,459 deferred shares held by Mr. Smialowski pursuant to the Directors Policy.

(15) Includes 13,472 deferred shares held by Mr. Tieken pursuant to the Directors Policy.

(16) Includes 645,060 shares issuable to Mr. Kelley upon exercise of options exercisable within 60 days. Mr. Kelley resigned as President and Chief Executive Officer of SIRVA, effective as of April 1, 2007.

(17) Mr. Kirksey’s employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007.

(18) Includes 75,147 shares issuable to Mr. Pickford upon exercise of options exercisable within 60 days.

(19) Includes 50,000 shares issuable to Mr. McMahon upon exercise of options exercisable within 60 days.

(20) Includes 75,720 shares issuable to Mr. Callahan upon exercise of options exercisable within 60 days.

(21) Includes 939,327 shares issuable upon exercise of options exercisable within 60 days, and 187,485 deferred shares held pursuant to the Directors Plan and the Directors Policy.

Equity Compensation Plan Information

The following table sets forth information, as of the fiscal year ended December 31, 2006, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

			(c)
			Number of securities
			remaining for available for
	(a) Number of securities	(b)	future issuance under equity
Plan Category	to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,427,754	$8.70	6,947,943
Equity compensation plans not approved by security holders	—	—	—
Total	4,427,754		6,947,943

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Equity Sponsor

Clayton, Dubilier & Rice, Inc., a private investment firm organized as a Delaware corporation (“CD&R”), manages a series of investment funds, including Fund V and Fund VI (“CD&R Funds”). The CD&R Funds, both of which are Cayman Islands exempted limited partnerships, are our two largest stockholders. Fund V and Fund VI own 23.10% and 9.60%, respectively, of our outstanding common stock, as of June 15, 2007.

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

One of our directors, Thomas E. Ireland, is a principal of CD&R, a limited partner of Associates V and Associates VI, and a stockholder and director of Investment Associates II and Investment Associates VI.

Consulting Agreement

SIRVA, NAVL and CD&R are parties to an amended and restated consulting agreement, dated as of January 1, 2001, pursuant to which CD&R provides us with financial advisory and management consulting services. CD&R receives a management fee of approximately $1.0 million annually and reimbursement for certain expenses, which we review on an annual basis. CD&R has waived the management fee for the year ended December 31, 2006 and the year ending December 31, 2007.

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

Notes Offering

On September 29, 2006, we sold $75 million aggregate principal amount of our Convertible Notes pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006, to ValueAct Capital and MLF Offshore. ValueAct Capital and MLF Offshore own 9.64% and 8.49%, respectively, of our outstanding common stock as of June 15, 2007. On September 29, 2006, we also sold to ValueAct Capital one share of our series A preferred stock, representing all of the issued and outstanding shares of series A preferred stock. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have also entered into a registration rights agreement, dated as of September 29, 2006 (the “Registration Rights Agreement”), with ValueAct Capital and MLF Offshore. Pursuant to the terms of the Registration Rights Agreement, we have agreed to use our reasonable best efforts to file with the SEC and cause to become effective within specified deadlines, a shelf registration statement with respect to the resale of shares of Convertible Preferred Stock issuable upon conversion of the Convertible Notes and shares of common stock issuable upon conversion of such preferred stock. The holders of these securities are also entitled to piggy-back registration rights in underwritten public offerings of our equity securities, or securities or other obligations exercisable, exchangeable or convertible into equity securities, for a period of five years after the Convertible Notes convert into the preferred stock. If we are unable to comply with certain of our obligations under the Registration Rights Agreement, the dividend rate or accretion rate applicable to the Convertible Preferred Stock may be increased by 0.50% per annum. We have also agreed to pay all fees and expenses of registration under the Registration Rights Agreement other than underwriting discounts and commissions.

One of our directors, Peter H. Kamin, is a partner of ValueAct Capital Management, L.P., the manager of ValueAct Capital. Mr. Kamin was elected to our Board pursuant to the terms of our series A preferred stock. See Item 10, “Directors, Executive Officers and Corporate Governance—Identification of Directors and Executive Officers.”

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

Other Arrangements

On July 1, 2002, we entered into a ten-year agreement for outsourcing services with Covansys Corporation (“Covansys”) and Affiliated Computer Services, Inc. to provide outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys is a related party, as approximately 16.9% of its outstanding common stock is beneficially owned by Fund VI. At December 31, 2006, the remaining total purchase commitment to Covansys was $32.9 million. We incurred expense of $6.3 million under this arrangement for the year ended December 31, 2006.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted formal procedures to specifically protect the interests of our minority stockholders in relation to future transactions with our principal stockholders. However, our Board of Directors has adopted corporate governance guidelines, which require each director to avoid taking actions or having interests that might result in a conflict of interest with our interests. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the Corporate Secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, our directors who are employees or partners of CD&R or ValueAct Capital will be required to recuse themselves from any discussion or decision regarding any transaction with the respective principal stockholders. These guidelines do not, by themselves, prohibit transactions with our principal stockholders.

In addition, on an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Our Board of Directors reviews such transactions to identify impairments to director independence and in connection with disclosure obligations under Item 404(a) of Regulation S-K of the Exchange Act.

Director Independence

The Board of Directors has adopted standards for director independence in compliance with the NYSE corporate governance listing standards. In 2006, Kathleen J. Affeldt, Kelly J. Barlow, Frederic F. Brace, Robert J. Dellinger, Laban P. Jackson, Jr., Peter H. Kamin, Brian P. Kelley, General Sir Jeremy Mackenzie, John R. Miller, Robert W. Nelson, James W. Rogers, Axel Rückert, Richard J. Schnall, Joseph A. Smialowski, Carl T. Stocker and Robert W. Tieken served as members of our Board of Directors. Mr. Rückert resigned from the Board in June 2006. Mr. Rogers resigned from the Board in December 2006 and was replaced by Thomas E. Ireland, effective January 1, 2007. In addition, Mr. Kelley resigned as SIRVA’s President and Chief Executive Officer and a director in March 2007, and Ms. Affeldt and Messrs. Barlow, Nelson, Schnall and Stocker resigned as directors in April 2007.

In 2006, the Board determined that each of Ms. Affeldt and Messrs. Brace, Dellinger, Jackson, Mackenzie, Miller, Nelson, Rückert, Smialowski and Stocker were independent directors. The Board also had determined that Mr. Tieken was an independent director until his appointment as Interim Chief

Executive Officer in March 2007, which was effective as of April 1, 2007. Each of these directors meets the independence requirements of the NYSE and has no other material relationships with SIRVA that the Board of Directors, after considering all relevant facts and circumstances, believes would interfere with the exercise of independent judgment in carrying out such director’s responsibilities.

The majority of SIRVA’s directors, and each member of its Audit Committee, Compensation Committee and Nominating and Governance Committee, qualify as independent directors under the rules of the NYSE.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of annual audits and tax fees

PricewaterhouseCoopers LLP, Chicago, Illinois (“PwC”) was retained to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2005. In October 2006, the Audit Committee of our Board of Directors selected Ernst & Young LLP (“E&Y”) to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2006, replacing PwC. PwC continued to serve as our independent registered public accounting firm for the year ended December 31, 2005. Fees and expenses for the respective year’s audit in total and for audit-related, tax and other services performed during fiscal years 2006 and 2005 by E&Y and PwC were as follows:

	2006		2005
	(In millions)
	E&Y	PwC	PwC
Audit fees	$5.1	$—	$10.7
Audit-related fees*	$—	$0.3	$6.8
Tax fees**	$—	$0.8	$1.4
All other fees	$—	$—	$0.4

*                    Includes $6.8 million in 2005 for special investigation services

**             Tax fees primarily consist of tax compliance services.

Audit Fees:   Consists of total fees and expenses for the respective year’s audit of SIRVA’s consolidated financial statements, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees:   Consists of fees and expenses billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of SIRVA’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees:   Consists of fees and expenses billed for services rendered during the fiscal year for tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees and expenses billed for services rendered during the fiscal year for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, assistance with customs and duties audits, expatriate tax services, and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning and for individual income tax preparation.

All Other Fees:   Consists of fees and expenses billed for services rendered during the fiscal year for all other services other than those reported above. These services include benchmarking surveys and specialized consulting. SIRVA’s intent is to minimize services in this category.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since December 12, 2002, the Audit Committee of our Board of Directors has pre-approved all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting. Prior to December 12, 2002, SIRVA did not have a pre-approval process.

The Audit Committee considered whether the provision of each of the above-referenced non-audit services by PwC or E&Y was compatible with maintaining the independence of PwC or E&Y and concluded that such independence has been maintained.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(1)   Financial Statements

The following consolidated financial statements of SIRVA, Inc. and Reports of Independent Registered Public Accounting Firms are filed as part of this report.

(2)   Financial Statement Schedule

The following financial statement schedule of SIRVA, Inc. is filed as part of this report and should be read in conjunction with the consolidated financial statements of SIRVA, Inc.:

II. Valuation and qualifying accounts and reserves	171

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)   Exhibit List

Each management contract or compensatory plan or arrangement required to be filed as an exhibit is identified by an asterisk (*).

Exhibits

Exhibit Number	Description of Document	Method of Filing
(3)	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
3.3	Amended and Restated Certificate of Designations of 8.00% Convertible Perpetual Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.

3.4	Certificate of Designations of Series A Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
3.5	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Previously filed as Exhibit 3.3 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(4)	Instruments Defining the Rights of Security Holders.
4.1	Form of 12.00% Convertible Notes Due June 1, 2011.	Previously filed as Exhibit 4.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
(10)	Material Contracts.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc.	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.2

Credit Agreement, dated as of December 1, 2003, among SIRVA Worldwide, Inc. the foreign subsidiary borrowers from time-to-time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Banc of America Securities LLC, as syndication agent and Credit Suisse First Boston, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners.

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

10.4(f)

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
10.4(g)

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
10.4(h)

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
10.11

Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of June 1, 2006, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, and Washington Mutual Bank, FA, as a lender, lead arranger and agent.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
10.12	First Amendment to Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of October 25, 2006, by and among SIRVA Mortgage, Inc. and Washington Mutual Bank, FA, as lender.	Filed herewith.
10.13	Stock Subscription Agreement, dated as of April 12, 2002, between SIRVA, Inc. and Clayton, Dubilier & Rice Fund VI Limited Partnership.	Previously filed as Exhibit 10.22 to Amendment No. 2 to North American Van Lines, Inc. Form S-4, filed May 22, 2002 and incorporated herein by reference.
10.14*	SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.42 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.15*	Form of Stock Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.16*	SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.17*	First Amendment to the SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.18*	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.19	Form of Other Investor Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.48 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.20*	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.21*	SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.22*	First Amendment to the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.23*	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.24*	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of December 14, 2006.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 16, 2007 and incorporated herein by reference.
10.25*	SIRVA, Inc. Management Incentive Plan.	Previously filed as Exhibit 10.52 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.26*	SIRVA, Inc. 2006 Management Incentive Plan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 13, 2006 and incorporated herein by reference.
10.27(a)*	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.27(b)*	Amendment No. 1 to the Employment Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.28*	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment.	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.29*	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 21, 2005 and incorporated herein by reference.
10.30*	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford.	Previously filed as Exhibit 10.65 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.31*	Employment Agreement dated as of December 13, 2005 between SIRVA, Inc. and J. Michael Kirksey.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed December 6, 2005 and incorporated herein by reference.
10.32*	Employment Agreement, dated as of January 23, 2006, between SIRVA, Inc. and Eryk J. Spytek.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 27, 2006 and incorporated herein by reference.
10.33*	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.34

Second Amended and Restated Receivables Sale Agreement, dated as of December 22, 2006, among SIRVA Relocation Credit LLC, as seller, SIRVA Relocation LLC, Executive Relocation Corporation and SIRVA Global Relocation, Inc., as servicers and originators, the Purchasers party thereto, and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed December 29, 2006 and incorporated herein by reference.
10.35

Second Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2006, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, Executive Relocation Corporation and SIRVA Global Relocation, Inc.

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed December 29, 2006 and incorporated herein by reference.

10.36

Agreement for the Sale and Purchase of the Shares in midiData Logistik GmbH, North American (UK) Ltd. and SIRVA Netherlands BV, dated December 22, 2004, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.

Previously filed as Exhibit 10.76(a) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.37	Amendment and Settlement Letter, dated January 31, 2005, by and among various subsidiaries of SIRVA, Inc. and Wincanton plc and SIRVA Worldwide, Inc.	Previously filed as Exhibit 10.76(b) to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.38	Asset Purchase Agreement, dated as of September 9, 2004, by and between Specialized Transportation Agent Group, Inc. and North American Van Lines, Inc.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.39	Stock Purchase Agreement, dated as of November 9, 2004, by and among North American International Holding Corporation, SIRVA Worldwide, Inc. and Standard Federal Bank, N.A.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.40	Asset Purchase Agreement, dated as of July 14, 2005, by and between NAL Worldwide LLC and North American Van Lines, Inc.	Previously filed as Exhibit 10.77 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
10.41	Purchase Agreement, dated as of September 21, 2005 by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.
10.42

Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Asia Pacific) Pty Limited, SIRVA Worldwide, Inc., IM Australia Holdings Pty Ltd, IM New Zealand Holdings ULC and Iron Mountain Incorporated.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.
10.43	Share Sale Agreement, dated as of October 14, 2005, by and among SIRVA (Australia) Pty Limited, SIRVA Worldwide, Inc., IM New Zealand Holdings ULC and Iron Mountain Incorporated.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed October 21, 2005 and incorporated herein by reference.

10.44	Agreement, dated as of March 15, 2006, by and among SIRVA UK Limited, Crown Relocation Services Limited and Crown Worldwide Holdings Limited.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 20, 2006 and incorporated herein by reference.
10.45	Registration Rights Agreement, dated as of September 29, 2006, among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
10.46(a)

Voting Agreement, dated as of September 29, 2006, among ValueAct Capital Master Fund, L.P., MLF Offshore Portfolio Company, L.P., Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
10.46(b)

Amendment to Voting Agreement, dated as of October 10, 2006, among ValueAct Capital Master Fund, L.P., MLF Offshore Portfolio Company, L.P., Clayton, Dubilier & Rice Fund V Limited Partnership and Clayton, Dubilier & Rice Fund VI Limited Partnership.

Filed herewith.
(14)	Code of Ethics.
14.1	2004 SIRVA, Inc. Guide to the Code of Business Conduct.	Previously filed as Exhibit 14.2. SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(21)	Subsidiaries of the Registrant.
21.1	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
(23)	Consents
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(24)	Power of Attorney.
24.1	Power of Attorney.	Filed herewith.
(31)	Rule 13a—14 (a) / 15 (d)—14 (a) Certifications.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SCHEDULE II

SIRVA, INC.
VALUATION AND QUALIFYING ACCOUNTS
At and for the Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(In millions)
2006:
Allowance for doubtful accounts	$19.3	$1.9	$—	$(5.4)	$15.8
Valuation allowance for deferred tax assets	$178.7	$30.5	$3.9	$—	$213.1
2005:
Allowance for doubtful accounts	$24.8	$9.2	$—	$(14.7)	$19.3
Valuation allowance for deferred tax assets	$4.0	$170.3	$5.2	$(0.8)	$178.7
2004:
Allowance for doubtful accounts	$21.8	$9.8	$—	$(6.8)	$24.8
Valuation allowance for deferred tax assets	$0.7	$3.3	$—	$—	$4.0

(a)           Amount recorded in other comprehensive loss.

(b)          Primarily related to write-offs and disposals of accounts receivable, net of recoveries, and currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, Inc.
By:	/s/ Robert W. Tieken
Robert W. Tieken
Interim Chief Executive Officer
June 28,2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Robert W. Tieken	Director and Interim Chief Executive Officer	June 28,2007
Robert W. Tieken	(principal executive officer)
/s/ James J. Bresingham	Executive Vice President, Chief Accounting Officer and Acting Chief Financial Officer	June 28, 2007
James J. Bresingham	(principal financial and accounting officer)
/s/ John R. Miller*	Director	June 28, 2007
John R. Miller
/s/ Frederic F. Brace*	Director	June 28, 2007
Frederic F. Brace
/s/ Robert J. Dellinger*	Director	June 28, 2007
Robert J. Dellinger
/s/ Thomas E. Ireland*	Director	June 28, 2007
Thomas E. Ireland
/s/ Laban P. Jackson, Jr.*	Director	June 28, 2007
Laban P. Jackson, Jr.
/s/ Peter H. Kamin*	Director	June 28, 2007
Peter H. Kamin
/s/ General Sir Jeremy Mackenzie*	Director	June 28, 2007
General Sir Jeremy Mackenzie
/s/ Joseph A. Smialowski*	Director	June 28, 2007
Joseph A. Smialowski

* By:	/s/ Robert W. Tieken
Robert W. Tieken Attorney-in-fact