Form 10-Q
period 2007-03-31
SIRVA INC
filed 2007-07-13
CIK 1181232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

SIRVA, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	27
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	28
ITEM 1A.	Risk Factors	*
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	*
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	28

*                    No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries and their predecessors, except where the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In millions, except per share amounts)	Three Months Ended March 31,
	2007	2006
Revenues:
Service	$411.0	$411.5
Home sales	444.4	346.1
Total revenues	855.4	757.6
Direct expenses:
Purchased transportation expense	216.8	235.1
Cost of homes sold	449.9	351.9
Other direct expense	121.4	106.2
Total direct expenses	788.1	693.2
Gross margin	67.3	64.4
Operating expenses:
General and administrative expense	86.7	84.3
Restructuring expense	3.4	0.1
Intangibles amortization	1.9	2.4
Operating loss from continuing operations	(24.7)	(22.4)
Interest expense, net	15.1	10.2
Gain on sale of businesses	(3.6)	—
Other expense, net	0.3	—
Debt extinguishment expense	—	1.0
Loss from continuing operations before income taxes	(36.5)	(33.6)
Income tax benefit	(6.9)	(1.1)
Loss from continuing operations	(29.6)	(32.5)
Income from discontinued operations, net of income tax expense of zero and $17.4, respectively	—	4.4
Net loss	$(29.6)	$(28.1)
Basic and diluted loss per share:
Loss from continuing operations	$(0.40)	$(0.44)
Income from discontinued operations	—	0.06
Net loss	(0.40)	(0.38)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In millions, except share amounts)	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$42.2	$40.6
Accounts and notes receivable, net of allowance for doubtful accounts of $14.4 and $15.8, respectively	323.0	363.7
Relocation properties held for resale, net	204.0	223.9
Mortgages held for resale	85.6	86.9
Retained interest in receivables sold	40.7	49.0
Other current assets	33.6	35.7
Total current assets	729.1	799.8
Goodwill	295.4	295.0
Intangible assets, net	210.4	212.0
Property and equipment, net	72.8	86.6
Other long-term assets	24.2	25.8
Total long-term assets	602.8	619.4
Total assets	$1,331.9	$1,419.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259.0	$269.9
Short-term debt	147.9	159.9
Deferred revenue and other deferred credits	61.9	52.8
Accrued income taxes	46.8	54.9
Book overdrafts	45.0	39.5
Accrued purchased transportation expense	43.4	74.7
Other current liabilities	103.1	113.3
Total current liabilities	707.1	765.0
Long-term debt	441.5	429.7
Deferred income taxes	68.5	68.3
Other long-term liabilities	87.0	97.4
Total long-term liabilities	597.0	595.4
Total liabilities	1,304.1	1,360.4
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,964,515 issued and outstanding at March 31, 2007 and December 31, 2006	0.7	0.7
Additional paid-in-capital	482.0	481.8
Accumulated other comprehensive loss	(17.0)	(15.4)
Accumulated deficit	(437.9)	(408.3)
Total stockholders’ equity	27.8	58.8
Total liabilities and stockholders’ equity	$1,331.9	$1,419.2

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In millions)	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(29.6)	$(28.1)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7.2	9.6
Gain on sale of assets, net	(4.7)	(27.1)
(Decrease) increase in accrual for losses on relocation properties	(3.4)	1.4
Provision for losses on accounts and notes receivable	1.4	1.7
Deferred income taxes	0.3	3.4
Stock compensation expense	0.2	0.9
Write-off of deferred debt issuance costs	—	1.0
Change in operating assets and liabilities:
Originations of mortgages held for resale	(300.3)	(280.5)
Sales of mortgages held for resale	301.7	289.9
Accounts and notes receivable	23.2	31.3
Accounts payable	(2.6)	8.6
Other current assets and liabilities	(0.2)	(20.0)
Other long-term assets and liabilities	(7.7)	(5.0)
Net cash used for operating activities	(14.5)	(12.9)
Cash flows from investing activities:
Dispositions, net of cash sold	6.7	85.7
Capital expenditures	(2.4)	(4.4)
Other investing activities	0.4	(0.3)
Net cash provided by investing activities	4.7	81.0
Cash flows from financing activities:
Borrowings on mortgage and relocation facilities	298.6	285.8
Repayments on mortgage and relocation facilities	(307.4)	(298.4)
Borrowings on short-term and long-term debt	237.5	289.7
Repayments on short-term and long-term debt	(224.2)	(334.7)
Change in book overdrafts	5.5	(7.8)
Repayments on capital lease obligations	(0.8)	(1.6)
Debt issuance costs	—	(1.8)
Net cash provided by (used for) financing activities	9.2	(68.8)
Effect of exchange rate changes on cash and cash equivalents	2.2	(1.0)
Net increase (decrease) in cash and cash equivalents	1.6	(1.7)
Cash and cash equivalents at beginning of period	40.6	30.3
Cash and cash equivalents at end of period	$42.2	$28.6

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in SIRVA, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements for the periods shown. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year. Certain amounts for the prior year have been reclassified to conform to the 2007 presentation.

Income taxes.   In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The adoption did not have a material impact on the Company’s financial statements. See Note 7 “Income Taxes” for further discussion.

Recently issued accounting pronouncements.   In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 on January 1, 2008. The Company has not yet evaluated the impact that this statement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 on January 1, 2008. The Company has not yet evaluated the impact that this statement will have on its financial statements.

NOTE 2. LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

(In millions, except per share amounts)	Three Months Ended March 31,
	2007	2006
Loss from continuing operations	$(29.6)	$(32.5)
Basic and diluted weighted-average common shares outstanding	74.2	73.9
Basic and diluted loss per share from continuing operations	$(0.40)	$(0.44)

Options to purchase 3.9 million and 1.3 million shares of common stock were outstanding during the three-month periods ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted loss per share from continuing operations because the options’ exercise prices were greater than the average market price of the common shares. For the three-month period ended March 31, 2006, potentially dilutive options totaling 1.0 million shares have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its convertible notes due 2011. Effective June 27, 2007, the Company amended the terms of the convertible notes (as amended, “Convertible Notes”). The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. If the Convertible Notes were converted to Convertible Preferred Stock and the Convertible Preferred Stock was subsequently converted to common stock, common stock outstanding would increase by 25.0 million shares, or 33.7%, as of March 31, 2007. See Note 11 “Subsequent Events” for discussion of an amendment of the Convertible Notes with an effective date of June 27, 2007.

NOTE 3. COMPREHENSIVE LOSS

Comprehensive loss, net of tax, consisted of the following:

(In millions)	Three Months Ended March 31,
	2007	2006
Net loss	$(29.6)	$(28.1)
Foreign currency translation adjustment*	(1.2)	1.0
Unrealized hedging loss*	(1.5)	(0.4)
Amortization of net actuarial losses on pension and postretirement plans*	1.1	—
Unrealized losses on pension and postretirement plans*	—	(0.2)
Comprehensive loss	$(31.2)	$(27.7)

*                    net of tax effect of zero

The components of accumulated other comprehensive loss were:

(In millions)	March 31, 2007	December 31, 2006
Foreign currency translation adjustment	$42.1	$43.3
Unrealized hedging loss	(2.2)	(0.7)
Unrealized losses on pension and postretirement plans	(56.9)	(58.0)
Accumulated other comprehensive loss	$(17.0)	$(15.4)

NOTE 4. PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the Primarily Domestic and U.K. defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Primarily Domestic
Interest cost	$1.8	$1.7
Expected return on plan assets	(2.3)	(1.8)
Amortization of actuarial loss	0.6	0.8
Net periodic benefit cost	$0.1	$0.7
United Kingdom
Service cost	$0.8	$0.8
Interest cost	1.5	1.1
Expected return on plan assets	(1.8)	(1.5)
Amortization of actuarial loss	0.4	0.4
Net periodic benefit cost	$0.9	$0.8

The Company contributed $0.2 million during the first quarter of 2007 to the Primarily Domestic plans and expects to contribute a total of $7.6 million in 2007. The Company contributed $8.5 million during the first quarter of 2007 to the U.K. defined benefit plan and expects to contribute a total of $11.0 million in 2007.

NOTE 5. RESTRUCTURING EXPENSE

In the first quarter of 2007 as a result of the sale of the continental Europe moving services operations (see Note 6 “Gain on Sale of Businesses”), the Company restructured its remaining continental European operations. Severance benefits for 23 individuals resulted in charges of $3.4 million.

In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. In the first quarter of 2006, the Company recognized charges of $0.1 million for other costs.

The restructuring accrual balance was $3.9 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively. Severance and employee benefits will be paid by September 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The

following table provides details of the restructuring accrual activity for the three months ended March 31, 2007:

(In millions)	Severance and Employee Benefits	Facility Lease Accruals	Total
Balance at December 31, 2006	$0.7	$0.4	$1.1
Restructuring charge	3.4	—	3.4
Payments	(0.2)	—	(0.2)
Other adjustments	(0.4)	—	(0.4)
Balance at March 31, 2007	$3.5	$0.4	$3.9

NOTE 6. GAIN ON SALE OF BUSINESSES

On March 31, 2007, the Company sold its continental Europe moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary, France, Belgium and Russia to Transeuro Amertrans International Holdings BV, an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. Specifically, the Company sold all of the issued and outstanding shares of capital stock of Allied Arthur Pierre SA, Allied Pickfords BV, Allied Pickfords KeS Kft, Allied Pickfords Polska Sp. Zoo, Allied Pickfords sro, Allied Varekamp BV, SIRVA Deutschland GmbH, Scanvan Holding AB, SIRVA S.A., and SIRVA France S.A.S., and the Company’s moving services operations in Belgium, operated by Allied Arthur Pierre NV.

The purchase price was $10.0 million. Total costs to sell were $2.3 million. The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $17.8 million, property and equipment of $11.0 million, other assets of $5.3 million, accounts payable and accrued liabilities of $25.1 million, and capital lease obligations of $4.0 million. Also, currency translation adjustments of $2.6 million previously recorded in accumulated other comprehensive loss were realized. The transaction resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In addition, the Company incurred legal, accounting and other charges associated with the transaction of approximately $2.0 million, which have been recorded in general and administrative expense.

Net proceeds from the sale in the first quarter of 2007 were $6.7 million after transfer of $4.1 million of cash included in net assets sold and fees paid of $0.2 million. Additional proceeds of $1.2 million will be collected in the second quarter, which will be offset by fees paid of $2.1 million that were accrued at the end of the first quarter. Proceeds will be further adjusted in the third quarter for any purchase price adjustments.

In connection with the transaction, TEAM entered into authorized representative agreements in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

NOTE 7. INCOME TAXES

For the three months ended March 31, 2007, the Company recorded an income tax benefit of $6.9 million based on a pre-tax loss from continuing operations of $36.5 million, resulting in an effective income tax rate of 19.0%. The difference between the effective income tax rate and statutory tax rate for the three-month period ended March 31, 2007 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance, as well as a tax benefit recorded on the sale of the continental Europe moving services operations. Exclusive of deferred tax valuation allowances and a tax benefit recognized from the sale of the continental Europe moving services operations, the effective income tax rate would have been 36.3%. For the three months ended March 31, 2006, the Company recorded an income tax benefit of $1.1 million based on a pre-tax loss from continuing operations of $33.6 million, resulting in an effective income tax rate of 3.2%. The difference between the effective income tax rate and statutory tax rate for the three months ended March 31, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 36.2%.

As discussed in Note 1 “Summary of Significant Accounting Policies”, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption did not have a material effect on the tax liability for unrecognized income tax benefits. As of January 1, 2007, the Company has $0.3 million of gross unrecognized tax benefits, which would affect the effective tax rate if recognized. These amounts of unrecognized tax benefits have not changed materially for the period ended March 31, 2007 and are not expected to change significantly in the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in general and administrative expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service has examined the Company’s 1998–2000 U.S. federal income tax returns. The tax years 2004–2006 remain open to examination for federal income tax purposes. Although tax years 2004 and prior are not subject to examination because of the expiration of the statute of limitations, the Company has various regular and alternative minimum tax net operating loss carryforwards that it may utilize in future years. The Internal Revenue Service could propose adjustments to the closed years by reducing the net operating loss carryforward available to future years provided the net operating loss carryforwards are utilized in an open year. However, the Company does not expect such issue to arise with respect to its closed years. The status of state and foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

NOTE 8. DISCONTINUED OPERATIONS

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

Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $0.3 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively.

Gain on disposals, net of tax, were $0.3 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively. Gain on disposal in the first quarter of 2007 of $0.3 million represents amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. A gain of $0.3 million was also included in gain on disposal in the first quarter of 2006. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations.

Interest costs were allocated to the discontinued businesses in the first quarter of 2006 based on the ratio of net assets to be sold to the sum of total net assets. This allocation was made so that historical results would be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

At December 31, 2006, remaining accruals related to previously discontinued operations for facility leases were $9.4 million. Payments of $0.5 million were made during the first quarter of 2007. The balance at March 31, 2007 was $8.9 million, of which $2.5 million was recorded in other current liabilities in the Condensed Consolidated Balance Sheets. Remaining payments will be made through November 2014.

NOTE 9. OPERATING SEGMENTS

The Company reports its results in the following reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. Financing, tax, information technology, legal and other related expenses are allocated to the segments. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

As discussed in Note 8 “Discontinued Operations”, in the first quarter of 2006, the Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment, was discontinued. The results of this business are included as discontinued operations in the condensed consolidated financial statements for all periods presented.

Segment information is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Revenues:
Global Relocation Services	$527.3	$415.9
Moving Services North America	227.9	251.1
Moving Services Europe and Asia Pacific	100.2	90.6
Total Continuing Operations	$855.4	$757.6
Operating loss from continuing operations:
Global Relocation Services	$(3.4)	$(3.9)
Moving Services North America	(4.8)	(4.4)
Moving Services Europe and Asia Pacific	(8.0)	(3.1)
Corporate	(8.5)	(11.0)
Total Continuing Operations	$(24.7)	$(22.4)

Total assets:	March 31,	December 31,
	2007	2006
Global Relocation Services	$707.7	$725.2
Moving Services North America	343.0	371.9
Moving Services Europe and Asia Pacific	241.5	282.6
Corporate (1)	39.3	39.1
Total Continuing Operations	$1,331.5	$1,418.8

(1)          Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment, and other miscellaneous assets.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company’s initial and secondary public offerings, the Company’s former independent registered public accounting firm, and the private investment fund that manages the Company’s controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: the Company’s restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in the Company’s European operations, insurance reserves, financial forecasting and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (“Securities Act”) as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified damages.

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

On June 22, 2007, the Company entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by the Company or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, the Company recorded a charge of $5.6 million in the first quarter of 2006, reflecting its best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

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

Governmental Investigations—European Union

Some of the Company’s former moving services operations in continental Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

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

The Company is cooperating with the investigations. For the three months ended March 31, 2007, the Company recorded legal fees of $0.5 million in relation to this matter. For the three months ended March 31, 2006, legal fees were insignificant. The Company has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

NOTE 11. SUBSEQUENT EVENTS

Effective June 25, 2007, the Company entered into an amendment of the Credit Facility. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants relating to debt leverage and interest coverage through 2008. The changes in the financial covenants were required to maintain compliance through 2008 based on the Company’s expected future operating results. The Company deferred amendment fees of approximately $3.7 million associated with this amendment in 2007. These fees will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million in the second quarter of 2007.

Effective June 27, 2007, the Company amended the terms of the $75.0 million convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company’s common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of the Company’s Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of the Company’s common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of SIRVA, Inc. (the “Company”) and factors affecting the Company’s financial resources. This discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, set forth herein under Item 1 “Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a leader in the global relocation industry providing our relocation solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. In 2007, we operated in more than 45 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers’ needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

In the first quarter of 2007, we sold our moving services operations in France, Belgium, Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The purchase price was approximately $10.0 million, subject to certain closing adjustments, and resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In addition, we incurred legal, accounting and other charges of approximately $2.0 million, which have been recorded in general and administrative expense. As a result of the transaction, we also incurred severance charges of $3.4 million in the first quarter of 2007 and will incur charges of $0.7 million in the second and third quarters of 2007. In addition, a charge of approximately $0.3 million is expected in the third quarter of 2007 to exit a facility. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

In the first quarter of 2007, the Global Relocation Services segment grew 26.8% over the corresponding period in 2006, with home sales revenues up 28.4%. The Moving Services North America segment continued to be impacted by a soft housing market resulting in revenues declining 9.2%. In our Moving Services Europe and Asia Pacific segment, excluding the impact of exchange rates, revenues increased slightly. Operating loss from continuing operations increased to $24.7 million in the first quarter of 2007 from $22.4 million for the corresponding period in 2006. Excluding the impact of exchange rates, operating loss declined $1.5 million compared to 2006. Excluding the 2007 restructuring charges of $3.4 million and the continental Europe sale costs of $2.0 million and the 2006 legal charges of $8.3 million related to the securities class action complaint and settlement of the OOIDA litigation, operating losses from continuing operations increased $5.2 million.

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. See “Liquidity and Capital Resources” for further discussion. We deferred amendment fees of approximately $3.7 million incurred for this amendment, which will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million in the second quarter of 2007.

Effective June 27, 2007, we amended the terms of the $75.0 million convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

Seasonality

Our operations are subject to seasonal trends. Revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing in the moving services business than in the winter months.

Results of Continuing Operations

Consolidated Results of Continuing Operations

	Three months ended March 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$855.4	$757.6	12.9%
Gross margin	67.3	64.4	4.6%
Operating expenses	92.0	86.8	6.1%
Operating loss from continuing operations	(24.7)	(22.4)	(10.3)%
Loss from continuing operations	(29.6)	(32.5)	9.2%

Revenues:   Revenues from continuing operations were $855.4 million for the quarter ended March 31, 2007, which represents a $97.8 million, or 12.9%, increase compared to $757.6 million for the corresponding quarter in 2006. The increase in revenues was the result of growth in our Global Relocation Services segment driven by a 24.0% increase in the number of fixed-fee homes sold in North America. The increase was partially offset by a decline in Moving Services North America driven by a 12.8% decrease in shipments, primarily in the consumer and military channels.

Gross margin:   Gross margin from continuing operations was $67.3 million for the quarter ended March 31, 2007, which represents a $2.9 million, or 4.6%, increase compared to $64.4 million for the corresponding quarter in 2006. Excluding the effects of changes in foreign exchange rates of $2.3 million, gross margins increased $0.6 million, or 0.9%. Improvements in Global Relocation Services and Moving Services Europe and Asia Pacific were offset by a decline in Moving Services North America.

Gross margin as a percentage of revenue for the first quarter of 2007 was 7.9%, which represents a 0.6 percentage point decrease, compared to 8.5% for the first quarter of 2006.

Operating expenses:   Operating expenses for the first quarter of 2007 were $92.0 million, which represents a $5.2 million, or 6.1%, increase compared to $86.8 million for 2006. Excluding the impact of changes in exchange rates of $3.1 million, operating expenses increased $2.1 million. Moving Services Europe and Asia Pacific operating expenses increased primarily due to an increase in European restructuring charges of $3.2 million in the first quarter of 2007 as a result of the sale of continental Europe and charges of $2.0 million associated with the sale of continental Europe. Advertising and promotion expenses increased $2.4 million, primarily related to client and product development in Relocation Services. Audit and Sarbanes-Oxley related fees also increased $2.2 million. These increases were partially offset by declines in legal charges related to the securities class action complaint of $5.6 million and the settlement of the OOIDA litigation of $2.7 million recorded in the first quarter of 2006, which were offset by increases in other legal charges of $2.3 million. Stock compensation expense also decreased by $0.8 million, along with a $0.6 million decrease in depreciation.

Intangibles amortization expense for the first quarter of 2007 was $1.9 million, which represents a $0.5 million decrease, compared to $2.4 million in 2006. This decrease is primarily due to a reduction in Global Relocation Services.

Operating loss from continuing operations:   Operating loss from continuing operations was $24.7 million for the quarter ended March 31, 2007, which represents a $2.3 million decline, compared to an operating loss from continuing operations of $22.4 million for the corresponding period in 2006. Excluding the impact of exchange rates of $0.8 million, operating loss increased $1.5 million, or 6.6%.

Interest expense:   Interest expense was $15.1 million for the first quarter of 2007, which represents a $4.9 million, or 48.0%, increase compared to $10.2 million in 2006. The increase was due to an increase in the effective interest rate to 12.00% for the quarter ended March 31, 2007 from 9.17% in the corresponding period in 2006. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates, as well as additional interest associated with the convertible debt issued in the third quarter of 2006.

Debt extinguishment expense:   In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan.

Income tax benefit:   For the three months ended March 31, 2007, the income tax benefit was $6.9 million based on a pre-tax loss from continuing operations of $36.5 million, resulting in an effective income tax rate of 19.0%. The difference between the effective income tax rate and statutory tax rate for the three-month period ended March 31, 2007 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established deferred tax valuation allowance, as well as a tax benefit recorded on the sale of the continental Europe moving services operations. Exclusive of deferred tax valuation allowances and a tax benefit recognized from the sale of the continental Europe moving services operations, the effective income tax rate would have been 36.3%. For the three months ended March 31, 2006, the income tax benefit was $1.1 million based on a pre-tax loss from continuing operations of $33.6 million, resulting in an effective income tax rate of 3.2%. The difference between the effective income tax rate and statutory tax rate for the three-month period ended March 31, 2006 is due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax valuation allowance. Exclusive of deferred tax valuation allowances, the effective income tax rate would have been 36.2%.

Loss from continuing operations:   Loss from continuing operations was $29.6 million, or $0.40 per diluted share, for the quarter ended March 31, 2007, which represents a $2.9 million, or $0.04 per diluted share, improvement compared to a loss from continuing operations of $32.5 million, or $0.44 per diluted share, for the corresponding quarter in 2006.

Segment Results of Continuing Operations

Global Relocation Services

	Three months ended March 31,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$82.9	$69.8	18.7%
Home sales	444.4	346.1	28.4%
Total revenues	527.3	415.9	26.8%
Gross margin:
Service	23.7	21.9	8.0%
Home sales	(5.5)	(5.8)	6.0%
Total gross margin	18.2	16.1	13.2%
Operating expenses	21.6	20.0	8.3%
Operating loss from continuing operations	(3.4)	(3.9)	11.7%

Total revenues were $527.3 million in 2007, which represents a $111.4 million, or 26.8%, increase compared to $415.9 million for the corresponding quarter in 2006. Home sales revenues were $444.4 million in 2007, which represents a $98.3 million, or 28.4%, increase compared to $346.1 million for 2006. The revenue improvement was primarily driven by a 24.0% increase in the number of fixed-fee homes sold, coupled with an increase in the average selling price. Service revenues were $82.9 million in 2007, which represents a $13.1 million, or 18.7%, increase compared to $69.8 million in 2006. The majority of the service revenue increase was related to the increase in the fixed-fee corporate fee revenues in North America.

Gross margin was $18.2 million for the first quarter of 2007, representing a $2.1 million, or 13.2%, increase compared to $16.1 million for the corresponding quarter in 2006. Gross margin as a percentage of revenues was 3.5% for 2007, which represents a 0.4 percentage point decrease, compared to 3.9% in 2006. Gross margin on home sales revenue in 2007 was a loss of $5.5 million, which represents a $0.3 million improvement, compared to a loss of $5.8 million in 2006. Gross margin on service revenue was $23.7 million in 2007, representing a $1.8 million, or 8.0%, increase compared to $21.9 million in 2006. Gross margin percentage on service revenue was 28.6% for 2007, which represents a 2.8 percentage point decrease, compared to 31.4% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America.

Operating expenses were $21.6 million for the first quarter of 2007, which represents a $1.6 million increase, compared to $20.0 million in 2006. The increase was primarily due to increased advertising and promotion expenses related to client and product development, partially offset by lower intangibles amortization.

Operating loss was $3.4 million for the first quarter of 2007, which represents a $0.5 million improvement, compared to an operating loss of $3.9 million in 2006. The improvement was primarily due to the better performance on our fixed-fee product, partially offset by increased advertising and promotion expense.

Moving Services North America

	Three months ended March 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$227.9	$251.1	(9.2)%
Gross margin	20.8	23.4	(11.0)%
Operating expenses	25.6	27.8	(7.7)%
Operating loss from continuing operations	(4.8)	(4.4)	(9.8)%

Revenues were $227.9 million for the quarter ended March 31, 2007, which represents a $23.2 million, or 9.2%, decrease compared to $251.1 million for the corresponding quarter in 2006. The decrease in revenues for the quarter was driven by a decrease in household goods shipments of 13.6%, primarily in the consumer and military channels where shipments decreased 17.2% and 22.4%, respectively. This volume shortfall was partially offset by a modest increase in household goods revenue per shipment relative to the same period in 2006.

Gross margin was $20.8 million for the first quarter of 2007, which represents a $2.6 million, or 11.0%, decrease compared to $23.4 million in 2006. Gross margin as a percentage of revenues was 9.1% for 2007, which represents a slight decrease compared to 9.3% in 2006. The decrease in gross margin rate was primarily driven by higher claim costs per shipment in the first quarter of 2007 as compared to 2006.

Operating expenses were $25.6 million for the first quarter of 2007, which represents a $2.2 million, or 7.7%, decrease compared to $27.8 million in 2006. The decrease in operating expenses was driven by a $2.7 million legal charge in the first quarter of 2006 for the settlement of the OOIDA litigation, which was offset by an increase of $0.5 million in other legal charges in 2007. Excluding these legal charges, operating expenses were flat compared to 2006.

Operating loss from continuing operations was $4.8 million for the first quarter of 2007, which represents $0.4 million, or 9.8%, decrease compared to $4.4 million in 2006. The decline in gross margin from lower revenues due to volume shortfalls was offset by the decline in legal expenses.

Moving Services Europe and Asia Pacific

	Three months ended March 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$100.2	$90.6	10.6%
Gross margin	29.1	25.6	13.4%
Operating expenses	37.1	28.7	28.9%
Operating loss from continuing operations	(8.0)	(3.1)	N/M*

*                    Not meaningful

Revenues were $100.2 million for the quarter ended March 31, 2007, which represents a $9.6 million, or 10.6%, increase compared to $90.6 million in the corresponding quarter of 2006. Excluding the favorable effects of changes in exchange rates of $7.7 million, revenue grew $1.9 million, or 2.1%. The increase was driven by the United Kingdom as a result of increased volume from an improvement in the U.K. housing market, as well as Asia Pacific. These increases were partially offset by declines in continental Europe.

Gross margin was $29.1 million for the quarter ended March 31, 2007, which represents a $3.5 million, or 13.4%, improvement compared to $25.6 million for the corresponding quarter in 2006. The gross margin as a percentage of revenues was 29.0% in the first quarter of 2007, which represents a 0.7 percentage point increase compared to 28.3% in 2006. Excluding the favorable effect of changes in exchange rates of $2.2 million, gross margin improved $1.3 million. The improvement in gross margin was a result of increased revenues and continued improvement from the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, as well as an enhanced focus on the U.K. Moving Services branch locations.

Operating expenses were $37.1 million for the first quarter of 2007, which represents an $8.4 million, or 28.9%, increase compared to $28.7 million in 2006. Excluding the effect of exchange rates of $2.9 million, operating expenses increased by $5.5 million. The increase was primarily driven by an increase in European restructuring charges of $3.2 million as a result of the sale of continental Europe, charges of $2.0 million associated with the sale of continental Europe, and an increase in legal fees of $0.5 million for the European antitrust matter.

Operating loss was $8.0 million for the first quarter of 2007, which represents a $4.9 million decline, compared to a loss of $3.1 million in 2006. Excluding a $3.2 million increase in restructuring costs, $2.0 million of expenses associated with the sale of continental Europe, and a $0.7 million impact due to changes in exchange rates, operating loss decreased $1.0 million. The improvement was driven by increases in revenue, coupled with improved gross margins.

Corporate

For the quarter ended March 31, 2007, we incurred $8.5 million of corporate expenses, representing a $2.5 million decrease compared to $11.0 million in the corresponding quarter of 2006. The decrease was driven by a $4.8 million decrease in legal expenses, primarily as a result of the $5.6 million legal charges for the securities class action complaint in the first quarter of 2006, and a $0.8 million decrease in stock compensation expense. The decrease was partially offset by an increase of $2.0 million in audit and Sarbanes-Oxley related fees and $0.8 million for reimbursements received in the first quarter of 2006 under a transition services agreement.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment. Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $0.3 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively.

Gain on disposals, net of tax, were $0.3 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively. Gain on disposal in the first quarter of 2007 relates to the amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business. A gain of $0.3 million was also included in gain on disposal in the first quarter of 2006. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized on a straight-line basis through December 31, 2012.

Interest costs were allocated to the discontinued businesses in the first quarter of 2006 based on the ratio of net assets to be sold to the sum of total net assets. This allocation was made so that historical results would be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

See Note 8 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $490.6 million senior credit facility (“Credit Facility”) through our subsidiary, SIRVA Worldwide, Inc. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $315.6 million term loan obligation and a $175.0 million revolving credit facility. Borrowings under the revolving credit facility were $48.0 million and $29.0 million as of March 31, 2007 and December 31, 2006, respectively. We had outstanding letters of credit of $17.5 million and $18.6 million as of March 31, 2007 and December 31, 2006, respectively. We had available credit of $109.5 million and $127.4 million as of March 31, 2007 and December 31, 2006, respectively.

The Credit Facility contains a number of significant covenants that, among other matters, restrict SIRVA Worldwide’s ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the Credit Facility generally permits dividends and distributions on the capital stock of SIRVA Worldwide’s subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income, subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. The Credit Facility also requires SIRVA Worldwide to maintain certain financial ratios and tests, including a consolidated interest coverage ratio and consolidated leverage ratio. The Credit Facility also includes certain cross-default provisions such that a default under any other loan agreement in excess of $10.0 million that has not been cured within an applicable grace period would cause a default under the Credit Facility.

We executed an amendment to the Credit Facility on June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. Under the amended terms of the agreement, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending March 31, 2007 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of March 31, 2007 was 5.50:1 and will be adjusted each quarter to 7.25:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.40:1 as of March 31, 2007 and will be adjusted each quarter to 0.90:1 as of December 31, 2007. Based on current performance and anticipated results, management believes that we will remain compliant with the financial covenants through 2008. Should market conditions or other factors impact our results of operations, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The amendment to the credit agreement is included in our Current Report on Form 8-K filed with the SEC on June 27, 2007.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10% convertible notes due 2011. In June 2007, we amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of (i) $2.00 per share and (b) the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of (i) $2.00 per share and (b) the fair market value per share.

Our subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a flexible early purchase facility and a warehousing credit and security agreement to fund our mortgage loans held for resale. The flexible early purchase facility has total availability of $250.0 million and a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. The flexible early purchase facility is the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. The outstanding balance against the flexible early purchase facility was $82.9 million and $85.6 million as of March 31, 2007 and December 31, 2006, respectively. Effective May 2007, the flexible early purchase facility was amended to revise, among other matters, the interest rate payable for various mortgage loans.

The warehousing credit and security agreement has a facility of $40.0 million and a $40.0 million sub-limit to permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees under relocation programs. The outstanding balance against the warehousing credit and security agreement was $36.1 million and $39.4 million as of March 31, 2007 and December 31, 2006. Effective June 2007, the $40.0 million warehousing credit and security agreement was renewed and extended to June 1, 2008.

Both the flexible early purchase facility and the warehousing credit and security agreement contain covenants calculated at the SIRVA Mortgage level. Effective as of the date of the 2007 amendments, the facilities require a minimum tangible net worth of $11.0 million, a maximum leverage of 17:1 for the period commencing June 1 through September 30 of each year and 15:1 for the period commencing October 1 through May 31, and a minimum current ratio of 1.05:1. SIRVA Mortgage has been compliant with the terms of its agreements and anticipates remaining compliant through June 2008 based on current performance and anticipated results.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $35.8 million at March 31, 2007. The outstanding balance of these facilities was $21.3 million at March 31, 2007 and $24.1 million at December 31, 2006. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminates on July 31, 2007. We expect to replace this facility and do not expect this to have a material adverse effect on our financial position.

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

Cash flows

As part of our relocation product offering, we provide home equity advances to relocating employees, sometimes purchase the employees’ homes under buyout programs, and provide mortgage loans for home purchases. In the United Kingdom and for traditional relocation in the United States, the customer guarantees repayment of these amounts to us to the extent proceeds from the home sale are insufficient. These equity advances, purchased homes, and mortgages are classified as current assets in our Condensed Consolidated Balance Sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by the mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes, and mortgage loans are low.

Cash flows from discontinued operations have been combined with cash flows from continuing operations within each cash flows statement category. The absence of cash flows from discontinued operations is not expected to have a material effect on future liquidity and capital resources.

Cash flows from operating activities

Net cash used for operating activities was $14.5 million and $12.9 million for the three months ended March 31, 2007 and 2006, respectively, representing an increase in cash used of $1.6 million. Net loss was $29.6 million and $28.1 million for the first three months ended March 31, 2007 and 2006, respectively, which is an increase in net loss of $1.5 million. Non-cash adjustments were a positive impact of $1.0 million in 2007 and a negative impact of $9.1 million in 2006. The gain on sale of assets decreased by $22.4 million, which was offset by decreases in the change in the accrual for losses on relocation properties, a decrease in depreciation and amortization, and decrease in the change in deferred income taxes. Changes in operating assets and liabilities used additional cash of $10.2 million, due to changes in accounts payable, accounts and notes receivable, and net originations of mortgages held for resale, offset by changes in other current assets and liabilities.

Cash flows from investing activities

Cash provided by investing activities was $4.7 million and $81.0 million in the first quarter ended March 31, 2007 and 2006, respectively. Net proceeds from the sale of our continental Europe moving services operations were $6.7 million. Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland completed in the first quarter ended March 31, 2006 were $85.7 million. Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $2.4 million and $4.4 million in the three months ended March 31, 2007 and 2006, respectively. Capital expenditures for the year ended December 31, 2007 are estimated to be approximately $18.0 million.

Cash flows from financing activities

Net cash provided by financing activities was $9.2 million in the three months ended March 31, 2007 compared to cash used for financing activities of $68.8 million in the three months ended March 31, 2006. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $4.5 million for the three months ended March 31, 2007 compared to net payments on borrowings of $57.6 million for the three months ended March 31, 2006. Change in book overdrafts had a positive impact on cash of $5.5 million in the three months ended March 31, 2007 compared to a negative impact on cash of $7.8 million in the three months ended March, 31 2006. Debt issuance costs were $1.8 million in the three months ended March, 31 2006.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement to sell up to $243.1 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 to 270 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the equity advances and other payments during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

As of March 31, 2007, 74% of the facility has been utilized. Net collections paid to purchasers exceeded proceeds from net receivables sold by $29.9 million for the three months ended March 31, 2007.

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

On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the “Amended Complaint”), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages our controlling shareholder. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA’s common stock between November 25, 2003 and January 31, 2005. The Amended Complaint also contained allegations relating to the following areas: our restatement of financial statements and accounting errors for years 2000 through 2003 and the first nine months of 2004, problems in our European operations, insurance reserves, financial forecasting, and internal controls. The statements subject to the Amended Complaint are alleged to violate Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”), as well as Sections 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The plaintiff seeks unspecified damages.

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

On June 22, 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. However, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

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

Governmental Investigations—European Union

Some of our former moving services operations in continental Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose us to administrative and other penalties.

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

We are cooperating with the investigations. For the three months ended March 31, 2007, we recorded legal fees of $0.5 million in relation to this matter. For the three months ended March 31, 2006, legal fees were insignificant. We have established an accrual in accordance with the guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 on January 1, 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after

November 15, 2007. We are required to adopt SFAS No. 159 on January 1, 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Part I, Item 1A, “Risk Factors” in the 2006 Annual Report on Form 10-K, should be considered when reviewing the forward-looking statements contained in this report.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the interim Chief Executive Officer and acting Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2007. Because of the one material weakness described below, the Company’s interim Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the interim Chief Executive Officer and acting Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2006 Annual Report on Form 10-K, management concluded that as of December 31, 2006 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weakness, which continued to exist as of March 31, 2007:

The Company did not maintain effective control over the reconciliation of the pension accounts at its U.K. subsidiary. Specifically, controls were not in place to ensure the liability for pension benefit obligations, accumulated other comprehensive income (loss) and comprehensive income (loss) were properly stated.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2007, there were no changes identified by the Company in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We incorporate by reference the information set forth in Note 10, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 6.                EXHIBITS

Exhibit Number	Description of Document	Method of Filing
10.1	SIRVA, Inc. Directors Compensation Policy, as amended and restated as of March 8, 2007.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 14, 2007 and incorporated herein by reference.
10.2	SIRVA, Inc. Management Incentive Plan, as amended and restated as of March 31, 2007.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed April 6, 2007 and incorporated herein by reference.
10.3	Annex A to the SIRVA, Inc. Management Incentive Plan (2007).	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed April 6, 2007 and incorporated herein by reference.
10.4

Amended and Restated Agreement, dated April 20, 2007, by and among North American International Holding Corporation, SIRVA Holdings Limited, Pierre Finance Nederland Renting BV, Allied Arthur Pierre NV, SIRVA Worldwide, Inc., Transeuro Amertrans International Holdings BV, Smit Matrix BV and Zenic International Holdings Limited.

Filed herewith.
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

SIRVA, Inc.
July 12, 2007	By:	/s/ Robert W. Tieken
Robert W. Tieken
Interim Chief Executive Officer
July 12, 2007	By:	/s/ James J. Bresingham
James J. Bresingham
Executive Vice President, Chief Accounting Officer and Acting Chief Financial Officer