Form 10-Q
period 2007-06-30
SIRVA INC
filed 2007-08-09
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Yes ☐ No ☒

As of August 1, 2007, 73,964,515 shares of the Registrant’s common stock were outstanding.

SIRVA, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	*
ITEM 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	*
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
ITEM 3.	Defaults Upon Senior Securities	*
ITEM 4.	Submission of Matters to a Vote of Security Holders	32
ITEM 5.	Other Information	*
ITEM 6.	Exhibits	33

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries, except where the context indicates otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Service	$505.5	$542.4	$916.5	$953.9
Home sales	599.5	488.1	1,043.9	834.2
Total revenues	1,105.0	1,030.5	1,960.4	1,788.1
Direct expenses:
Purchased transportation expense	283.6	313.9	500.4	549.0
Cost of homes sold	609.4	496.1	1,059.3	848.0
Other direct expense	128.1	132.4	249.5	238.6
Total direct expenses	1,021.1	942.4	1,809.2	1,635.6
Gross margin	83.9	88.1	151.2	152.5
Operating expenses:
General and administrative expense	74.2	79.3	160.9	163.6
Intangibles amortization	1.8	2.3	3.7	4.7
Restructuring expense	0.2	0.3	3.6	0.4
Operating income (loss) from continuing operations	7.7	6.2	(17.0)	(16.2)
Interest expense, net	15.7	11.6	30.8	21.8
Loss (gain) on sale of businesses	0.5	—	(3.1)	—
Other income, net	(0.3)	(0.3)	—	(0.3)
Debt extinguishment (gain) loss, net	(4.1)	—	(4.1)	1.0
Loss from continuing operations before income taxes	(4.1)	(5.1)	(40.6)	(38.7)
Income tax expense (benefit)	1.0	(0.7)	(5.9)	(1.8)
Loss from continuing operations	(5.1)	(4.4)	(34.7)	(36.9)
(Loss) income from discontinued operations, net of income tax expense of zero, zero, zero and $17.4, respectively	(0.1)	(1.4)	(0.1)	3.0
Net loss	$(5.2)	$(5.8)	$(34.8)	$(33.9)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.07)	$(0.06)	$(0.47)	$(0.50)
(Loss) income from discontinued operations	—	(0.02)	—	0.04
Net loss	(0.07)	(0.08)	(0.47)	(0.46)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In millions, except share amounts)	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$40.7	$40.6
Accounts and notes receivable, net of allowance for doubtful accounts of $13.2 and $15.8, respectively	353.5	363.7
Relocation properties held for resale, net	169.0	223.9
Mortgages held for resale	145.1	86.9
Retained interest in receivables sold	37.4	49.0
Other current assets	26.2	35.7
Total current assets	771.9	799.8
Goodwill	298.1	295.0
Intangible assets, net	209.6	212.0
Property and equipment, net	78.8	86.6
Other long-term assets	25.8	25.8
Total long-term assets	612.3	619.4
Total assets	$1,384.2	$1,419.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$207.8	$269.9
Short-term debt	202.2	159.9
Accrued purchased transportation expense	82.2	74.7
Deferred revenue and other deferred credits	70.2	52.8
Accrued income taxes	46.2	54.9
Book overdrafts	42.5	39.5
Other current liabilities	94.9	113.3
Total current liabilities	746.0	765.0
Long-term debt	458.2	429.7
Deferred income taxes	68.2	68.3
Other long-term liabilities	83.0	97.4
Total long-term liabilities	609.4	595.4
Total liabilities	1,355.4	1,360.4
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized with 73,964,515 issued and outstanding at June 30, 2007 and December 31, 2006	0.7	0.7
Additional paid-in-capital	482.4	481.8
Accumulated other comprehensive loss	(11.2)	(15.4)
Accumulated deficit	(443.1)	(408.3)
Total stockholders’ equity	28.8	58.8
Total liabilities and stockholders’ equity	$1,384.2	$1,419.2

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In millions)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(34.8)	$(33.9)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14.0	20.1
(Decrease) increase in accrual for losses on relocation properties	(8.2)	4.7
Gain on sale of assets, net	(4.4)	(28.2)
Debt extinguishment (gain) loss, net	(4.1)	1.0
Provision for losses on accounts and notes receivable	1.2	1.9
Interest on convertible debt	0.7	—
Stock compensation expense	0.6	2.3
Deferred income taxes	(0.2)	3.5
Change in operating assets and liabilities:
Originations of mortgages held for resale	(771.4)	(714.2)
Sales of mortgages held for resale	713.2	682.0
Relocation properties held for resale	63.1	(10.2)
Accounts payable	(53.0)	37.2
Accounts and notes receivable	(6.8)	(31.6)
Other current assets and liabilities	24.2	(5.1)
Other long-term assets and liabilities	(11.8)	(8.3)
Net cash used for operating activities	(77.7)	(78.8)
Cash flows from investing activities:
Capital expenditures	(6.9)	(8.4)
Dispositions, net of cash sold	5.8	85.7
Other investing activities	0.9	(0.7)
Net cash (used for) provided by investing activities	(0.2)	76.6
Cash flows from financing activities:
Borrowings on mortgage and relocation facilities	841.1	727.0
Repayments on mortgage and relocation facilities	(795.7)	(705.6)
Borrowings on short-term and long-term debt	527.7	651.2
Repayments on short-term and long-term debt	(493.0)	(655.6)
Debt issuance costs	(4.2)	(1.8)
Change in book overdrafts	2.9	(6.9)
Repayments on capital lease obligations	(1.5)	(2.8)
Net cash provided by financing activities	77.3	5.5
Effect of exchange rate changes on cash and cash equivalents	0.7	1.8
Net increase in cash and cash equivalents	0.1	5.1
Cash and cash equivalents at beginning of period	40.6	30.3
Cash and cash equivalents at end of period	$40.7	$35.4

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

Income taxes.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The adoption did not have a material impact on the Company’s financial statements. See Note 7 “Income Taxes” for further discussion.

Recently issued accounting pronouncements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 as of January 1, 2008. The Company has not yet evaluated the impact that this statement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company has not yet evaluated the impact that this statement will have on its financial statements.

NOTE 2.  LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Loss from continuing operations	$(5.1)	$(4.4)	$(34.7)	$(36.9)
Basic and diluted weighted-average common shares outstanding	74.4	73.9	74.3	73.9
Basic and diluted loss per share from continuing operations	$(0.07)	$(0.06)	$(0.47)	$(0.50)

Options to purchase 4.0 million shares and 4.1 million shares of common stock were outstanding during the three and six month periods ended June 30, 2007, respectively, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 1.3 million shares of common stock were outstanding during the three and six month periods ended June 30, 2006, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares.

Potentially dilutive options totaling 1.0 million shares for the three-month and six-month periods ended June 30, 2006 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its convertible notes due 2011. Effective June 27, 2007, the Company amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company’s common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of the Company’s common stock based on a conversion value equal to the lesser of $2.00 per share or the fair market value per share. If the Convertible Notes were converted without regard to accrued and unpaid dividends, if any, to Convertible Preferred Stock and the Convertible Preferred Stock was subsequently converted to common stock, common stock outstanding would increase by 25.0 million shares, or 33.8%, as of June 30, 2007.

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Net loss	$(5.2)	$(5.8)	$(34.8)	$(33.9)
Foreign currency translation adjustment*	4.4	4.6	3.2	5.4
Unrealized hedging loss, net of tax*	—	(0.1)	(1.5)	(0.5)
Amortization of net actuarial losses on pension and postretirement plans, net of tax*	1.1	—	2.2	—
Unrealized gains on pension plans, net of tax*	0.3	—	0.3	—
Comprehensive income (loss)	$0.6	$(1.3)	$(30.6)	$(29.0)

* tax effect is zero in each period

The components of accumulated other comprehensive loss were:

	June 30, 2007	December 31, 2006
	(In millions)
Foreign currency translation adjustment	$46.5	$43.3
Unrealized hedging loss	(2.2)	(0.7)
Unrealized losses on pension and postretirement plans	(55.5)	(58.0)
Accumulated other comprehensive loss	$(11.2)	$(15.4)

NOTE 4.  PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the Primarily Domestic and U.K. defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Primarily Domestic
Interest cost	$1.7	$1.7	$3.5	$3.4
Expected return on plan assets	(2.2)	(1.8)	(4.5)	(3.6)
Amortization of actuarial loss	0.6	0.8	1.2	1.6
Net periodic benefit cost	$0.1	$0.7	$0.2	$1.4

United Kingdom
Service cost	$0.8	$0.7	$1.6	$1.5
Interest cost	1.4	1.2	2.9	2.3
Expected return on plan assets	(1.8)	(1.5)	(3.6)	(3.0)
Amortization of actuarial loss	0.4	0.4	0.8	0.8
Net periodic benefit cost	$0.8	$0.8	$1.7	$1.6

The Company contributed $2.3 million during the first six months of 2007 to the Primarily Domestic plans and expects to contribute a total of $7.6 million in 2007. The Company contributed $9.5 million during the first six months of 2007 to the U.K. defined benefit plan and expects to contribute a total of $11.0 million in 2007.

NOTE 5.  RESTRUCTURING EXPENSE

In the first quarter of 2007 as a result of the sale of the continental Europe moving services operations (see Note 6 “Gain on Sale of Businesses”), the Company restructured its remaining continental European operations. Severance benefits for 23 individuals resulted in charges of $3.4 million. In the second quarter of 2007, the Company recognized $0.1 million in other charges.

In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which were components of the Moving Services Europe and Asia Pacific segment. In the second quarter of 2007, the Company recognized a charge of $0.1 million for additional costs on a facility lease. In the first quarter of 2006, the Company recognized charges of $0.1 million for other costs.

The restructuring accrual balance was $2.7 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively. Severance and employee benefits will be paid by September 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the six months ended June 30, 2007:

	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
	(In millions)
Balance at December 31, 2006	$0.7	$0.4	$—	$1.1
Restructuring charge	3.4	—	—	3.4
Payments	(0.2)	—	—	(0.2)
Other adjustments	(0.4)	—	—	(0.4)
Balance at March 31, 2007	3.5	0.4	—	3.9
Restructuring charge	—	0.1	0.1	0.2
Payments	(1.3)	—	(0.1)	(1.4)
Balance at June 30, 2007	$2.2	$0.5	$—	$2.7

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

The sales price was $10.0 million. Total costs to sell were $2.4 million. The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $17.8 million, property and equipment of $11.0 million, other assets of $6.9 million, accounts payable and accrued liabilities of $25.1 million, and capital lease obligations of $4.0 million. Also, currency translation adjustments of $2.6 million previously recorded in accumulated other comprehensive loss were realized. The transaction resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In addition, the Company incurred legal, accounting and other charges associated with the transaction of approximately $1.8 million, which have been recorded in general and administrative expense.

Net proceeds from the sale in the first quarter of 2007 were $6.7 million after transfer of $4.1 million of cash included in net assets sold and fees paid of $0.2 million. Additional proceeds of $1.2 million were collected in the second quarter and $1.3 million of fees that were accrued at the end of the first quarter were paid. Proceeds will be further adjusted in the third quarter for fees expected to be paid of $0.9 million that were accrued at the end of the first quarter and any purchase price adjustments.

In connection with the transaction, TEAM entered into authorized representative agreements in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

Also, in the second quarter of 2007, the Company sold a construction project management business resulting in a pre-tax loss of $0.5 million. The sales price and net assets sold were not significant.

NOTE 7.  INCOME TAXES

For the six months ended June 30, 2007, the Company recorded an income tax benefit of $5.9 million based on a pre-tax loss from continuing operations of $40.6 million, resulting in an effective income tax rate of 14.4%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2007 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established tax valuation allowance, as well as a tax benefit recorded on the sale of the continental Europe moving services operations. Exclusive of tax valuation allowances and the tax benefit recorded on the sale of the continental Europe moving services operations, the effective income tax rate would have been 34.6%. For the six months ended June 30, 2006, the Company recorded an income tax benefit of $1.8 million based on a pre-tax loss from continuing operations of $38.7 million, resulting in an effective income tax rate of 4.7%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2006 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established tax valuation allowance. Exclusive of tax valuation allowances, the effective income tax rate would have been 37.2%.

As discussed in Note 1 “Summary of Significant Accounting Policies”, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption did not have a material effect on the tax liability for unrecognized income tax benefits. As of January 1, 2007, the Company had $0.3 million of gross unrecognized tax benefits, which would affect the effective tax rate if recognized. These amounts of unrecognized tax benefits have not changed materially for the six months ended June 30, 2007 and are not expected to change significantly in the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in general and administrative expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service has examined the Company’s 1998 — 2000 U.S. federal income tax returns. The tax years 2004 - 2006 remain open to examination for federal income tax purposes. Although tax years 2004 and prior are not subject to examination because of the expiration of the statute of limitations, the Company has various regular and alternative minimum tax net operating loss carryforwards that it may utilize in future years. The Internal Revenue Service could propose adjustments to the closed years by reducing the net operating loss carryforward available to future years provided the net operating loss carryforwards are utilized in an open year. However, the Company does not expect such issue to arise with respect to its closed years. The status of state and foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Revenues from discontinued operations were zero for each of the three months ended June 30, 2007 and 2006, and pre-tax operating losses were $0.4 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively. Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $0.7 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively.

Gain on disposals, net of tax, was $0.3 million for each of the three months ended June 30, 2007 and 2006. Gain on disposals, net of tax, were $0.6 million and $8.4 million for the six months ended June 30, 2007 and 2006, respectively. Gain on disposal in the second quarter of 2007 and 2006 of $0.3 million represents amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. Gains of $0.6 million were included in gain on disposal in the six months ended June 30, 2007 and 2006. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations.

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

At December 31, 2006, remaining accruals related to previously discontinued operations for facility leases were $9.4 million. An additional charge of $0.3 million was incurred in the second quarter of 2007 related to a previously vacated facility. Payments of $0.5 million and $0.7 million were made during the first and second quarters of 2007, respectively. The balance at June 30, 2007 was $8.5 million, of which $2.5 million was recorded in other current liabilities in the Condensed Consolidated Balance Sheets. Remaining payments will be made through November 2014.

NOTE 9.  LONG-TERM DEBT

The Company has a $490.6 million credit agreement through its wholly owned subsidiary, SIRVA Worldwide, Inc. (“SIRVA Worldwide”), with JPMorgan Chase Bank and a consortium of other lenders, which consists of a $175.0 million Revolving Credit Facility and a $315.6 million Term Loan obligation. Effective June 25, 2007, the Company entered into an amendment which, among other matters, increased the applicable margin as it applies to adjusted base rate (“ABR”) and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants relating to debt leverage and interest coverage through 2008. The changes in the financial covenants were required to maintain compliance through 2008 based on the Company’s expected future operating results. The Company deferred amendment fees of approximately $4.2 million associated with this amendment, which will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sale Agreement, which governs the Company’s accounts receivable securitization program, was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million in the second quarter of 2007.

Effective June 27, 2007, the Company amended the terms of its $75.0 million in Convertible Notes to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company’s common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of the Company’s Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of the Company’s common stock based on a conversion value equal to the lesser of $2.00 per share or the fair market value per share. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment net gain of $4.1 million was recorded in the Condensed Consolidated Statement of Operations in the second quarter of 2007.

NOTE 10.  OPERATING SEGMENTS

The Company reports its results in the following reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. Finance, tax, information technology, legal and other related expenses are allocated to the segments. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

As discussed in Note 8 “Discontinued Operations”, in the first quarter of 2006, the Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment, was discontinued. The results of this business are included as discontinued operations in the condensed consolidated financial statements for all periods presented.

Segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)
Revenues:

Global Relocation Services	$710.7	$584.4	$1,238.0	$1,000.3
Moving Services North America	321.9	352.7	549.8	603.8
Moving Services Europe and Asia Pacific	72.4	93.4	172.6	184.0
Total Continuing Operations	$1,105.0	$1,030.5	$1,960.4	$1,788.1

Operating income (loss) from continuing operations:

Global Relocation Services	$10.1	$9.3	$6.7	$5.4
Moving Services North America	4.2	6.6	(0.6)	2.2
Moving Services Europe and Asia Pacific	(1.1)	(3.3)	(9.1)	(6.4)
Corporate	(5.5)	(6.4)	(14.0)	(17.4)
Total Continuing Operations	$7.7	$6.2	$(17.0)	$(16.2)

	June 30, 2007	December 31, 2006
	(In millions)
Total assets:
Global Relocation Services	$700.9	$725.2
Moving Services North America	397.2	371.9
Moving Services Europe and Asia Pacific	243.8	282.6
Corporate (1)	42.0	39.1
Total Continuing Operations	$1,383.9	$1,418.8

(1)             Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment, and other miscellaneous assets.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Securities Class Action

In November 2004, a purported securities class action complaint, Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers and directors. The court has appointed Central Laborers’ Pension Fund as the lead plaintiff and Saxena White P.A. as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and Securities and Exchange Commission (“SEC”) filings, including the prospectuses for the Company’s initial and secondary public offerings.

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

On June 22, 2007, the Company entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by the Company or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, the Company recorded a charge of $5.6 million in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, reflecting its best estimate of the settlement costs to be incurred in connection with this matter. Although the Company expects to receive final court approval of the terms of the settlement in the fourth quarter of 2007, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on the Company’s overall operations, financial condition or liquidity. In addition, the defense of any litigation may be costly and divert the Company’s attention from the day-to-day operations of its business.

SEC Investigation

In February 2005, the Company received notice of an informal inquiry from the SEC related to the Company’s January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. On May 1, 2007, the Company received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against the Company, alleging that the Company violated various provisions under Sections 12 and 13 of the Securities Exchange Act of 1934. The “Wells” notice offers the Company the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. The Company continues to cooperate with the investigation. Although there can be no assurance, the Company believes that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on the Company’s overall operations, financial condition or liquidity.

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

The Company is cooperating with the investigations. For the six months ended June 30, 2007, the Company recorded legal fees of $0.9 million in relation to this matter. For the six months ended June 30, 2006, legal fees were insignificant. The Company has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

Although there can be no assurance, the Company believes that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on the Company’s overall operations, financial condition or liquidity. Any potential penalties, however, may have a material impact on the Company’s earnings in the period in which they are recognized, which could have a material adverse effect on the Company’s overall operations, financial condition or liquidity.

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

Under the terms of its agency agreements with each of its agents, the Company believes it is indemnified by the agents for such potential liability. However, because the Company intends to share in the settlement costs, the Company has recorded a $2.7 million charge in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which the Company considers appropriate in the circumstances.

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

In the first quarter of 2007, we sold our moving services operations in France, Belgium, Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The sales price was approximately $10.0 million, subject to certain closing adjustments, and resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In addition, we incurred legal, accounting and other charges of approximately $1.8 million, which have been recorded in general and administrative expense. As a result of the transaction, we also incurred severance charges of $3.4 million in the first quarter of 2007. We also expect additional severance charges of $0.7 million and a charge of approximately $0.3 million to exit a facility in the third quarter of 2007. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

In the first six months of 2007, the Global Relocation Services segment grew 23.8% over the corresponding period in 2006, with home sales revenues up 25.1%. The Moving Services North America segment continued to be impacted by a soft housing market resulting in revenues declining 8.9%. Excluding the impact of exchange rates and the disposition of continental Europe, Moving Services Europe and Asia Pacific revenues increased slightly. Operating loss from continuing operations increased to $17.0 million for the first six months of 2007 from $16.2 million for the same period in 2006. Excluding the impact of exchange rates and the disposition of continental Europe, including restructuring expense, operating losses decreased $2.6 million. The reduced operating loss was driven by lower legal charges, primarily due to $8.3 million of charges for the securities class action complaint and the settlement of the OOIDA litigation in the first quarter of 2006, which did not recur in 2007.

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to adjusted base rate (“ABR”) and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. See “Liquidity and Capital Resources” for further discussion. We deferred fees of approximately $4.2 million incurred for this amendment, which will be amortized over the life of the instrument. In June 2007, the Second Amended and Restated Receivables Sale Agreement, which governs our accounts receivable securitization, was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million in the second quarter of 2007.

Effective June 27, 2007, we amended the terms of the $75.0 million convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of $2.00 per share or the fair market value per share. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment net gain of $4.1 million was recorded in the Condensed Consolidated Statement of Operations in the second quarter of 2007.

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

Results of Continuing Operations

Second Quarter 2007

Consolidated Results of Continuing Operations

	Three months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$1,105.0	$1,030.5	7.2%
Gross margin	83.9	88.1	(4.8)%
Operating expenses	76.2	81.9	(7.0)%
Operating income from continuing operations	7.7	6.2	24.4%
Loss from continuing operations	(5.1)	(4.4)	(18.5)%

Revenues:   Revenues from continuing operations were $1,105.0 million for the quarter ended June 30, 2007, which represents a $74.5 million, or 7.2%, increase compared to $1,030.5 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $7.4 million and the effect of the disposition of continental Europe of $28.4 million in the first quarter of 2007, revenues increased $95.5 million, or 9.3%. The increase in revenues was primarily the result of growth in our Global Relocation Services segment driven by a 16% increase in the number of fixed-fee homes sold, partially offset by a decline in Moving Services North America.

Gross margin:   Gross margin from continuing operations was $83.9 million for the quarter ended June 30, 2007, which represents a $4.2 million, or 4.8%, decrease compared to $88.1 million for the corresponding quarter in 2006. Excluding the favorable effects of changes in exchange rates of $2.2 million and the effect of the disposition of continental Europe of $7.3 million, gross margin increased $0.9 million. Improvements in the remaining Moving Services Europe and Asia Pacific businesses and Global Relocation Services were offset by a decline in Moving Services North America. Gross margin as a percentage of revenue for the second quarter of 2007 was 7.6%, which represents a 1.0 percentage point decrease compared to 8.6% for the second quarter of 2006. The decline was driven by Global Relocation Services, which experienced higher home inventory carrying costs.

Operating expenses:   Operating expenses for the second quarter of 2007 were $76.2 million, which represents a $5.7 million, or 7.0%, decrease compared to $81.9 million for 2006. Excluding the unfavorable effect of changes in exchange rates of $2.3 million and the effect of the disposition of continental Europe of $8.5 million, operating expenses were relatively flat to last year, increasing $0.5 million.

Operating income from continuing operations:   Operating income from continuing operations was $7.7 million for the quarter ended June 30, 2007, which represents a $1.5 million improvement, compared to operating income from continuing operations of $6.2 million for the corresponding period in 2006. Excluding the effect of the disposition of continental Europe of $1.2 million, operating income increased $0.4 million. Changes in exchange rates had a minimal impact.

Interest expense:   Interest expense was $15.7 million for the second quarter of 2007, which represents a $4.1 million, or 34.8%, increase compared to $11.6 million in 2006. The increase was due to a $35.1 million increase in average debt outstanding and an increase in the effective interest rate to 12.56% for the quarter ended June 30, 2007 from 10.03% in the corresponding period in 2006. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates, as well as additional interest associated with the convertible debt issued in the third quarter of 2006.

Debt extinguishment gain, net:   The amendment of the convertible notes was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, in the second quarter of 2007, we recorded a debt extinguishment net gain of $4.1 million.

Income tax expense (benefit):   For the three months ended June 30, 2007, the income tax expense was $1.0 million based on a pre-tax loss from continuing operations of $4.1 million, resulting in an effective income tax rate that is not meaningful due to the establishment of a full valuation allowance against U.S. and certain foreign subsidiaries net deferred tax assets. Exclusive of tax valuation allowances, the effective income tax rate would have been 14.4%. For the three months ended June 30, 2006, the income tax benefit was $0.7 million based on a pre-tax loss from continuing operations of $5.1 million, resulting in an effective income tax rate of 14.8%. Exclusive of tax valuation allowances, the effective income tax rate would have been 43.8%. The income tax rate exclusive of tax valuation allowances for the three months ended June 30, 2007 is significantly higher than the income tax rate for the three months ended June 30, 2006 primarily due to differences in the mix of pre-tax amounts and the statutory tax rates in certain jurisdictions.

Loss from continuing operations:   Loss from continuing operations was $5.1 million, or $0.07 per diluted share, for the quarter ended June 30, 2007, which represents a $0.7 million, or $0.01 per diluted share, increase in losses compared to a loss from continuing operations of $4.4 million, or $0.06 per diluted share, for the corresponding quarter in 2006.

Segment Results of Continuing Operations

Global Relocation Services	Three months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$111.2	$96.3	15.6%
Home sales	599.5	488.1	22.8%
Total revenues	710.7	584.4	21.6%
Gross margin:
Service	41.2	37.5	10.3%
Home sales	(9.9)	(8.0)	(25.5)%
Total gross margin	31.3	29.5	6.2%
Operating expenses	21.2	20.2	4.8%
Operating income from continuing operations	10.1	9.3	9.4%

Total revenues were $710.7 million for the quarter ended June 30, 2007, which represents a $126.3 million, or 21.6%, increase compared to $584.4 million for the corresponding quarter in 2006. Home sales revenues were $599.5 million in 2007, which represents a $111.4 million, or 22.8%, increase compared to $488.1 million for 2006. The revenue improvement was driven by a 16% increase in the number of fixed-fee homes sold, coupled with an increase in the average market value of homes sold. Service revenues were $111.2 million in 2007, which represents a $14.9 million, or 15.6%, increase compared to $96.3 million in 2006. The increase in service revenues was related to the increase in fixed-fee corporate revenues in North America.

Gross margin was $31.3 million for the second quarter of 2007, representing a $1.8 million, or 6.2%, increase compared to $29.5 million for the corresponding quarter in 2006. Gross margin as a percentage of revenues was 4.4% for 2007, which represents a 0.6 percentage point decrease, compared to 5.0% in 2006. Loss on home sales for the second quarter of 2007 was $9.9 million, which represents a $1.9 million increase in losses compared to a loss of $8.0 million in 2006. Declining U.S. real estate market conditions continued to put pressure on gross margins. Gross margin on service revenue was $41.2 million in the second quarter of 2007, representing a $3.7 million, or 10.3%, increase compared to $37.5 million in 2006. Gross margin percentage on service revenue was 37.1% for the second quarter of 2007, which represents a 1.8 percentage point decrease, compared to 38.9% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America.

Operating expenses were $21.2 million for the second quarter of 2007, which represents a $1.0 million, or 4.8%, increase compared to $20.2 million in 2006. This increase was primarily due to increased advertising and promotion expenses, partially offset by lower intangibles amortization.

Operating income was $10.1 million for the second quarter of 2007, which represents a $0.8 million increase, compared to operating income of $9.3 million in 2006. The improvement was primarily due to an increase in service gross margin on our fixed-fee product, partially offset by increased advertising and promotion expenses.

Moving Services North America	Three months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$321.9	$352.7	(8.7)%
Gross margin	30.8	33.7	(8.7)%
Operating expenses	26.6	27.1	(2.1)%
Operating income from continuing operations	4.2	6.6	(36.4)%

Revenues were $321.9 million for the quarter ended June 30, 2007, which represents a $30.8 million, or 8.7%, decrease compared to $352.7 million for the corresponding quarter in 2006. The decrease in revenues for the quarter was driven by a 7.8% decrease in shipments compared to 2006, primarily in the military and consumer channels. This volume shortfall was partially offset by a 1% increase in revenue per shipment relative to the same period in 2006.

Gross margin was $30.8 million for the second quarter of 2007, which represents a $2.9 million, or 8.7%, decrease compared to $33.7 million in 2006. The decline was directly related to the decrease in revenues, as gross margin as a percentage of revenues was 9.6% for both 2007 and 2006.

Total operating expenses were $26.6 million for the second quarter of 2007, which represents a $0.5 million, or 2.1%, decrease compared to $27.1 million in 2006. The decrease was driven primarily by lower corporate allocations.

Operating income from continuing operations was $4.2 million for the second quarter of 2007, which represents a $2.4 million, or 36.4%, decline compared to $6.6 million in 2006. The decline was due to the decrease in revenues.

Moving Services Europe and Asia Pacific	Three months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$72.4	$93.4	(22.5)%
Gross margin	22.5	25.7	(12.1)%
Operating expenses	23.6	29.0	(18.4)%
Operating loss from continuing operations	(1.1)	(3.3)	67.2%

Revenues were $72.4 million for the quarter ended June 30, 2007, which represents a $21.0 million, or 22.5%, decrease compared to $93.4 million in the corresponding quarter of 2006. Excluding the favorable effects of changes in exchange rates of $6.4 million and the effect of the disposition of continental Europe in the first quarter of 2007 of $28.4 million, revenues grew $1.0 million, or 1.0%. The increase was driven by Australia, Asia, and New Zealand, partially offset by a decrease in international revenues in the United Kingdom.

Gross margin was $22.5 million for the quarter ended June 30, 2007, which represents a $3.2 million, or 12.1%, decrease compared to $25.7 million for the corresponding quarter in 2006. The gross margin as a percentage of revenues was 31.1% in the second quarter of 2007, which represents a 3.6 percentage point increase compared to 27.5% in 2006. Excluding the favorable effect of changes in exchange rates of $1.8 million and the effect of the disposition of continental Europe of $7.3 million, gross margin improved $2.3 million. The improvement in gross margin was driven by improved operating efficiencies in the United Kingdom and New Zealand, and revenue volume in Asia, New Zealand and Australia.

Operating expenses were $23.6 million for the second quarter of 2007, which represents a $5.4 million, or 18.4%, decrease compared to $29.0 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $2.0 million and the effect of the disposition of continental Europe of $8.5 million, operating expenses increased $1.1 million. Operating expenses increased due to an increase of $1.0 million in professional fees and Asia Pacific salaries and benefits, as well as a decrease of $0.9 million in gains on the sale of various U.K. properties in 2007 as compared to 2006. In the second quarter of 2007, the United Kingdom had a loss of $0.1 million on sale of assets compared to a gain of $0.8 million in 2006.

Operating loss was $1.1 million for the second quarter of 2007, which represents a $2.2 million improvement, compared to a loss of $3.3 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $0.2 million and a decrease in losses due to the disposition of continental Europe of $1.2 million, operating losses improved $1.2 million. The improvement was driven by increased gross margins in the United Kingdom, Asia, New Zealand and Australia, partially offset by an increase in Australia operating expenses.

Corporate

For the second quarter ended June 30, 2007, we incurred $5.5 million of corporate expenses, representing a $0.9 million decrease compared to $6.4 million in the corresponding quarter of 2006. The decrease was primarily driven by lower legal charges of $1.5 million and lower stock compensation cost of $1.0 million, offset by corporate expenses of $1.5 million that were previously allocated to the operating segments in 2006.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment. Revenues from discontinued operations were zero for each of the three months ended June 30, 2007 and 2006, and pre-tax operating losses were $0.4 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively.

Gain on disposals, net of tax, was $0.3 million for each of the three months ended June 30, 2007 and 2006. The gain represents amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations.

See Note 8 “Discontinued Operations” in the unaudited condensed consolidated financial statements for more detailed information.

Results of Continuing Operations

Year-to-Date 2007

Consolidated Results of Continuing Operations

	Six months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$1,960.4	$1,788.1	9.6%
Gross margin	151.2	152.5	(0.8)%
Operating expenses	168.2	168.7	(0.3)%
Operating loss from continuing operations	(17.0)	(16.2)	(4.9)%
Loss from continuing operations	(34.7)	(36.9)	5.9%

Revenues:   Revenues from continuing operations were $1,960.4 million for the six months ended June 30, 2007, which represents a $172.3 million, or 9.6%, increase compared to $1,788.1 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $15.3 million and the effect of the disposition of continental Europe in the first quarter of 2007 of $29.5 million, revenues increased $186.5 million, or 10.4%. The increase in revenues was primarily the result of growth in our Global Relocation Services segment driven by a 19% increase in the number of fixed-fee homes sold, partially offset by a decline in Moving Services North America.

Gross margin:   Gross margin from continuing operations was $151.2 million for the six months ended June 30, 2007, which represents a $1.3 million, or 0.8%, decrease compared to $152.5 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $4.5 million and the effect of the disposition of continental Europe of $6.8 million, gross margin improved $1.0 million. Improvements in Global Relocation Services and the remaining Moving Services Europe and Asia Pacific businesses were offset by a decline in Moving Services North America. Gross margin as a percentage of revenue for the six months ended June 30, 2007 was 7.7%, which represents a 0.8 percentage point decrease compared to 8.5% for the corresponding period in 2006. The decline was driven by Global Relocation Services, which experienced higher home inventory carrying costs.

Operating expenses:   Operating expenses for the six months ended June 30, 2007 were $168.2 million, which represents a $0.5 million, or 0.3%, decrease compared to $168.7 million for 2006. Excluding the unfavorable effect of changes in exchange rates of $5.5 million and the effect of the disposition of continental Europe, including restructuring expense, of $4.4 million, operating expenses decreased $1.6 million. The decrease was driven by $8.3 million of legal charges for the securities class action complaint and the settlement of the OOIDA litigation in the first quarter of 2006, which did not recur in 2007. The decrease was offset by increases in Global Relocation Services advertising and promotion expenses, audit and Sarbanes-Oxley fees, and salaries and wages.

Intangibles amortization for the six months ended June 30, 2007 was $3.7 million, which represents a $1.0 million decrease, compared to $4.7 million for the corresponding period in 2006. The decrease is due to reduced expense in Global Relocation Services.

Operating loss from continuing operations:   Operating loss from continuing operations was $17.0 million for the six months ended June 30, 2007, which represents a $0.8 million increase in operating losses, compared to an operating loss from continuing operations of $16.2 million for the corresponding period in 2006. Excluding the unfavorable effects of changes in exchange rates of $1.0 million and the effect of the disposition of continental Europe, including restructuring expense, of $2.4 million, operating losses decreased $2.6 million. The reduced operating loss was driven by lower legal charges and improvements in Global Relocation Services and the remaining Moving Services Europe and Asia Pacific businesses gross margins. The improvements were partially offset by the decline in Moving Services North America.

Interest expense:   Interest expense was $30.8 million for the six months ended June 30, 2007, which represents a $9.0 million, or 41.0%, increase compared to $21.8 million in 2006. The increase was due to a $22.8 million increase in average debt outstanding and an increase in the effective interest rate to 12.28% for the six months ended June 30, 2007 from 9.59% in the corresponding period in 2006. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates, as well as additional interest associated with the convertible debt issued in the third quarter of 2006.

Debt extinguishment (gain) loss, net:   The amendment of the convertible notes was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, in the second quarter of 2007, we recorded a debt extinguishment net gain of $4.1 million. In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan.

Income tax benefit:   For the six months ended June 30, 2007, the income tax benefit was $5.9 million based on a pre-tax loss from continuing operations of $40.6 million, resulting in an effective income tax rate of 14.4%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2007 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established tax valuation allowance, as well as a tax benefit recorded on the sale of the continental Europe moving services operations. Exclusive of tax valuation allowances and the tax benefit recorded on the sale of the continental Europe moving services operations, the effective income tax rate would have been 34.6%. For the six months ended June 30, 2006, the income tax benefit was $1.8 million based on a pre-tax loss from continuing operations of $38.7 million, resulting in an effective income tax rate of 4.7%. The difference between the effective income tax rate and statutory tax rate for the six months ended June 30, 2006 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established tax valuation allowance. Exclusive of tax valuation allowances, the effective income tax rate would have been 37.2%.

Loss from continuing operations:   Loss from continuing operations was $34.7 million, or $0.47 per diluted share, for the six months ended June 30, 2007, which represents a $2.2 million, or $0.03 per diluted share, decrease in losses compared to loss from continuing operations of $36.9 million, or $0.50 per diluted share, for the corresponding period in 2006.

Segment Results of Continuing Operations

Global Relocation Services	Six months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$194.1	$166.1	16.9%
Home sales	1,043.9	834.2	25.1%
Total revenues	1,238.0	1,000.3	23.8%
Gross margin:
Service	64.9	59.4	9.5%
Home sales	(15.4)	(13.8)	(12.1)%
Total gross margin	49.5	45.6	8.7%
Operating expenses	42.8	40.2	6.6%
Operating income from continuing operations	6.7	5.4	24.5%

Total revenues were $1,238.0 million for the six months ended June 30, 2007, which represents a $237.7 million, or 23.8%, increase compared to $1,000.3 million for the corresponding period in 2006. Home sales revenues were $1,043.9 million in 2007, which represents a $209.7 million, or 25.1%, increase compared to $834.2 million for 2006. The revenue improvement was driven by a 19% increase in the number of fixed-fee home sales, coupled with an increase in the average market value of homes sold. Service revenues were $194.1 million in 2007, which represents a $28.0 million, or 16.9%, increase compared to $166.1 million in 2006. The increase in service revenues was related to the increase in fixed-fee corporate revenues in North America.

Gross margin was $49.5 million for the six months ended June 30, 2007, representing a $3.9 million, or 8.7%, increase compared to $45.6 million for the corresponding period in 2006. Gross margin as a percentage of revenues was 4.0% for 2007, which represents a 0.6 percentage point decrease, compared to 4.6% in 2006. Loss on home sales for the six months ended June 30, 2007 was $15.4 million, which represents a $1.6 million increase in losses, compared to a loss of $13.8 million in 2006. The decline was a result of a higher number of homes sold and a continued decline in the U.S. housing market. However, the percentage loss on homes sold declined to 1.5% from 1.7% for the six months ended June 30, 2007 and 2006, respectively. Gross margin on service revenue was $64.9 million for the six months ended June 30, 2007, representing a $5.5 million, or 9.5%, increase compared to $59.4 million in 2006. Gross margin percentage on service revenue was 33.5% for the six months ended June 30, 2007, which represents a 2.2 percentage point decrease compared to 35.7% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America.

Operating expenses were $42.8 million for the six months ended June 30, 2007, which represents a $2.6 million, or 6.6%, increase compared to $40.2 million in 2006. The increase in operating expenses was primarily due to increased advertising and promotion expenses, partially offset by lower intangibles amortization.

Operating income was $6.7 million for the six months ended June 30, 2007, which represents a $1.3 million increase, compared to operating income of $5.4 million in 2006. The improvement was primarily due to an increase in service revenue gross margin, partially offset by increased advertising and promotion expenses.

Moving Services North America	Six months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$549.8	$603.8	(8.9)%
Gross margin	51.6	57.1	(9.6)%
Operating expenses	52.2	54.9	(4.9)%
Operating (loss) income from continuing operations	(0.6)	2.2	N/M *

* Not meaningful

Revenues were $549.8 million for the six months ended June 30, 2007, which represents a $54.0 million, or 8.9%, decrease compared to $603.8 million for the corresponding period in 2006. The decrease in revenues for the first six months of 2006 was driven by a 10.0% decrease in shipments compared to 2006, primarily in the military and consumer channels. This volume shortfall was partially offset by a 2.6% increase in revenue per shipment relative to the same period in 2006.

Gross margin was $51.6 million for the first six months of 2007, which represents a $5.5 million, or 9.6%, decrease compared to $57.1 million in 2006. The gross margin as a percentage of revenues was 9.4% for 2007, which was relatively flat, compared to 9.5% in 2006. The decline in gross margin was primarily driven by the decrease in shipment volumes for the first six months of 2007, as compared to the same period in 2006.

Operating expenses were $52.2 million for the first six months of 2007 representing a $2.7 million, or 4.9%, decrease compared to $54.9 million in 2006. The decrease in operating expenses was driven by a $2.7 million legal charge in the first quarter of 2006 for the OOIDA litigation. Excluding this legal charge, operating expenses were flat compared to 2006.

Operating loss from continuing operations was $0.6 million for the first six months of 2007, which represents a $2.8 million decrease compared to operating income of $2.2 million in 2006. The decline was due to lower shipment volume, partially offset by improved revenue per shipment and lower operating expenses.

Moving Services Europe and Asia Pacific

	Six months ended June 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$172.6	$184.0	(6.2)%
Gross margin	51.6	51.3	0.6%
Operating expenses	60.7	57.7	5.2%
Operating loss from continuing operations	(9.1)	(6.4)	(41.8)%

Revenues were $172.6 million for the six months ended June 30, 2007, which represents an $11.4 million, or 6.2%, decrease compared to $184.0 million in the corresponding period of 2006. Excluding the favorable effects of changes in exchange rates of $14.1 million and the effect of the disposition of continental Europe in the first quarter of 2007 of $29.5 million, revenues grew $4.0 million, or 2.2%. The increase was driven by Asia, Australia, and New Zealand.

Gross margin was $51.6 million for the six months ended June 30, 2007, which represents a $0.3 million, or 0.6%, increase compared to $51.3 million for the corresponding period in 2006. The gross margin as a percentage of revenues was 29.9% in the first six months of 2007, which represents a 2.0 percentage point increase, compared to 27.9% in 2006. Excluding the favorable effect of changes in exchange rates of $4.0 million and the effect of the disposition of continental Europe of $6.8 million, gross margin improved $3.0 million. The improvement in gross margin was driven by improved operating efficiencies in the United Kingdom and New Zealand, and an increase in revenue volume in Asia, Australia and New Zealand.

Operating expenses were $60.7 million for the six months ended June 30, 2007, which represents a $3.0 million, or 5.2%, increase compared to $57.7 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $5.0 million and the effect of the disposition of continental Europe, including restructuring expense, of $4.4 million, operating expenses increased $2.4 million. Operating expenses increased due to an increase of $1.4 million in salaries and benefits as a result of bonuses associated with the sale of continental Europe of $0.6 million and an increase in Asia Pacific of $0.8 million, as well as a reduction in gains on the sale of U.K. properties of $0.7 million in 2007 compared to 2006. In the six months ended June 30, 2007, the United Kingdom had a gain of $0.7 million on sale of assets compared to a gain of $1.4 million in 2006.

Operating loss was $9.1 million for the first six months of 2007, which represents a $2.7 million increase in losses, compared to a loss of $6.4 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $1.0 million and the effect of the disposition of continental Europe, including restructuring expense, of $2.4 million, operating loss improved $0.7 million. The improvement was driven by increased gross margins in Asia, United Kingdom, New Zealand and Australia, partially offset by an increase in Australia operating expenses.

Corporate

For the six months ended June 30, 2007, we incurred $14.0 million of corporate expenses, representing a $3.4 million improvement compared to $17.4 million in the six months ended June 30, 2006. The improvement was driven by a reduction in legal charges, primarily due to a $5.6 million charge for the securities class action complaint recorded in the first quarter of 2006, and a decrease of $1.8 million in stock compensation expense. The decrease was partially offset by an increase of $2.2 million in audit and Sarbanes-Oxley related fees and corporate expenses of $2.9 million that were previously allocated to the operating segments in 2006.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment. Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $0.7 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively.

Gain on disposals, net of tax, were $0.6 million and $8.4 million for the six months ended June 30, 2007 and 2006, respectively. Gain on disposal for the six months ended June 30, 2007 of $0.6 million represents amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. Gains of $0.6 million were also included in gain on disposal in the six months ended June 30, 2006. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations. The 2006 gain also includes an after-tax gain of approximately $7.8 million related to the sale of the Business Services Division.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $490.6 million senior credit facility (“Credit Facility”) through our subsidiary, SIRVA Worldwide, Inc. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $315.6 million term loan obligation and a $175.0 million revolving credit facility. Borrowings under the revolving credit facility were $71.0 million and $29.0 million as of June 30, 2007 and December 31, 2006, respectively. We had outstanding letters of credit of $17.9 million and $18.6 million as of June 30, 2007 and December 31, 2006, respectively. We had available credit of $86.1 million and $127.4 million as of June 30, 2007 and December 31, 2006, respectively.

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

We executed an amendment to the Credit Facility on June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage to keep us in compliance with the terms and conditions of the credit agreement. Under the amended terms of the agreement, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending March 31, 2007 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of March 31, 2007 was 5.50:1 and will be adjusted each quarter to 7.25:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.40:1 as of March 31, 2007 and will be adjusted each quarter to 0.90:1 as of December 31, 2007. Based on current performance and anticipated results, management believes that we will remain compliant with the financial covenants through 2008. Should market conditions or other factors impact our results of operations, it could become necessary to further amend the terms and covenants. There is no assurance that we would be able to obtain such amendment. The amendment to the credit agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 27, 2007.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10% convertible notes due 2011. Effective June 27, 2007, we amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest is payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date will be equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes will automatically convert into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. In addition, unpaid dividends on the Convertible Preferred Stock will be convertible into shares of our common stock based on a conversion value equal to the lesser of $2.00 per share or the fair market value per share.

Our subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a flexible early purchase facility and a warehousing credit and security agreement to fund our mortgage loans held for resale. The flexible early purchase facility has total availability of $250.0 million and a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. The flexible early purchase facility is the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. The outstanding balance against the flexible early purchase facility was $139.7 million and $85.6 million as of June 30, 2007 and December 31, 2006, respectively. Effective May 2007, the flexible early purchase facility was amended to revise, among other matters, the interest rate payable for various mortgage loans.

The warehousing credit and security agreement has a facility of $40.0 million and a $40.0 million sub-limit to permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees under relocation programs. The outstanding balance against the warehousing credit and security agreement was $38.8 million and $39.4 million as of June 30, 2007 and December 31, 2006. Effective June 2007, the $40.0 million warehousing credit and security agreement was renewed and extended to June 1, 2008.

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

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $36.2 million at June 30, 2007. The outstanding balance of these facilities was $16.3 million at June 30, 2007 and $24.1 million at December 31, 2006. The financing facilities are uncommitted pending the filing of financial information, but generally remain available and are expected to be renewed in the future. The facilities are callable on demand. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminated on July 31, 2007. We replaced this facility by expanding an existing facility in SIRVA Finance Limited.

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

Cash flows from operating activities

Net cash used for operating activities was relatively flat to last year at $77.7 million for the six months ended June 30, 2007, as compared to $78.8 million in the corresponding period in 2006. The primary drivers of the use of $77.7 million in 2007 were a net loss for the period of $34.8 million, coupled with a net increase in mortgages held for resale of $58.2 million. This was partially offset by net proceeds of $17.7 million from the sale of relocation properties and associated receivables and payables. Changes in other assets and liabilities and non-cash adjustments had a net negative impact of $2.4 million.

The primary drivers of the use of $78.8 million in 2006 were a net loss for the period of $33.9 million, an increase in accounts receivable of $42.8 million, and a net increase in mortgages held for resale of $32.2 million. Changes in other assets and liabilities and non-cash adjustments had a net negative impact of $0.2 million. These negative impacts were partially offset by net proceeds of $30.3 million from the sale of relocation properties and associated receivables and payables.

Cash flows from investing activities

Net cash used by investing activities was $0.2 million in the six months ended June 30, 2007 compared to a $76.6 million of cash provided in the six months ended June 30, 2006. Net proceeds from dispositions for the six months ended June 30, 2007 were $5.8 million, primarily related to the sale of our continental Europe moving services operations. Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland completed in the six months ended June 30, 2006 were $85.7 million. Our capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, totaled $6.9 million and $8.4 million in the six months ended June 30, 2007 and 2006, respectively. Capital expenditures for the year ended December 31, 2007 are estimated to be approximately $13.0 million.

Cash flows from financing activities

Net cash provided by financing activities was $77.3 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net proceeds from borrowings were $80.1 million and $17.0 million for the six months ended June 30, 2007 and 2006, respectively. The change in book overdrafts had a positive impact on cash of $2.9 million in the six months ended June 30, 2007 compared to a negative impact on cash of $6.9 million in the six months ended June 30, 2006. Debt issuance costs were $4.2 million and $1.8 million in the six months ended June 30, 2007 and 2006, respectively.

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

As of June 30, 2007, 66% of the facility has been utilized. Net collections paid to purchasers exceeded proceeds from net receivables sold by $18.1 million for the six months ended June 30, 2007.

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

On June 22, 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation. The settlement, which is subject to final court approval, would dismiss all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants would receive a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, reflecting our best estimate of the settlement costs to be incurred in connection with this matter. Although we expect to receive final court approval of the terms of the settlement in the fourth quarter of 2007, there is no assurance that the settlement will receive final court approval. An unfavorable outcome in this case could have a material adverse effect on our overall operations, financial condition, or liquidity. In addition, the defense of any litigation may be costly and divert our attention from the day-to-day operations of our business.

SEC Investigation

In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. On May 1, 2007, we received a “Wells” notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against us, alleging that we violated various provisions under Sections 12 and 13 of the Exchange Act. The “Wells” notice offers us the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. We continue to cooperate with the investigation. Although there can be no assurance, we believe that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on our overall operations, financial condition or liquidity.

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

We are cooperating with the investigations. For the six months ended June 30, 2007, we recorded legal fees of $0.9 million in relation to this matter. For the six months ended June 30, 2006, legal fees were insignificant. We have established an accrual in accordance with the guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

Although there can be no assurance, we believe that, based on information currently available, the outcome of the European antitrust investigation will not have a material adverse impact on our overall operations, financial condition or liquidity. Any potential penalties, however, may have a material impact on our earnings in the period in which they are recognized, which could have a material adverse effect on our overall operations, financial condition or liquidity.

OOIDA

The Owner-Operator Independent Drivers Association, Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, we entered into a settlement agreement with OOIDA pursuant to which we will settle this litigation for approximately $8.0 million. The settlement agreement is subject to final court approval, and there is no assurance that the settlement will receive court approval. Under the terms of our agency agreements with each of our agents, we believe we are indemnified by the agents for such potential liability. However, because we intend to share in the settlement costs, we have recorded a $2.7 million charge in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, related to this litigation in accordance with SFAS No. 5, Accounting for Contingencies, which we consider appropriate in the circumstances.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 as of January 1, 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 as of January 1, 2008. We have not yet evaluated the impact that this statement will have on our financial statements.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the interim Chief Executive Officer and acting Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2007. Because of the one material weakness described below, the Company’s interim Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the interim Chief Executive Officer and acting Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described more fully in Item 9A, “Controls and Procedures” of the Company’s 2006 Annual Report on Form 10-K, management concluded that as of December 31, 2006 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as the Company had identified the following material weakness:

The Company did not maintain effective control over the reconciliation of the pension accounts at its U.K. subsidiary. Specifically, controls were not in place to ensure the liability for pension benefit obligations, accumulated other comprehensive income (loss) and comprehensive income (loss) were properly stated.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, the Company believes that the material weakness which existed at December 31, 2006 has been remediated. The Company implemented controls over the pension benefit and related accounts reconciliations which management believes will prevent the recurrence of the material weakness described above. However, the operating effectiveness of these controls will be evaluated at the end of 2007.

Except as noted above, during the quarter ended June 30, 2007, there were no changes identified by the Company in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We incorporate by reference the information set forth in Note 11, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2007, we held our 2006 annual meeting of stockholders. At that meeting, Robert J. Dellinger, Thomas E. Ireland, John R. Miller and Joseph A. Smialowski were re-elected to our Board of Directors as Class III Directors for three-year terms expiring at the 2009 annual meeting of stockholders. In addition, the stockholders approved the SIRVA, Inc. Management Incentive Plan and Omnibus Stock Incentive Plan and ratified the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006. The votes on these matters were as follows:

Election of Directors

	For	Withheld
Robert J. Dellinger	66,595,751	633,569
Thomas E. Ireland	66,236,271	994,049
John R. Miller	66,539,683	690,637
Joseph A. Smialowski	66,590,679	639,641

In addition, the term of office of each of the following directors continued after the meeting: Frederic F. Brace, Laban P. Jackson, Jr., Peter H. Kamin, General Sir Jeremy Mackenzie and Robert W. Tieken.

Approval of the SIRVA, Inc. Management Incentive Plan

For	Against	Abstaining	Broker Non-votes
45,540,222	2,296,864	579,047	18,814,187

Approval of the SIRVA, Inc. Omnibus Stock Incentive Plan

For	Against	Abstaining	Broker Non-votes
46,351,530	1,486,543	578,060	18,814,187

Ratification of Ernst & Young LLP as independent registered public accounting firm for 2006

For	Against	Abstaining
67,201,404	26,118	2,798

ITEM 6.                    EXHIBITS

Exhibit Number	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Designations of 8.00% Convertible Perpetual Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
4.1	Form of 12% Convertible Notes Due June 1, 2011.	Previously filed as Exhibit 4.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
10.1

Settlement Agreement, dated as of April 27, 2007, among SIRVA, Inc., Allied Van Lines, Inc., North American Van Lines, Inc., Global Van Lines, Inc., TFC, Inc., and Owner-Operator Independent Drivers Association, Inc., et al.

Filed herewith.
10.2	Amendment to Letter Agreement, dated June 7, 2007, from SIRVA, Inc. to Michael McMahon.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed June 8, 2007 and incorporated herein by reference.
10.3

Settlement Agreement, dated June 22, 2007, among Central Laborers’ Pension Fund, SIRVA, Inc., Brian P. Kelley, Joan E. Ryan, James W. Rogers, Richard J. Schnall, Carl T. Stocker, Credit Suisse First Boston LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, PricewaterhouseCoopers LLP, and Clayton Dubilier & Rice, Inc.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 22, 2007 and incorporated herein by reference.
10.4

Ninth Amendment, dated as of June 25, 2007, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
10.5

First Amendment to Second Amended and Restated Receivables Sale Agreement, dated as of June 26, 2007, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC, Executive Relocation Corporation and SIRVA Global Relocation, Inc., as servicers and originators, the Purchasers party thereto and LaSalle Bank National Association, as agent.

Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.

Exhibit Number	Description of Document	Method of Filing
10.6	Amendment No. 1 to Registration Rights Agreement, dated as of June 27, 2007, by and among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.

August 8, 2007	By:	/s/ Robert W. Tieken
Robert W. Tieken
Interim Chief Executive Officer

August 8, 2007	By:	/s/ James J. Bresingham
James J. Bresingham
Executive Vice President, Chief Accounting Officer and Acting Chief Financial Officer