Form 10-Q
period 2007-09-30
SIRVA INC
filed 2007-11-09
CIK 1181232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of November 1, 2007, 75,858,757 shares of the Registrant’s common stock were outstanding.

SIRVA, INC.

* No reportable information under this item.

When we refer to “SIRVA,” “our company,” “the Company,” “our,” “we” or “us,” we are referring to SIRVA, Inc., together with its subsidiaries, except where the context indicates otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Revenues:
Service	$640.0	$670.0	$1,556.5	$1,623.9
Home sales	531.6	495.2	1,575.5	1,329.4
Total revenues	1,171.6	1,165.2	3,132.0	2,953.3
Direct expenses:
Purchased transportation expense	382.1	405.1	882.5	954.1
Cost of homes sold	555.5	508.0	1,614.8	1,356.0
Other direct expense	137.3	140.7	386.8	379.3
Total direct expenses	1,074.9	1,053.8	2,884.1	2,689.4
Gross margin	96.7	111.4	247.9	263.9
Operating expenses:
General and administrative expense	77.2	86.7	238.1	250.3
Impairment	12.0	—	12.0	—
Intangibles amortization	1.9	2.4	5.6	7.1
Restructuring expense	1.4	—	5.0	0.4
Operating income (loss) from continuing operations	4.2	22.3	(12.8)	6.1
Interest expense, net	18.9	13.9	49.7	35.7
Gain on sale of businesses	(1.1)	—	(4.2)	—
Other income, net	(0.4)	(0.3)	(0.4)	(0.6)
Debt extinguishment loss (gain), net	—	9.5	(4.1)	10.5
Loss from continuing operations before income taxes	(13.2)	(0.8)	(53.8)	(39.5)
Income tax (benefit) expense	(2.8)	1.8	(8.7)	—
Loss from continuing operations	(10.4)	(2.6)	(45.1)	(39.5)
(Loss) income from discontinued operations, net of income tax expense of zero, zero, zero and $17.4, respectively	—	—	(0.1)	3.0
Net loss	$(10.4)	$(2.6)	$(45.2)	$(36.5)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.15)	$(0.04)	$(0.61)	$(0.53)
Income from discontinued operations	—	—	—	0.04
Net loss	(0.15)	(0.04)	(0.61)	(0.49)

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(In millions, except share amounts)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$43.5	$40.6
Accounts and notes receivable, net of allowance for doubtful accounts of $13.5 and $15.8, respectively	385.3	363.7
Relocation properties held for resale, net	244.3	223.9
Mortgages held for resale	57.9	86.9
Retained interest in receivables sold	31.1	49.0
Other current assets	28.5	35.7
Total current assets	790.6	799.8
Goodwill	300.6	295.0
Intangible assets, net	196.7	212.0
Property and equipment, net	78.0	86.6
Other long-term assets	25.6	25.8
Total long-term assets	600.9	619.4
Total assets	$1,391.5	$1,419.2
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282.1	$269.9
Short-term debt	126.3	159.9
Accrued purchased transportation expense	98.6	74.7
Deferred revenue and other deferred credits	60.1	52.8
Accrued income taxes	49.5	54.9
Book overdrafts	38.4	39.5
Other current liabilities	98.7	113.3
Total current liabilities	753.7	765.0
Long-term debt	398.1	429.7
Deferred income taxes	64.4	68.3
Other long-term liabilities	80.5	97.4
Total long-term liabilities	543.0	595.4
Total liabilities	1,296.7	1,360.4
Convertible perpetual preferred stock ($.01 par value, 75,000 shares authorized, issued and outstanding at September 30, 2007; none issued and outstanding at December 31, 2006; liquidation preference of $1,000 per share)	70.4	—
Stockholders’ equity:
Common stock ($0.01 par value, 500,000,000 shares authorized with 75,759,344 issued and outstanding at September 30, 2007 and 73,964,515 issued and outstanding at December 31, 2006)	0.8	0.7
Additional paid-in-capital	484.1	481.8
Accumulated other comprehensive loss	(7.0)	(15.4)
Accumulated deficit	(453.5)	(408.3)
Total stockholders’ equity	24.4	58.8
Total liabilities and stockholders’ equity	$1,391.5	$1,419.2

The notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

SIRVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In millions)	2007	2006
Cash flows from operating activities:
Net loss	$(45.2)	$(36.5)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	22.0	29.6
Impairment of trade name	12.0	—
Increase in accrual for losses on relocation properties	6.2	12.1
Gain on sale of assets, net	(6.1)	(29.6)
Deferred income taxes	(4.2)	3.7
Provision for losses on accounts and notes receivable	4.2	1.9
Debt extinguishment gain, net	(4.1)	—
Interest on convertible debt	2.1	—
Stock compensation expense	0.9	3.2
Write-off of deferred debt issuance costs	—	10.5
Change in operating assets and liabilities:
Originations of mortgages held for resale	(1,216.9)	(1,189.2)
Sales of mortgages held for resale	1,245.9	1,170.9
Accounts and notes receivable	(29.2)	(79.8)
Relocation properties held for resale	(26.6)	(72.8)
Accounts payable	21.1	76.8
Other current assets and liabilities	41.2	17.6
Other long-term assets and liabilities	(11.3)	(19.7)
Net cash provided by (used for) operating activities	12.0	(101.3)
Cash flows from investing activities:
Capital expenditures	(11.6)	(11.9)
Dispositions, net of cash sold	5.3	86.7
Other investing activities	0.9	—
Net cash (used for) provided by investing activities	(5.4)	74.8
Cash flows from financing activities:
Borrowings on mortgage and relocation facilities	1,340.0	1,209.3
Repayments on mortgage and relocation facilities	(1,381.6)	(1,206.4)
Borrowings on short-term and long-term debt	812.1	903.4
Repayments on short-term and long-term debt	(767.8)	(934.1)
Debt issuance costs	(4.3)	(5.7)
Repayments on capital lease obligations	(2.2)	(3.5)
Change in book overdrafts	(1.1)	3.6
Proceeds from issuance of convertible debt	—	75.0
Net cash (used for) provided by financing activities	(4.9)	41.6
Effect of exchange rate changes on cash and cash equivalents	1.2	3.7
Net increase in cash and cash equivalents	2.9	18.8
Cash and cash equivalents at beginning of period	40.6	30.3
Cash and cash equivalents at end of period	$43.5	$49.1

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

Convertible perpetual preferred stock. The convertible perpetual preferred stock classification in the balance sheet is based on guidance in Securities and Exchange Commission (“SEC”) Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. The convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require the Company to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company’s control, the convertible perpetual preferred stock is classified as temporary equity.

Recently issued accounting pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 as of January 1, 2008. The Company does not expect this statement to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company does not expect this statement to have a material effect on its financial statements.

NOTE 2. LOSS PER SHARE

The following sets forth the computation of basic and diluted loss per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Loss from continuing operations	$(10.4)	$(2.6)	$(45.1)	$(39.5)
Less preferred share dividends	0.6	—	0.6	—
Loss from continuing operations available to common stockholders	$(11.0)	$(2.6)	$(45.7)	$(39.5)
Basic and diluted weighted-average common shares outstanding	75.1	74.0	74.6	73.9
Basic and diluted loss per share from continuing operations	$(0.15)	$(0.04)	$(0.61)	$(0.53)

As discussed in Note 12, “Convertible Perpetual Preferred Stock”, $75.0 million of the Company’s convertible notes were converted to 75,000 shares of the Company’s convertible perpetual preferred stock on August 23, 2007. The Company uses the if-converted method to determine the impact of the convertible perpetual preferred stock in the computation of diluted loss per share. Potentially dilutive preferred stock totaling 10.6 million shares and 3.6 million shares for the three-month and nine-month periods ended September 30, 2007, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

In addition, there are 0.9 million shares that may be issued in respect of unpaid dividends on the convertible preferred stock, which would be included in the computation of diluted loss per share based upon a conversion value of $0.69 per share of common stock, representing the fair market value of the Company’s common stock as of September 30, 2007. Potentially dilutive weighted-average shares for the unpaid dividends totaling 0.4 million shares and 0.1 million shares for the three-month and nine-month periods ended September 30, 2007, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

Options to purchase 3.5 million shares and 3.9 million shares of common stock were outstanding during the three-month and nine-month periods ended September 30, 2007, respectively, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 1.3 million shares of common stock were outstanding during the three-month and nine-month periods ended September 30, 2006, but were not included in the computation of diluted loss per share from continuing operations, because the options’ exercise prices were greater than the average market price of the common shares.

Potentially dilutive options totaling 0.2 million shares and 0.8 million shares for the three-month and nine-month periods ended September 30, 2006, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Net loss	$(10.4)	$(2.6)	$(45.2)	$(36.5)
Foreign currency translation adjustment*	3.3	3.7	6.5	9.1
Unrealized hedging loss, net of tax*	—	(0.4)	(1.5)	(0.9)
Amortization of net actuarial losses on pension and postretirement plans, net of tax*	0.9	—	3.1	—
Unrealized gains on pension plans, net of tax*	—	—	0.3	—
Comprehensive income (loss)	$(6.2)	$0.7	$(36.8)	$(28.3)

* tax effect is zero in each period

The components of accumulated other comprehensive loss were:

	September 30, 2007	December 31, 2006
	(In millions)
Foreign currency translation adjustment	$49.8	$43.3
Unrealized hedging loss	(2.2)	(0.7)
Unrealized losses on pension and postretirement plans	(54.6)	(58.0)
Accumulated other comprehensive loss	$(7.0)	$(15.4)

NOTE 4. PENSION PLANS

Based on actuarial valuations, components of net periodic benefit cost for the Primarily Domestic and U.K. defined benefit plans and amounts recognized in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Primarily Domestic
Interest cost	$1.7	$1.7	$5.2	$5.1
Expected return on plan assets	(2.3)	(1.9)	(6.8)	(5.5)
Amortization of actuarial loss	0.6	0.9	1.8	2.5
Net periodic benefit cost	$—	$0.7	$0.2	$2.1

United Kingdom
Service cost	$0.9	$0.8	$2.5	$2.3
Interest cost	1.5	1.2	4.4	3.5
Expected return on plan assets	(1.9)	(1.5)	(5.5)	(4.5)
Amortization of actuarial loss	0.4	0.4	1.2	1.2
Net periodic benefit cost	$0.9	$0.9	$2.6	$2.5

The Company contributed $5.5 million during the first nine months of 2007 to the Primarily Domestic plans and expects no further contributions in 2007. The Company contributed $10.0 million during the first nine months of 2007 to the U.K. defined benefit plan and expects to contribute a total of $11.0 million in 2007.

NOTE 5. RESTRUCTURING EXPENSE

In the first quarter of 2007 as a result of the sale of the continental Europe moving services operations (see Note 6 “Gain on Sale of Businesses”), the Company restructured its remaining continental European operations. Severance benefits for 23 individuals resulted in charges of $3.4 million. In the second quarter of 2007, the Company recognized $0.1 million in other miscellaneous charges. In the third quarter of 2007, the Company recognized $0.9 million in additional severance benefits and $0.3 million in facility charges. The Company does not expect any significant additional charges.

In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which were components of the Moving Services Europe and Asia Pacific segment. In the second and third quarters of 2007, the Company recognized charges of $0.1 million and $0.2 million for additional costs on a facility lease, respectively. In the first and second quarters of 2006, the Company recognized charges of $0.1 million and $0.3 million, respectively, for other miscellaneous costs.

The restructuring accrual balance was $0.8 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively. Severance and employee benefits will be paid by November 2007. Due to facility lease terms, remaining payments will be made through March 2011. The balances below are primarily recorded in other current liabilities in the Condensed Consolidated Balance Sheets. The following table provides details of the restructuring accrual activity for the nine months ended September 30, 2007:

	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
	(In millions)
Balance at December 31, 2006	$0.7	$0.4	$—	$1.1
Restructuring charge	3.4	—	—	3.4
Payments	(0.2)	—	—	(0.2)
Other adjustments	(0.4)	—	—	(0.4)
Balance at March 31, 2007	3.5	0.4	—	3.9
Restructuring charge	—	0.1	0.1	0.2
Payments	(1.3)	—	(0.1)	(1.4)
Balance at June 30, 2007	2.2	0.5	—	2.7
Restructuring charge	0.9	0.5	—	1.4
Payments	(2.9)	(0.4)	—	(3.3)
Balance at September 30, 2007	$0.2	$0.6	$—	$0.8

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

Also, currency translation adjustments of $2.6 million previously recorded in accumulated other comprehensive loss were realized. The transaction resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In the third quarter of 2007, an additional pre-tax gain of $0.5 million was recorded primarily due to the realization of additional currency translation adjustments. In addition during the first quarter of 2007, the Company incurred legal, accounting and other charges associated with the transaction of approximately $1.8 million, which have been recorded in general and administrative expense.

Net proceeds from the sale in the first quarter of 2007 were $6.7 million after transfer of $4.1 million of cash included in net assets sold and fees paid of $0.2 million. Additional proceeds of $1.2 million were collected in the second quarter and $1.3 million of fees that were accrued at the end of the first quarter were paid. During the third quarter, $0.9 million of fees that were accrued at the end of the first quarter were paid. Proceeds are expected to be further adjusted in the fourth quarter following the completion of the working capital and other adjustment calculations contained in the sale agreement.

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

In the third quarter of 2007, the Company sold its local moving services operations in New Zealand resulting in a pre-tax gain of $0.6 million. The sales price and net assets sold were not significant.

NOTE 7. INCOME TAXES

For the nine months ended September 30, 2007, the Company recorded an income tax benefit of $8.7 million based on a pre-tax loss from continuing operations of $53.8 million, resulting in an effective income tax rate of 16.3%. Exclusive of tax valuation allowances and the tax benefit recorded on the sale of the continental Europe moving services operations, the effective income tax rate would have been 43.7%. The difference between the pro forma income tax rate of 43.7% for the nine months ended September 30, 2007 and the statutory tax rate is due to a tax benefit for financial reporting purposes associated with the impairment loss on the northAmerican® trade name in Moving Services North America. For the nine months ended September 30, 2006, the Company recorded no income tax expense or benefit based on a pre-tax loss from continuing operations of $39.5 million. The difference between the effective income tax rate and statutory tax rate for the nine months ended September 30, 2006 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not recognized due to an established tax valuation allowance. Exclusive of tax valuation allowances, the effective income tax rate would have been 37.2% for the nine months ended September 30, 2006.

As discussed in Note 1 “Summary of Significant Accounting Policies”, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption did not have a material effect on the tax liability for unrecognized income tax benefits. As of January 1, 2007, the Company had $0.3 million of gross unrecognized tax benefits, which would affect the effective tax rate if recognized. These amounts of unrecognized tax benefits have not changed materially for the nine months ended September 30, 2007 and are not expected to change significantly in the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in general and administrative expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service has examined the Company’s 1998 – 2000 U.S. federal income tax returns. The tax years 2004 - 2006 remain open to examination for federal income tax purposes. Although tax years 2004 and prior are not subject to examination because of the expiration of the statute of limitations, the Company has various regular and alternative minimum tax net operating loss carryforwards that it may utilize in future years. The Internal Revenue Service could propose adjustments to the closed years by reducing the net operating loss carryforward available to future years provided the net operating loss carryforwards are utilized in an open year. However, the Company does not expect such issue to arise with respect to its closed years. The status of state and foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Revenues from discontinued operations were zero for each of the three months ended September 30, 2007 and 2006, and pre-tax operating losses were $0.6 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively. Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $1.3 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Gain on disposals, net of tax, was $0.6 million and $1.3 million for the three months ended September 30, 2007 and 2006. Gain on disposals, net of tax, were $1.2 million and $9.7 million for the nine months ended September 30, 2007 and 2006, respectively. Gain on disposal in the third quarters of 2007 and 2006 includes $0.3 million representing amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. Gains of $0.9 million for amortization were included in gain on disposal in the nine months ended September 30, 2007 and 2006. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations.

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

At December 31, 2006, remaining accruals related to previously discontinued operations for facility leases were $9.4 million. An additional charge of $0.3 million was incurred in the second quarter of 2007 related to a previously vacated facility. Payments of $0.5 million, $0.7 million and $0.6 million were made during the first, second and third quarters of 2007, respectively. The balance at September 30, 2007 was $7.9 million, of which $2.3 million was recorded in other current liabilities in the Condensed Consolidated Balance Sheets. Remaining payments will be made through November 2014.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests each reporting unit for possible impairment on an annual basis in the fourth quarter or on an interim basis if circumstances indicate potential impairment. The goodwill allocated to each reporting unit as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
	(In millions)
Global Relocation Services	$153.2	$152.4
Moving Services North America	73.9	72.9
Moving Services United Kingdom	59.9	57.3
Moving Services Asia Pacific	13.6	12.4
	$300.6	$295.0

As a result of the continued adverse climate for the Company’s business during the first nine months of 2007 in North America and the United Kingdom, as well as the continued decline of the real estate markets, and the significant decline in the Company’s stock price, the Company determined that indicators of potential impairment had occurred and an interim test for impairment of goodwill and intangible assets with indefinite lives was required in the third quarter of 2007. The Company performed “step one” of the interim goodwill impairment test, in accordance with SFAS No. 142, as of September 30, 2007. This test indicated potential impairment of Moving Services United Kingdom goodwill, because the estimated fair value of the Moving Services United Kingdom reporting unit was less than the carrying value of the net assets. The Company estimated the fair values of the reporting units using discounted cash flows.

While the Company believes it is probable that goodwill related to the Moving Services United Kingdom is impaired, the Company is not able to reasonably estimate the amount of such impairment, because it has not yet completed the valuations required under SFAS No. 142. In the fourth quarter, the Company will complete the “step two” valuation to measure the Moving Services United Kingdom goodwill impairment, as well as perform its annual impairment tests, including updating “step one” tests, which could result in further indications of impairment with respect to other reporting units.

The Company also reviewed for impairment during the third quarter its intangible assets with indefinite lives, which are comprised entirely of trade names, for the Moving Services North America and Moving Services United Kingdom reporting units. The carrying amount of the northAmerican® trade name exceeded its estimated fair value resulting in an impairment loss of $12.0 million within the Moving Services North America segment. The Company used a discounted cash flow method based on estimated relief of royalty payments to estimate the fair value of the trade names.

NOTE 10. LONG-TERM DEBT

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

Based on current performance and anticipated future financial results due to the continued weak U.S. real estate market, the Company believes that it will not be in compliance with its debt covenants currently in place for June 30, 2008 and thereafter. In the past, the Company has been able to amend the terms and covenants in order to stay in compliance. Although the Company intends to enter into discussions with its lenders to modify the terms of the existing debt to rectify the expected non-compliance with its debt covenants, the Company is also pursuing other strategic alternatives. There can be no assurance that the Company will achieve any of these alternatives. However, as of the date of this filing, the Company believes that it is more likely than not that the Company will continue as a going concern, and accordingly, the Company continues to report the debt under the senior credit facility as long-term.

The future breach of any covenant could result in a default under the credit facility and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior secured lenders to make further extensions of credit under the credit facility could be terminated. If the Company was unable to repay the indebtedness to the senior secured lenders, these lenders could proceed against the collateral securing that indebtedness. The credit facility is collateralized by substantially all of the assets of the Company.

On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its convertible notes due 2011. Effective June 27, 2007, the Company amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company’s common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of the Company’s 8.0% convertible perpetual preferred stock (“Convertible Preferred Stock”) upon stockholder approval. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment net gain of $4.1 million was recorded in the Condensed Consolidated Statement of Operations in the second quarter of 2007.

On August 23, 2007, the Company’s stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. In addition, the Company issued to the holders an aggregate of 1,794,829 shares of common stock representing interest payments on the Convertible Notes from June 1, 2007 to August 23, 2007, the date of conversion.

NOTE 11. FINANCIAL INSTRUMENTS

The Company has a program to sell certain receivables generated by SIRVA Relocation LLC, a subsidiary, to independent third-party financial institutions. The sales are governed by the Receivables Sale Agreement. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million which were recorded in general and administrative expense in the second quarter of 2007. In September 2007, the Third Amended and Restated Receivables Sale Agreement was executed. The amendment reduced the amount of the program to $182.5 million from $243.1 million, broadened the categories of eligible receivables, and extended the arrangement for one year. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. In conjunction with the renewal, fees of $1.3 million were recorded in general and administrative expense during the third quarter of 2007.

NOTE 12. CONVERTIBLE PERPETUAL PREFERRED STOCK

On August 23, 2007, the 75,000 shares of Convertible Preferred Stock were recorded at the book value of the Convertible Notes on the date of conversion. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. Dividends are payable on the Convertible Preferred Stock quarterly, when, as and if declared by the Company’s Board of Directors, on March 15, June 15, September 15 and December 15 of each year at a rate per annum of 8.00% per share on the liquidation preference. If the Company is unable to pay dividends on the Convertible Preferred Stock on a dividend payment date, the liquidation preference of the shares will be increased by the accretion amount in respect of the unpaid dividend and that accreted amount will be convertible into shares of the Company’s common stock at a conversion value equal to the lesser of $2.00 per share or the fair market value per share.

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

Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In millions)
Revenues:
Global Relocation Services	$656.9	$604.5	$1,894.9	$1,604.8
Moving Services North America	425.3	439.8	975.1	1,043.6
Moving Services Europe and Asia Pacific	89.4	120.9	262.0	304.9
Total Continuing Operations	$1,171.6	$1,165.2	$3,132.0	$2,953.3

Operating income (loss) from continuing operations:
Global Relocation Services	$0.8	$8.3	$7.5	$13.7
Moving Services North America	4.3	16.4	3.7	18.6
Moving Services Europe and Asia Pacific	4.1	4.1	(5.0)	(2.3)
Corporate	(5.0)	(6.5)	(19.0)	(23.9)
Total Continuing Operations	$4.2	$22.3	$(12.8)	$6.1

	September 30, 2007	December 31, 2006
	(In millions)
Total assets:
Global Relocation Services	$670.5	$725.2
Moving Services North America	423.2	371.9
Moving Services Europe and Asia Pacific	255.2	282.6
Corporate (1)	42.4	39.1
Total Continuing Operations	$1,391.3	$1,418.8

(1)    Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment, and other miscellaneous assets.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Securities Class Action

In November 2004, a purported securities class action complaint, Central Laborers’ Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers and directors. The court has appointed Central Laborers’ Pension Fund as the lead plaintiff and Saxena White P.A. as lead plaintiff’s counsel. On May 13, 2005, plaintiff filed a “corrected” complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for the Company’s initial and secondary public offerings.

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

On June 22, 2007, the Company entered into a settlement agreement with the plaintiffs and other defendants in the litigation, which received final court approval on October 31, 2007. The settlement dismissed all pending claims with no admission of wrongdoing by the Company or any of the other defendants, and the defendants received a full release of all claims asserted in the litigation. As a result, the Company recorded a charge of $5.6 million in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, reflecting its best estimate of the settlement costs to be incurred in connection with this matter.

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

The Company is cooperating with the investigations. For the nine months ended September 30, 2007, the Company recorded legal fees of $1.1 million in relation to this matter. For the nine months ended September 30, 2006, legal fees were insignificant. The Company has established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that it considers appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association, Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against the Company’s subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, the Company entered into a settlement agreement with OOIDA pursuant to which it settled this litigation for $8.0 million. The settlement received final court approval on September 28, 2007. Under the terms of its agency agreements with each of its agents, the Company believes it is indemnified by the agents for such potential liability and intends to share these settlement costs with its agents.

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

We have retained financial advisors to assist with identifying and evaluating strategic alternatives for, among other matters, reducing the level of our indebtedness because our current operations cannot support our existing capital structure over the long term. Due to the previous restatement of our financial results and resulting delays in our financial reporting, we incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required us to obtain numerous amendments to our senior credit facility in order to remain in compliance with our debt covenants. These amendments have resulted in a 575 basis point increase in the borrowing spread on our term debt. Higher borrowing spreads, coupled with higher market rates and increased debt levels have increased our annual interest expense from $18 million in 2004 to an estimated $67 million in 2007. These costs, coupled with a declining real estate market, have created a highly leveraged balance sheet resulting in a current debt to total capital ratio of 95.6%.

In the first quarter of 2007, we sold our moving services operations in France, Belgium, Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations (“TEAM”), a European corporate international moving company. The sales price was approximately $10.0 million, subject to certain closing adjustments, and resulted in a pre-tax gain of approximately $3.6 million in the first quarter of 2007. In the third quarter of 2007, an additional pre-tax gain of $0.5 million was recorded. In addition during the first quarter of 2007, we incurred legal, accounting and other charges of approximately $1.8 million, which have been recorded in general and administrative expense. As a result of the transaction, we also incurred severance charges of $3.4 million in the first quarter of 2007. In the third quarter of 2007, we recognized $0.9 million in additional severance benefits and $0.3 million in facility charges. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

As a result of the continued adverse climate for our business during the first nine months of 2007 in North America and the United Kingdom, as well as the continued decline of the real estate markets, and the significant decline in our stock price, we determined that indicators of potential impairment had occurred and an interim test for impairment of goodwill and intangible assets with indefinite lives was required in the third quarter of 2007. We performed “step one” of the interim goodwill impairment test, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of September 30, 2007. This test indicated potential impairment of Moving Services United Kingdom goodwill, because the estimated fair value of the Moving Services United Kingdom reporting unit was less than the carrying value of the net assets. We estimated the fair values of the reporting units using discounted cash flows.

While we believe it is probable that goodwill related to the Moving Services United Kingdom is impaired, we are not able to reasonably estimate the amount of such impairment, because we have not yet completed the valuations required under SFAS No. 142. In the fourth quarter, we will complete the “step two” valuation to measure the Moving Services United Kingdom goodwill impairment, as well as perform our annual impairment tests, including updating “step one” tests, which could result in further indications of impairment with respect to other reporting units.

We also reviewed for impairment during the third quarter our intangible assets with indefinite lives, which are comprised entirely of trade names, for the Moving Services North America and Moving Services United Kingdom reporting units. The carrying amount of the northAmerican® trade name exceeded its estimated fair value resulting in an impairment loss of $12.0 million within the Moving Services North America segment. We used a discounted cash flow method based on estimated relief of royalty payments to estimate the fair value of the trade names.

In the first nine months of 2007, Global Relocation Services revenues grew 18.1% over the corresponding period in 2006, with home sales revenues up 18.5%. The Moving Services North America segment continued to be impacted by a soft housing market resulting in revenues declining 6.6%. Excluding the impact of exchange rates and the disposition of continental Europe, Moving Services Europe and Asia Pacific revenues increased slightly. Operating loss from continuing operations was $12.8 million for the first nine months of 2007 compared to operating income of $6.1 million for the same period in 2006. Excluding the impact of exchange rates and the disposition of continental Europe, including the related restructuring expense, operating losses increased $11.7 million. The increase in operating losses was driven by the $12.0 million impairment charge for the northAmerican® trade name, an increase in losses on home sales, and lower shipment volume in Moving Services North America. The increase in operating losses were offset by improvements in service revenue gross margins within Global Relocation Services and the remaining Moving Services Europe and Asia Pacific businesses, as well as lower general and administrative expenses.

SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to adjusted base rate (“ABR”) and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage. See “Liquidity and Capital Resources” for further discussion. We deferred fees of approximately $4.2 million incurred for this amendment, which will be amortized over the life of the instrument.

Based on current performance and anticipated future financial results due to the continued weak U.S. real estate market, we believe that we will not be in compliance with our debt covenants currently in place for June 30, 2008 and thereafter. In the past, we have been able to amend the terms and covenants in order to stay in compliance. Although we intend to enter into discussions with our lenders to modify the terms of the existing debt to rectify the expected non-compliance with our debt covenants, we are also pursuing other strategic alternatives. There can be no assurance that we will achieve any of these alternatives. However, as of the date of this filing, we believe that it is more likely than not that we will continue as a going concern, and accordingly, we continue to report the debt under the senior credit facility as long-term.

The future breach of any covenant could result in a default under the credit facility and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior secured lenders to make further extensions of credit under the credit facility could be terminated. If we were unable to repay the indebtedness to the senior secured lenders, these lenders could proceed against the collateral securing that indebtedness. The credit facility is collateralized by substantially all of our assets.

Effective June 27, 2007, we amended the terms of the $75.0 million convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of our Convertible Preferred Stock upon stockholder approval. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment net gain of $4.1 million was recorded in the Condensed Consolidated Statement of Operations in the second quarter of 2007.

On August 23, 2007, our stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. In addition, we issued to the holders an aggregate of 1,794,829 shares of common stock representing interest payments on the Convertible Notes from June 1, 2007 to August 23, 2007, the date of conversion.

On August 23, 2007, the 75,000 shares of Convertible Preferred Stock were recorded at the book value of the Convertible Notes on the date of conversion. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. Dividends are payable on the Convertible Preferred Stock quarterly, when, as and if declared by our Board of Directors, on March 15, June 15, September 15 and December 15 of each year at a rate per annum of 8.00% per share on the liquidation preference. If we are unable to pay dividends on the Convertible Preferred Stock on a dividend payment date, the liquidation preference of the shares will be increased by the accretion amount in respect of the unpaid dividend and that accreted amount will be convertible into shares of our common stock at a conversion value equal to the lesser of $2.00 per share or the fair market value per share.

We have a program to sell certain receivables generated by SIRVA Relocation LLC, a subsidiary, to independent third-party financial institutions. The sales are governed by the Receivables Sale Agreement. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million which were recorded in general and administrative expense in the second quarter of 2007. In September 2007, the Third Amended and Restated Receivables Sale Agreement was executed. The amendment reduced the amount of the program to $182.5 million from $243.1 million, broadened the categories of eligible receivables, and extended the arrangement for one year. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. In conjunction with the renewal, fees of $1.3 million were recorded in general and administrative expense during the third quarter of 2007.

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

Results of Continuing Operations

Third Quarter 2007

Consolidated Results of Continuing Operations

	Three months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$1,171.6	$1,165.2	0.6%
Gross margin	96.7	111.4	(13.2)%
Operating expenses	92.5	89.1	3.7%
Operating income from continuing operations	4.2	22.3	(81.0)%
Loss from continuing operations	(10.4)	(2.6)	N/M*

* Not meaningful

Revenues:    Revenues from continuing operations were $1,171.6 million for the quarter ended September 30, 2007, which represents a $6.4 million, or 0.6%, increase compared to $1,165.2 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $9.8 million and the effect of the disposition of continental Europe of $43.5 million which was sold in the first quarter of 2007, revenues increased $40.1 million, or 3.6%. The increase in revenues was primarily the result of growth in our Global Relocation Services segment driven by a 5% increase in the number of fixed-fee homes sold, partially offset by a decline in Moving Services North America.

Gross margin:    Gross margin from continuing operations was $96.7 million for the quarter ended September 30, 2007, which represents a $14.7 million, or 13.2%, decrease compared to $111.4 million for the corresponding quarter in 2006. Excluding the favorable effects of changes in exchange rates of $2.6 million and the effect of the disposition of continental Europe of $12.5 million, gross margin decreased $4.8 million. Declines in Global Relocation and Moving Services North America were partially offset by improvements in the United Kingdom and Asia Pacific businesses. Gross margin as a percentage of revenue for the third quarter of 2007 was 8.2%, which represents a 1.4 percentage point decrease compared to 9.6% for the third quarter of 2006. The decline was driven by Global Relocation Services, which experienced higher losses on home sales and home inventory carrying costs.

Operating expenses:    Operating expenses for the third quarter of 2007 were $92.5 million, which represents a $3.4 million, or 3.7%, increase compared to $89.1 million for 2006. Excluding the unfavorable effect of changes in exchange rates of $2.5 million and the effect of the disposition of continental Europe of $8.5 million, operating expenses increased $9.4 million. The increase was driven by a $12.0 million charge recorded for the impairment of the northAmerican® trade name.

Operating income from continuing operations:    Operating income from continuing operations was $4.2 million for the quarter ended September 30, 2007, which represents an $18.1 million decrease, compared to operating income from continuing operations of $22.3 million for the corresponding period in 2006. Excluding the effects of changes in exchange rates of $0.1 million and the effect of the disposition of continental Europe of $4.0 million, operating income decreased $14.2 million. The decrease was driven by the Moving Services North America impairment of $12.0 million and decline in Global Relocation Services, partially offset by improvements in the Moving Services Europe and Asia Pacific and Corporate segments.

Interest expense, net:    Interest expense, net was $18.9 million for the third quarter of 2007, which represents a $5.0 million, or 37.0%, increase compared to $13.9 million in 2006. The increase was due to a $3.6 million increase in average debt outstanding and an increase in the effective interest rate to 15.68% for the quarter ended September 30, 2007 from 11.36% in the corresponding period in 2006. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates, as well as additional interest associated with the convertible debt issued at the end of the third quarter of 2006.

Debt extinguishment loss:    In the third quarter of 2006, fees of $9.5 million related to the original term loan, previous amendments and the August 15, 2006 amendment were expensed as the term loan was considered extinguished as a result of the August 15, 2006 amendment.

Income tax (benefit) expense:    For the three months ended September 30, 2007, the income tax benefit was $2.8 million based on a pre-tax loss from continuing operations of $13.2 million, resulting in an effective income tax rate of 21.9%. Exclusive of tax valuation allowances, the effective income tax rate would have been 75.7%. The difference between the pro forma income tax rate of 75.7% for the three months ended September 30, 2007 and the statutory tax rate is due to a tax benefit for financial reporting purposes associated with the impairment loss on the northAmerican® trade name in Moving Services North America, as well as differences in the mix of pre-tax amounts and the statutory tax rates in certain jurisdictions. For the three months ended September 30, 2006, the income tax expense was $1.8 million based on a pre-tax loss from continuing operations of $0.8 million, resulting in an effective income tax rate that is not meaningful due to the establishment of tax valuation allowances. Exclusive of tax valuation allowances, the effective income tax rate would have been 36.1% for the three months ended September 30, 2006.

Loss from continuing operations:    Loss from continuing operations was $10.4 million, or $0.15 per diluted share, for the quarter ended September 30, 2007, which represents a $7.8 million, or $0.11 per diluted share, increase in losses compared to a loss from continuing operations of $2.6 million, or $0.04 per diluted share, for the corresponding quarter in 2006.

Segment Results of Continuing Operations

Global Relocation Services

	Three months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$125.3	$109.3	14.7%
Home sales	531.6	495.2	7.4%
Total revenues	656.9	604.5	8.7%
Gross margin:
Service	49.3	44.0	11.8%
Home sales	(23.9)	(12.8)	(85.5)%
Total gross margin	25.4	31.2	(18.7)%
Operating expenses	24.6	22.9	6.9%
Operating income from continuing operations	0.8	8.3	(90.1)%

Total revenues were $656.9 million for the quarter ended September 30, 2007, which represents a $52.4 million, or 8.7%, increase compared to $604.5 million for the corresponding quarter in 2006. Home sales revenues were $531.6 million in 2007, which represents a $36.4 million, or 7.4%, increase compared to $495.2 million for 2006. The revenue improvement was driven by a 5% increase in the number of fixed-fee homes sold, coupled with an increase in the average market value of homes sold. Service revenues were $125.3 million in 2007, which represents a $16.0 million, or 14.7%, increase compared to $109.3 million in 2006. The increase in service revenues was related to the increase in fixed-fee corporate revenues in North America.

Gross margin was $25.4 million for the third quarter of 2007, representing a $5.8 million, or 18.7%, decrease compared to $31.2 million for the corresponding quarter in 2006. Gross margin as a percentage of revenues was 3.9% for 2007, which represents a 1.3 percentage point decrease, compared to 5.2% in 2006. Loss on home sales for the third quarter of 2007 was $23.9 million, which represents an $11.1 million increase in losses compared to a loss of $12.8 million in 2006. Loss on home sales as a percentage of home sales revenue was 4.5% for the third quarter of

2007, which represents a 1.9 percentage point increase, compared to 2.6% in 2006. Declining U.S. real estate market conditions continued to put pressure on gross margins. Gross margin on service revenue was $49.3 million in the third quarter of 2007, representing a $5.3 million, or 11.8%, increase compared to $44.0 million in 2006. Gross margin percentage on service revenue was 39.3% for the third quarter of 2007, which represents a 1.0 percentage point decrease, compared to 40.3% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America.

Operating expenses were $24.6 million for the third quarter of 2007, which represents a $1.7 million, or 6.9%, increase compared to $22.9 million in 2006. This increase was primarily driven by bank fees of $1.3 million for the renewal of the securitization agreement in the third quarter of 2007 and higher salaries and benefits expense, primarily related to retention awards and severance.

Operating income was $0.8 million for the third quarter of 2007, which represents a $7.5 million decrease, compared to operating income of $8.3 million in 2006. The decrease was primarily driven by the decline in home sales gross margin and higher operating expenses, partially offset by an increase in service gross margin on our fixed-fee product.

Moving Services North America

	Three months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$425.3	$439.8	(3.3)%
Gross margin	42.5	43.5	(2.5)%
Operating expenses	38.2	27.1	40.4%
Operating income from continuing operations	4.3	16.4	(73.1)%

Revenues were $425.3 million for the quarter ended September 30, 2007, which represents a $14.5 million, or 3.3%, decrease compared to $439.8 million for the corresponding quarter in 2006. The decrease in revenues for the quarter was driven by a 7.6% decrease in shipments compared to 2006, primarily in the military and consumer channels. This volume shortfall was partially offset by a 5.2% increase in revenue per shipment relative to the same period in 2006.

Gross margin was $42.5 million for the third quarter of 2007, which represents a $1.0 million, or 2.5%, decrease compared to $43.5 million in 2006. The decline was directly related to the decrease in revenues. Gross margin as a percentage of revenues was 10.0% for 2007, a slight increase compared to 9.9% for the same period in 2006.

Total operating expenses were $38.2 million for the third quarter of 2007, which represents an $11.1 million, or 40.4%, increase compared to $27.1 million in 2006. The increase was driven by a $12.0 million charge recorded for the impairment of the northAmerican® trade name and an increase in provisions for bad debt of $2.4 million. Excluding the unusual impairment and bad debt charges, operating expenses were $23.8 million, which represents a $3.2 million, or 11.7% decrease, compared to the same period in 2006. The decrease was driven by productivity initiatives and other cost savings associated with lower volume, as well as a decline in corporate allocations.

Operating income from continuing operations was $4.3 million for the third quarter of 2007, which represents a $12.1 million decrease, compared to $16.4 million in 2006. Excluding the unusual impairment and bad debt charges, operating income was $18.4 million, which represents a $2.0 million, or 12.7% increase, compared to the same period in 2006. The increase was due to lower operating expenses.

Moving Services Europe and Asia Pacific

	Three months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$89.4	$120.9	(26.1)%
Gross margin	29.6	37.4	(20.9)%
Operating expenses	25.5	33.3	(23.3)%
Operating income from continuing operations	4.1	4.1	(1.8)%

Revenues were $89.4 million for the quarter ended September 30, 2007, which represents a $31.5 million, or 26.1%, decrease compared to $120.9 million in the corresponding quarter of 2006. Excluding the favorable effects of changes in exchange rates of $7.2 million and the effect of the disposition of continental Europe which was sold in the first quarter of 2007 of $43.5 million, revenues grew $4.8 million, or 6.1%. Increases in the United Kingdom, Asia and Australia were partially offset by a decrease in New Zealand driven by the sale of its local moving services operations in the third quarter of 2007.

Gross margin was $29.6 million for the quarter ended September 30, 2007, which represents a $7.8 million, or 20.9%, decrease compared to $37.4 million for the corresponding quarter in 2006. The gross margin as a percentage of revenues was 33.1% in the third quarter of 2007, which represents a 2.1 percentage point increase compared to 31.0% in 2006. Excluding the favorable effect of changes in exchange rates of $2.2 million and the effect of the disposition of continental Europe of $12.5 million, gross margin improved $2.5 million. The improvement in gross margin was driven by revenue volume in the United Kingdom and Asia, as well as improved operating efficiencies in the United Kingdom.

Operating expenses were $25.5 million for the third quarter of 2007, which represents a $7.8 million, or 23.3%, decrease compared to $33.3 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $2.1 million and the effect of the disposition of continental Europe of $8.5 million, operating expenses decreased $1.4 million. The decrease was driven by a decline in the United Kingdom, partially offset by an increase in Asia.

Operating income was $4.1 million for the third quarter of 2007 and 2006. Excluding the effect of changes in exchange rates of $0.1 million and the effect of the disposition of continental Europe of $4.0 million, operating income improved $3.9 million. The improvement was primarily driven by an improved gross margin and lower operating expenses in the United Kingdom.

Corporate

For the third quarter ended September 30, 2007, we incurred $5.0 million of corporate expenses, representing a $1.5 million decrease compared to $6.5 million in the corresponding quarter of 2006. The decrease was primarily driven by lower legal charges of $1.0 million, audit fees of $0.8 million, and stock compensation cost of $0.6 million. The decrease was partially offset by corporate expenses of $0.8 million that were previously allocated to the operating segments in 2006 and higher professional fees of $0.4 million.

Results of Continuing Operations

Year-to-Date 2007

Consolidated Results of Continuing Operations

	Nine months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$3,132.0	$2,953.3	6.1%
Gross margin	247.9	263.9	(6.1)%
Operating expenses	260.7	257.8	1.1%
Operating (loss) income from continuing operations	(12.8)	6.1	N/M*
Loss from continuing operations	(45.1)	(39.5)	(14.1)%

* Not meaningful

Revenues:  Revenues from continuing operations were $3,132.0 million for the nine months ended September 30, 2007, which represents a $178.7 million, or 6.1%, increase compared to $2,953.3 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $25.2 million and the effect of the disposition of continental Europe which was sold in the first quarter of 2007 of $73.0 million, revenues increased $226.5 million, or 7.9%. The increase in revenues was primarily the result of growth in our Global Relocation Services segment driven by a 14% increase in the number of fixed-fee homes sold, partially offset by a decline in Moving Services North America.

Gross margin:  Gross margin from continuing operations was $247.9 million for the nine months ended September 30, 2007, which represents a $16.0 million, or 6.1%, decrease compared to $263.9 million for the corresponding period in 2006. Excluding the favorable effects of changes in exchange rates of $7.2 million and the effect of the disposition of continental Europe of $19.3 million, gross margin decreased $3.9 million. The decrease was driven by Moving Services North America and Global Relocation Services, partially offset by increases in the remaining Moving Services Europe and Asia Pacific businesses. Gross margin as a percentage of revenue for the nine months ended September 30, 2007 was 7.9%, which represents a 1.0 percentage point decrease compared to 8.9% for the corresponding period in 2006. The decline was driven by Global Relocation Services, which experienced higher losses on home sales and home inventory carrying costs.

Operating expenses:  Operating expenses for the nine months ended September 30, 2007 were $260.7 million, which represents a $2.9 million, or 1.1%, increase compared to $257.8 million for 2006. Excluding the unfavorable effect of changes in exchange rates of $7.9 million and the effect of the disposition of continental Europe, including the related restructuring expense, of $12.8 million, operating expenses increased $7.8 million. The increase was driven by a $12.0 million charge recorded for the impairment of the northAmerican® trade name in the Moving Services North America segment and bank fees of $1.9 million related to the June amendment and September renewal of the securitization agreement. In addition, salaries and benefits expenses, advertising and promotion expenses, and professional fees collectively increased $7.7 million. These increases were partially offset by a decrease in legal fees of $7.6 million primarily due to $5.6 million for the securities class action complaint in the first quarter of 2006, which did not recur in 2007, and lower stock compensation expense of $2.4 million.

Intangibles amortization for the nine months ended September 30, 2007 was $5.6 million, which represents a $1.5 million decrease, compared to $7.1 million for the corresponding period in 2006. The decrease is due to reduced expense in Global Relocation Services.

Operating (loss) income from continuing operations:  Operating loss from continuing operations was $12.8 million for the nine months ended September 30, 2007, which represents an $18.9 million decrease in operating income, compared to operating income from continuing operations of $6.1 million for the corresponding period in 2006. Excluding the unfavorable effects of changes in exchange rates of $0.7 million and the effect of the disposition of continental Europe, including the related restructuring expense, of $6.5 million, operating income decreased $11.7 million. The decline in operating income was driven by the $12.0 million impairment charge for the northAmerican® trade name, an increase in losses on home sales, and lower shipment volume in Moving Services North America, which were partially offset by improvements in service revenue gross margins within Global Relocation Services and the remaining Moving Services Europe and Asia Pacific businesses, as well as lower general and administrative expenses.

Interest expense, net:  Interest expense, net was $49.7 million for the nine months ended September 30, 2007, which represents a $14.0 million, or 39.4%, increase compared to $35.7 million in 2006. The increase was due to an increase in the effective interest rate to 13.39% for the nine months ended September 30, 2007 from 10.19% in the corresponding period in 2006 and slightly higher debt levels. The higher interest rate was due to higher variable market rates and amendments to credit agreements resulting in higher interest rates, as well as additional interest associated with the convertible debt issued at the end of the third quarter of 2006.

Debt extinguishment (gain) loss, net:  The amendment of the convertible notes was accounted for as a debt extinguishment and were recorded at fair value. As a result, in the second quarter of 2007, we recorded a debt extinguishment net gain of $4.1 million. In the first quarter of 2006, we incurred $1.0 million of debt extinguishment expense due to a $49.5 million payment on the term loan. In the third quarter of 2006, fees of $9.5 million related to the original term loan, previous amendments and the August 15, 2006 amendment were expensed as the term loan was considered extinguished as a result of the August 15, 2006 amendment.

Income tax benefit:  For the nine months ended September 30, 2007, the income tax benefit was $8.7 million based on a pre-tax loss from continuing operations of $53.8 million, resulting in an effective income tax rate of 16.3%. Exclusive of tax valuation allowances and the tax benefit recorded on the sale of the continental Europe moving services operations, the effective income tax rate would have been 43.7%. The difference between the pro forma income tax rate of 43.7% for the nine months ended September 30, 2007 and the statutory tax rate is due to a tax benefit for financial reporting purposes associated with the impairment loss on the northAmerican® trade name in Moving Services North America. For the nine months ended September 30, 2006, there was no income tax expense or benefit based on a pre-tax loss from continuing operations of $39.5 million. The difference between the effective income tax rate and statutory tax rate for the nine months ended September 30, 2006 is primarily due to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established tax valuation allowance. Exclusive of tax valuation allowances, the effective income tax rate would have been 37.2%.

Loss from continuing operations:   Loss from continuing operations was $45.1 million, or $0.61 per diluted share, for the nine months ended September 30, 2007, which represents a $5.6 million, or $0.08 per diluted share, increase in losses compared to loss from continuing operations of $39.5 million, or $0.53 per diluted share, for the corresponding period in 2006.

Segment Results of Continuing Operations

Global Relocation Services

	Nine months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$319.4	$275.4	16.0%
Home sales	1,575.5	1,329.4	18.5%
Total revenues	1,894.9	1,604.8	18.1%
Gross margin:
Service	114.2	103.4	10.5%
Home sales	(39.3)	(26.6)	(47.5)%
Total gross margin	74.9	76.8	(2.4)%
Operating expenses	67.4	63.1	6.7%
Operating income from continuing operations	7.5	13.7	(44.8)%

Total revenues were $1,894.9 million for the nine months ended September 30, 2007, which represents a $290.1 million, or 18.1%, increase compared to $1,604.8 million for the corresponding period in 2006. Home sales revenues were $1,575.5 million in 2007, which represents a $246.1 million, or 18.5%, increase compared to $1,329.4 million for 2006. The home sales revenue improvement was driven by a 14% increase in the number of fixed-fee home sales, coupled with an increase in the average market value of homes sold. Service revenues were $319.4 million in 2007, which represents a $44.0 million, or 16.0%, increase compared to $275.4 million in 2006. The increase in service revenues was related to the increase in fixed-fee corporate revenues in North America.

Gross margin was $74.9 million for the nine months ended September 30, 2007, representing a $1.9 million, or 2.4%, decrease compared to $76.8 million for the corresponding period in 2006. Gross margin as a percentage of revenues was 4.0% for 2007, which represents a 0.8 percentage point decrease, compared to 4.8% in 2006. Loss on home sales for the nine months ended September 30, 2007 was $39.3 million, which represents a $12.7 million increase in losses, compared to a loss of $26.6 million in 2006. The decline was a result of a higher number of homes sold and a continued decline in the U.S. housing market. Loss on home sales as a percentage of home sales revenue was 2.5% for the nine months ended September 30, 2007, which represents a 0.5 percentage point increase, compared to 2.0% in 2006. Gross margin on service revenue was $114.2 million for the nine months ended September 30, 2007, representing a $10.8 million, or 10.5%, increase compared to $103.4 million in 2006. Gross margin percentage on service revenue was 35.8% for the nine months ended September 30, 2007, which represents a 1.7 percentage point decrease compared to 37.5% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America.

Operating expenses were $67.4 million for the nine months ended September 30, 2007, which represents a $4.3 million, or 6.7%, increase compared to $63.1 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $0.7 million, operating expenses increased $3.6 million. The increase in operating expenses was primarily due to increased advertising and promotion expenses and bank fees of $1.9 million for the amendment and renewal of the securitization agreement, partially offset by lower intangibles amortization.

Operating income was $7.5 million for the nine months ended September 30, 2007, which represents a $6.2 million decrease, compared to operating income of $13.7 million in 2006. The decrease was primarily due to an increase in losses on home sales and increased operating expenses, partially offset by an increase in service revenue gross margin.

Moving Services North America

	Nine months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$975.1	$1,043.6	(6.6)%
Gross margin	94.1	100.6	(6.5)%
Operating expenses	90.4	82.0	10.1%
Operating income from continuing operations	3.7	18.6	(80.0)%

Revenues were $975.1 million for the nine months ended September 30, 2007, which represents a $68.5 million, or 6.6%, decrease compared to $1,043.6 million for the corresponding period in 2006. The decrease in revenues for the first nine months of 2006 was driven by a 9.1% decrease in shipments compared to 2006, primarily in the military and consumer channels. The volume shortfall was partially offset by a 3.8% increase in revenue per shipment relative to the same period in 2006.

Gross margin was $94.1 million for the first nine months of 2007, which represents a $6.5 million, or 6.5%, decrease compared to $100.6 million in 2006. The decline in gross margin was primarily driven by the decrease in shipments for the first nine months of 2007 relative to the same period in 2006. The gross margin as a percentage of revenues was flat to 2006 at 9.6%.

Operating expenses were $90.4 million for the first nine months of 2007 representing an $8.4 million, or 10.1%, increase compared to $82.0 million in 2006. Excluding the impairment charge of $12.0 million for the northAmerican® trade name, operating expenses were $78.4 million, which represents a $3.6 million, or 4.5%, decrease compared to the same period in 2006. The decrease was driven by productivity initiatives and other cost savings associated with lower volume, as well as lower corporate allocations.

Operating income from continuing operations was $3.7 million for the first nine months of 2007, which represents a $14.9 million decrease compared to operating income of $18.6 million in 2006. Excluding the impairment charge of $12.0 million, operating income was $15.7 million, which represents a $2.9 million, or 15.4% decrease, compared to the same period in 2006. The decline was driven by lower shipment volume, partially offset by an increase in revenue per shipment and lower operating expenses.

Moving Services Europe and Asia Pacific

	Nine months ended September 30,
	2007	2006	Percent Change
	(In millions)
Revenues	$262.0	$304.9	(14.1)%
Gross margin	81.2	88.7	(8.5)%
Operating expenses	86.2	91.0	(5.2)%
Operating loss from continuing operations	(5.0)	(2.3)	N/M*

* Not meaningful

Revenues were $262.0 million for the nine months ended September 30, 2007, which represents a $42.9 million, or 14.1%, decrease compared to $304.9 million in the corresponding period of 2006. Excluding the favorable effects of changes in exchange rates of $21.3 million and the effect of the disposition of continental Europe which was sold in the first quarter of 2007 of $73.0 million, revenues grew $8.8 million, or 3.8%. The increase was driven by Asia, the United Kingdom and Australia.

Gross margin was $81.2 million for the nine months ended September 30, 2007, which represents a $7.5 million, or 8.5%, decrease compared to $88.7 million for the corresponding period in 2006. The gross margin as a percentage of revenues was 31.0% in the first nine months of 2007, which represents a 1.9 percentage point increase, compared to 29.1% in 2006. Excluding the favorable effect of changes in exchange rates of $6.3 million and the effect of the disposition of continental Europe of $19.3 million, gross margin improved $5.5 million, or 7.9%. The improvement in gross margin was driven by revenue volume in the United Kingdom and Asia, as well as improved operating efficiencies in the United Kingdom.

Operating expenses were $86.2 million for the nine months ended September 30, 2007, which represents a $4.8 million, or 5.2%, decrease compared to $91.0 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $7.1 million and the effect of the disposition of continental Europe, including the related restructuring expense, of $12.8 million, operating expenses increased $0.9 million, basically flat to the corresponding period in 2006.

Operating loss was $5.0 million for the first nine months of 2007, which represents a $2.7 million increase in losses, compared to a loss of $2.3 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $0.8 million and the effect of the disposition of continental Europe, including the related restructuring expense, of $6.5 million, operating income improved $4.6 million. The improvement was primarily driven by an improved gross margin in the United Kingdom and Asia and lower operating expenses in the United Kingdom, partially offset by increased operating expenses in Australia and New Zealand.

Corporate

For the nine months ended September 30, 2007, we incurred $19.0 million of corporate expenses, representing a $4.9 million improvement compared to $23.9 million in the nine months ended September 30, 2006. The improvement was driven by a $7.4 million reduction in legal charges, primarily due to a $5.6 million charge for the securities class action complaint recorded in the first quarter of 2006, which did not recur in 2007, and a decrease of $2.4 million in stock compensation expense. The decrease was partially offset by an increase of $1.1 million in audit fees and corporate expenses of $3.7 million that were previously allocated to the operating segments in 2006.

Results of Discontinued Operations

In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment. Revenues from discontinued operations were zero and $8.5 million and pre-tax operating losses were $1.3 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Gain on disposals, net of tax, were $1.2 million and $9.7 million for the nine months ended September 30, 2007 and 2006, respectively. Gain on disposal for the nine months ended September 30, 2007 and 2006 includes $0.9 million representing amortization of the reserve guarantee associated with the previously disposed U.S. Insurance Business, which was based on management’s estimate supported by an independent actuarial valuation. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. The present value of the reserve guaranty liability will be amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain on disposal in discontinued operations. The 2006 gain also includes an after-tax gain of approximately $7.8 million related to the sale of the Business Services Division.

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

Our principal capital resources consist of our senior credit facility and our accounts receivable, including our accounts receivable securitization facility. We have a $490.6 million senior credit facility (“Credit Facility”) through our subsidiary, SIRVA Worldwide, Inc. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $315.6 million term loan obligation and a $175.0 million revolving credit facility. Borrowings under the revolving credit facility were $82.5 million and $29.0 million as of September 30, 2007 and December 31, 2006, respectively. We had outstanding letters of credit of $18.0 million and $18.6 million as of September 30, 2007 and December 31, 2006, respectively. We had available credit of $74.5 million and $127.4 million as of September 30, 2007 and December 31, 2006, respectively.

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

We executed an amendment to the Credit Facility on June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage. Under the amended terms of the agreement, SIRVA Worldwide is required to meet certain financial covenants beginning with the period ending March 31, 2007 and measured quarterly thereafter. The maximum permitted consolidated leverage test as of March 31, 2007 was 5.50:1 and will be adjusted each quarter to 7.25:1 as of December 31, 2007. The consolidated interest coverage test is a minimum of 1.40:1 as of March 31, 2007 and will be adjusted each quarter to 0.90:1 as of December 31, 2007. The amendment to the credit agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 27, 2007.

Based on current performance and anticipated future financial results due to the continued weak U.S. real estate market, we believe that we will not be in compliance with our debt covenants currently in place for June 30, 2008 and thereafter. In the past, we have been able to amend the terms and covenants in order to stay in compliance. Although we intend to enter into discussions with our lenders to modify the terms of the existing debt to rectify the expected non-compliance with our debt covenants, we are also pursuing other strategic alternatives. There can be no assurance that we will achieve any of these alternatives. However, as of the date of this filing, we believe that it is more likely than not that we will continue as a going concern, and accordingly, we continue to report the debt under the senior credit facility as long-term.

The future breach of any covenant could result in a default under the credit facility and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior secured lenders to make further extensions of credit under the credit facility could be terminated. If we were unable to repay the indebtedness to the senior secured lenders, these lenders could proceed against the collateral securing that indebtedness. The credit facility is collateralized by substantially all of our assets.

On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10% convertible notes due 2011. Effective June 27, 2007, we amended the terms of the convertible notes (as amended, “Convertible Notes”) to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of our Convertible Preferred Stock upon stockholder approval.

On August 23, 2007, our stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. Dividends are payable on the Convertible Preferred Stock quarterly, when, as and if declared by our Board of Directors, on March 15, June 15, September 15 and December 15 of each year at a rate per annum of 8.00% per share on the liquidation preference. If we are unable to pay dividends on the Convertible Preferred Stock on a dividend payment date, the liquidation preference of the shares will be increased by the accretion amount in respect of the unpaid dividend and that accreted amount will be convertible into shares of our common stock at a conversion value equal to the lesser of $2.00 per share or the fair market value per share.

Our subsidiary, SIRVA Mortgage, Inc. (“SIRVA Mortgage”), utilizes a flexible early purchase facility and a warehousing credit and security agreement to fund our mortgage loans held for resale. The flexible early purchase facility has total availability of $250.0 million and a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. The flexible early purchase facility is the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. The outstanding balance against the flexible early purchase facility was $55.1 million and $85.6 million as of September 30, 2007 and December 31, 2006, respectively. Effective May 2007, the flexible early purchase facility was amended to establish a termination date of June 1, 2008 and revise, among other matters, the interest rate payable for various mortgage loans.

The warehousing credit and security agreement has a facility of $40.0 million and a $40.0 million sub-limit to permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees under relocation programs. The outstanding balance against the warehousing credit and security agreement was $39.2 million and $39.4 million as of September 30, 2007 and December 31, 2006. Effective June 2007, the $40.0 million warehousing credit and security agreement was renewed and extended to June 1, 2008.

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

In early September, we were advised by the lenders for the flexible early purchase facility and warehousing credit and security agreement that the agreements will not be renewed in 2008, because the lenders are terminating their mortgage warehousing lending business. This termination is not based on any failure by SIRVA Mortgage to comply with the requirements of the agreements. SIRVA Mortgage has received approval from a new lender and documentation is being finalized for a $175.0 million early purchase facility, which is intended to replace the existing $250.0 million flexible early purchase facility, and a $25.0 million mortgage warehouse line of credit, which is intended to replace the $40.0 million warehousing credit and security agreement. The mortgage warehouse facility will not initially include the sublimit that our current facility has that permits the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC. The facilities would expire 364 days from the date of execution. While there is no assurance that the new lender will execute the agreements, we believe it is more likely than not that execution will occur.

Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $37.7 million at September 30, 2007. The outstanding balance of these facilities was $13.9 million at September 30, 2007 and $24.1 million at December 31, 2006. One facility of approximately $16 million to an international subsidiary of SIRVA Relocation LLC terminated on July 31, 2007. We replaced this facility by expanding an existing facility in SIRVA Finance Limited to $30.7 million from $13.9 million and extending it to July 2008. The SIRVA Finance Limited facility of $30.7 million is a committed facility, while the other financing facilities are uncommitted, but generally remain available and are expected to be renewed in the future.

Cash generated from operations, together with amounts available under the revolving credit facility and any other available source of liquidity, have been adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs through the date of this filing. As a result of challenging conditions in the real estate market and, more recently, the mortgage market, we have been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on us. The longer that these homes stay in inventory, the more likely we will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

In response to the challenging market conditions facing our business, we will continue to take actions to conserve cash and improve profitability. These actions include accelerating the renegotiation or termination of unprofitable contracts, implementing various cost reduction measures, and restructuring our capital structure. Assuming that such actions or are successful, we expect that we will be able to meet our obligations for at least the next 12 months thereafter. However, if market conditions worsen and additional financing sources are needed, there can be no assurance that we will be able to meet our obligations.

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

Cash flows from operating activities

Net cash provided by operating activities was $12.0 million for the nine months ended September 30, 2007, as compared to $101.3 million of cash used in the corresponding period in 2006. The primary drivers for the net cash provided by operations of $12.0 million in 2007 were a net increase in sales of mortgages held for resale of $29.0 million, coupled with a net positive impact in non-cash adjustments of $33.0 million and changes in other assets and liabilities of $5.4 million. These increases were partially offset by a net loss of $45.2 million and a net use of $10.2 million from the purchase and sale of relocation properties and associated receivables and payables.

The primary drivers of the use of $101.3 million in 2006 were a net change in other assets and liabilities of $63.3 million primarily driven by accounts receivable, a net loss for the period of $36.5 million, a net increase in originations of mortgages held for resale of $18.3 million, and a net use of $14.6 million from the purchase and sale of relocation properties and associated receivables and payables. These negative impacts were offset by a positive impact from non-cash adjustments of $31.4 million.

Cash flows from investing activities

Net cash used by investing activities was $5.4 million in the nine months ended September 30, 2007 compared to $74.8 million of cash provided in the nine months ended September 30, 2006. Our capital expenditures, which are for computer equipment, software development, and transportation and warehouse equipment, totaled $11.6 million and $11.9 million in the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures for the year ended December 31, 2007 are estimated to be approximately $13.0 million. Net proceeds from dispositions for the nine months ended September 30, 2007 were $5.3 million, primarily related to the sale of our continental Europe moving services operations. Net proceeds from the sale of the Business Services Division in the United Kingdom and Ireland were $85.7 million, and additional proceeds from the sale of the U.S. Insurance Business were $1.0 million in the nine months ended September 30, 2006.

Cash flows from financing activities

Net cash used for financing activities was $4.9 million compared to $41.6 million of cash proceeds for the nine months ended September 30, 2007 and 2006, respectively. Cash flows from financing activities consist primarily of bank borrowing drawdowns and repayments and changes in our mortgage warehouse and relocation financing facilities. Net borrowings were $2.7 million compared to net repayments on borrowings of $27.8 million for the nine months ended September 30, 2007 and 2006, respectively. Debt issuance costs were $4.3 million and $5.7 million in the nine months ended September 30, 2007 and 2006, respectively. Repayments on capital lease obligations were $2.2 million and $3.5 million in the nine months ended September 30, 2007 and 2006, respectively. The change in book overdrafts had a negative impact on cash of $1.1 million in the nine months ended September 30, 2007 compared to a positive impact on cash of $3.6 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2006, proceeds of $75.0 million were received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement to sell up to $182.5 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. This arrangement was renewed in September 2007 for one year, and the amount was reduced to $182.5 million from $243.1 million. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. The receivables are primarily home equity advances and other payments to transferees and corporate clients and are collateralized by promissory notes, the underlying value of the properties and contract arrangements with the corporate clients. The equity advances generally are due within 180 to 270 days or upon the sale of the underlying property. Under the terms of the sales agreement, we are responsible to service the equity advances and other payments during their life, including administration and collection on the receivables, on behalf of the unaffiliated third-party bank. Servicing fees we receive under the sales agreement are deemed adequate compensation to us for performing the servicing; accordingly, no servicing asset or liability has been recognized.

As of September 30, 2007, 100% of the facility was utilized. Proceeds from net receivables sold net of collections paid to purchasers were $2.3 million for the nine months ended September 30, 2007.

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

On June 22, 2007, we entered into a settlement agreement with the plaintiffs and other defendants in the litigation, which received final court approval on October 31, 2007. The settlement dismissed all pending claims with no admission of wrongdoing by us or any of the other defendants, and the defendants received a full release of all claims asserted in the litigation. As a result, we recorded a charge of $5.6 million in the first quarter of 2006, the earliest period for which financial statements had not been completed at that time, reflecting our best estimate of the settlement costs to be incurred in connection with this matter.

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

We are cooperating with the investigations. For the nine months ended September 30, 2007, we recorded legal fees of $1.1 million in relation to this matter. For the nine months ended September 30, 2006, legal fees were insignificant. We have established an accrual in accordance with the guidelines set forth in SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances.

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

OOIDA

The Owner-Operator Independent Drivers Association, Inc. (“OOIDA”), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, we entered into a settlement agreement with OOIDA pursuant to which we settled this litigation for $8.0 million. The settlement agreement received final court approval on September 28, 2007. Under the terms of our agency agreements with each of our agents, we believe we are indemnified by the agents for such potential liability and intend to share these settlement costs with our agents.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 as of January 1, 2008. We do not expect this statement to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are required to adopt SFAS No. 159 as of January 1, 2008. We do not expect this statement to have a material effect on our financial statements.

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

•       risks associated with our credit agreements, including increased borrowing costs in connection with ratings downgrades;

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of September 30, 2007. Because of the one material weakness described below, the Company’s Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, the Company believes that the material weakness that existed at December 31, 2006 had been remediated. The Company implemented controls over the pension benefit and related accounts reconciliations, which management believes will prevent the recurrence of the material weakness described above. However, the operating effectiveness of these controls will be evaluated at the end of 2007.

During the quarter ended September 30, 2007, there were no changes identified by the Company in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We incorporate by reference the information set forth in Note 14, “Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements” in this report.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”) includes a detailed discussion of risk factors, which could materially affect our business, financial condition or future results. The information presented below should be read in conjunction with the risk factors and information disclosed in the 2006 Annual Report. The risks described in the 2006 Annual Report and the information presented below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

We may not be able to generate sufficient cash flows to meet our liquidity needs.

Our business may not generate sufficient cash flow from operations or from other sources, and cash flows may not be available to us in an amount sufficient to enable us to meet our capital needs, which include funding for homes that we take into inventory, working capital and debt service. Our ability to generate cash from operations is, to a significant extent, subject to general conditions within the real estate market. In recent months, a number of factors have negatively impacted the overall real estate market resulting in declining home values, decreasing new and existing home sales, and higher levels of unsold homes.

As a result of challenging conditions in the real estate market and, more recently, the mortgage market, we have been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile.  As these homes come into inventory, they impose additional capital requirements on us. The longer that these homes stay in inventory, the more likely we will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

Our ability to generate cash from operations has been negatively impacted by current market conditions. For the nine months ended September 30, 2007, our operating activities provided $12.0 million of cash, which was offset by $5.4 million and $4.9 million of cash used for investing activities and financing activities, respectively. At September 30, 2007, we had $43.5 million of cash and cash equivalents. Due to our substantial indebtedness, we have significant debt service obligations. For the remainder of fiscal 2007, we have scheduled interest payments aggregating approximately $15.6 million. If we cannot meet our capital needs, including servicing our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures and restructuring our indebtedness.

Our failure to comply with the financial covenants in our senior secured credit facility could permit the lenders thereunder to declare all amounts outstanding immediately due and payable.

Based on our current performance and anticipated future financial results due to the continued weak U.S. real estate market, we may not be in compliance with our financial covenants in the second quarter of 2008. The future breach of any covenant could result in a default under our senior secured credit facility and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of the senior secured lenders to make further extensions of credit under the credit facility could be terminated. If we were unable to repay the indebtedness to the senior secured lenders, these lenders could proceed against the collateral securing that indebtedness. The credit facility is collateralized by substantially all of the Company’s assets.

In the past, we have been able to amend the terms and covenants in order to stay in compliance. We intend to enter into discussions with our lenders to modify the terms of our outstanding debt to rectify the expected non-compliance with our debt covenants in the second quarter of 2008. We cannot assure you that we will reach agreement with our lenders with respect to an amendment to our senior secured credit facility or if we do reach an agreement, what the terms of such agreement will be or what actions, if any, we will be required to undertake in connection with such an agreement. In addition, we also are pursuing other strategic alternatives in an effort to reduce our current level of indebtedness because our current operations cannot support our existing capital structure. There can be no assurance that we will achieve any of these alternatives.

Our stock may be delisted from the New York Stock Exchange (“NYSE”).

On October 1, 2007, the NYSE notified us that we were “below criteria” for continued listing on the NYSE because, among other matters, the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period. As a result, our average market capitalization was less than $75 million during the same period. Furthermore, the closing price of our common stock recently has been as low as $0.39 per share. If we fail to regain compliance with these continued listing standards, our stock will be subject to suspension by the NYSE and delisting by the SEC. A delisting may negatively impact the value of our stock, as stocks trading on the over-the-counter market are typically less liquid.

We may be required to recognize additional asset impairment charges.

We have incurred, and may further incur, impairment charges with respect to our indefinite-lived intangible assets and goodwill, such as the northAmerican® trade name and Moving Services United Kingdom goodwill. In accordance with the applicable accounting literature, we test for impairment when impairment indicators arise, which include, but are not limited to:

•              Significant adverse changes in the business climate.

•              Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets.

•              A current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life.

•              A significant drop in our stock price.

Due to the impairment indicators noted in Note 9 “Goodwill and Intangible Assets” in our Notes to the Unaudited Condensed Consolidated Financial Statements, we performed interim impairment testing on our goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 142, as of September 30, 2007. As a result, we determined that the carrying amount of the northAmerican® trade name exceeded its estimated fair value, resulting in an impairment loss of $12.0 million within the Moving Services North America segment. We use a discounted cash flow method based on estimated relief of royalty payments to estimate the fair value of the trade names.

We also determined that an impairment loss on goodwill was probable in Moving Services United Kingdom. However, we are not able to reasonably estimate the amount of such impairment, because we have not yet completed the valuations required under SFAS No. 142. In the fourth quarter, we will complete the “step two” valuation to measure the Moving Services United Kingdom goodwill impairment, as well as perform our annual impairment tests, including updating “step one” tests, which could result in further indications of impairment with respect to other reporting units. We use discounted cash flow methods to estimate the fair values of the reporting units in our goodwill impairment tests.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 23, 2007, we held our 2007 annual meeting of stockholders. At that meeting, Frederic F. Brace, John R. Miller and Robert W. Tieken were re-elected to our Board of Directors as Class I directors for three-year terms expiring at the 2010 annual meeting of stockholders. In addition, the stockholders approved the conversion of our convertible notes into shares of our convertible perpetual preferred stock, the related issuance of the convertible perpetual preferred stock to certain investors, and the related issuance of shares of common stock underlying the convertible notes and convertible perpetual preferred stock. The stockholders also approved our Amended and Restated Omnibus Stock Incentive Plan and ratified the Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007. The votes on these matters were as follows:

Election of Directors

	For	Withheld
Frederic F. Brace	64,822,033	2,206,128
John R. Miller	63,049,048	3,979,113
Robert W. Tieken	64,783,320	2,244,841

In addition, the term of office of each of the following directors continued after the meeting: Robert J. Dellinger, Thomas E. Ireland, Laban P. Jackson, Jr., Peter H. Kamin, General Sir Jeremy Mackenzie and Joseph A. Smialowski. On September 17, 2007, Mr. Jackson resigned from the Board of Directors effective immediately. Mr. Jackson’s resignation was due to other professional commitments and not the result of a disagreement with SIRVA on any matter relating to SIRVA’s operations, policies or practices.

Approval of the Conversion of SIRVA’s Convertible Notes and Related Issuances of Convertible Perpetual Preferred Stock and Common Stock

For	Against	Abstaining	Broker Non-votes
52,541,116	928,307	362,169	13,196,569

Approval of the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan

For	Against	Abstaining	Broker Non-votes
47,300,114	6,517,824	13,654	13,196,569

Ratification of Ernst & Young LLP as independent registered public accounting firm for 2007

For	Against	Abstaining
66,854,601	156,837	16,723

ITEM 5. Other Information

In lieu of filing a Form 8-K pursuant to Item 5.02 thereof, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, the Company is providing the requisite disclosures, within the time periods specified in General Instruction B to Form 8-K, in this report.

On November 7, 2007, SIRVA entered into a letter agreement (the “Employment Agreement”) with James J. Bresingham, pursuant to which Mr. Bresingham accepted the Board’s offer to become SIRVA’s Senior Vice President and Chief Financial Officer. The Employment Agreement is effective as of November 11, 2007. Mr. Bresingham had been serving as SIRVA’s Executive Vice President and acting Chief Financial Officer since June 8, 2007. From January 1, 2006 through August 18, 2007, Mr. Bresingham also served as SIRVA’s Chief Accounting Officer. For further information regarding Mr. Bresingham’s original appointment, see Item 5.02 of SIRVA’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference.

Under the Employment Agreement, Mr. Bresingham will receive an annual base salary of $325,000, with a maximum annual cash bonus opportunity of up to 75% of his base salary under SIRVA’s Management Incentive Plan. Mr. Bresingham is also entitled to participate in health, welfare and other benefits available to SIRVA’s executives, including a $16,800 annual company car allowance, personal financial consulting and a $1,500 annual executive physical examination. Mr. Bresingham will also be eligible to participate in SIRVA’s Senior Executive Severance Plan.

The description of the Employment Agreement set forth above is qualified in its entirety by reference to the actual terms of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.14 and incorporated herein by reference.

ITEM 6.                   EXHIBITS

Exhibit Number	Description of Document	Method of Filing
10.1	General Release & Separation Agreement, dated as of July 3, 2007, between SIRVA, Inc. and J. Michael Kirksey.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed July 10, 2007 and incorporated herein by reference.

10.2	Letter Agreement, dated July 3, 2007, from SIRVA, Inc. to James J. Bresingham.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed July 10, 2007 and incorporated herein by reference.

10.3	Letter Agreement, dated August 24, 2007, from SIRVA, Inc. to Daniel P. Mullin.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed August 24, 2007 and incorporated herein by reference.

10.4	SIRVA, Inc. Senior Executive Severance Plan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed September 18, 2007 and incorporated herein by reference.

10.5	Form of Award Letter for SIRVA, Inc. Senior Executive Severance Plan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 18, 2007 and incorporated herein by reference.

10.6	Letter Agreement, dated September 17, 2007, from SIRVA, Inc. to Robert W. Tieken.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed September 20, 2007 and incorporated herein by reference.

10.7	SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Previously filed as Exhibit 4.1 to SIRVA, Inc. Form S-8, filed October 5, 2007 and incorporated herein by reference.

10.8	Form Of Stock Option Agreement with two year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

10.9	Form Of Stock Option Agreement with four-year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

10.10	Form of Stock Option Agreement for UK recipients with two year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

10.11	Form of Stock Option Agreement for UK recipients with four year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

Exhibit Number	Description of Document	Method of Filing
10.12	Form of Restricted Stock Agreement under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

10.13	Form of Restricted Stock Agreement for UK recipients under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan	Filed herewith.

10.14	Letter agreement, dated November 7, 2007, from SIRVA, Inc. to James J. Bresingham	Filed herwith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRVA, INC.

November 7, 2007	By:	/s/ Robert W. Tieken
Robert W. Tieken
Chief Executive Officer

November 7, 2007	By:	/s/ James J. Bresingham
James J. Bresingham
Executive Vice President, Acting Chief Financial Officer