Form 10-K
period 2007-12-31
SIRVA INC
filed 2008-03-12
CIK 1181232

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.01 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $63.3 million.

        As of February 1, 2008, 75,867,520 shares of the Registrant's common stock were outstanding.

Documents incorporated by reference:
None

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, the words "we," "us," "our" and similar terms, as well as references to "SIRVA" or the "Company" refer to the business of SIRVA, Inc. and all of its subsidiaries, including North American Van Lines, Inc. ("NAVL") and Allied Van Lines, Inc. ("AVL"). NAVL and AVL sometimes are referred to herein collectively as the "Van Lines."

The Company

        We are a leader in the global relocation industry, providing our relocation solutions (relocation services and moving services) to a well-established and diverse customer base, including more than 7,700 corporate clients and governmental agencies, as well as thousands of individual consumers around the world. Our goal is to provide our customers with comprehensive, customizable relocation solutions that improve their employee's relocation experience, streamline employee transfer administration, reduce real estate market risk and lower relocation costs. Our services include transferee counseling, home purchase programs, real estate broker and agent referrals to assist transferees with home sales and purchases, mortgage originations, expense management, movement of household goods, global program management and the provision of destination "settling in" services. We globally market and deliver these services under the SIRVA® Relocation brand, as well as a variety of household goods moving brands worldwide.

        We provide relocation services through our operating centers located in the United States, Asia, continental Europe, the United Kingdom, Australia and New Zealand. In each location, our customer service and account management teams regularly interact with our corporate clients and their transferring employees to meet their global relocation needs. Our corporate relocations originate primarily in the United States and the United Kingdom.

        We also are a world leader in moving household goods. We operate in more than 47 countries under well-recognized brand names, including Allied® and northAmerican® in North America; Pickfords, Hoults and Allied Pickfords in the United Kingdom; and Allied Pickfords in the Asia Pacific region. We provide moving services for corporate, military/government and consumer clients through our worldwide proprietary agent network. In North America, we provide moving services through our branded network of approximately 600 agents who own the trucks and trailers used in moves and are responsible for the packing, hauling, storage and distribution of household goods. We act as a network manager for our agents and provide, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. Outside North America, we provide moving services through a network of Company-operated, agent-owned and franchised locations in Europe and the Asia Pacific region.

        We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a global basis. We provide relocation and moving services through a team of more than 3,800 employees worldwide as of February 1, 2008, operating within four reportable segments—Global Relocation Services, Moving Services North America, Moving Services Europe and Asia Pacific, and Corporate. For certain financial information concerning the Company's operating segments, see Note 17 "Operating Segments" in the Notes to the Consolidated Financial Statements included in this report.

Proceedings under Chapter 11 and Administration of the Bankruptcy Code

        On February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Court"). The chapter 11 cases are being jointly administered under the caption "In re DJK

Residential LLC, et al.," Case No. 08-10375 (JMP) ("Chapter 11 Cases"). The Debtors are operating as debtors-in-possession ("DIP") pursuant to the Bankruptcy Code.

        Due to the previous investigation and restatement of our financial results for the years 2004 and prior in our 2004 Annual Report on Form 10-K/A and resulting delays in our financial reporting from March 2005 to July 2007, we incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required us to obtain numerous amendments to our senior credit facility in order to remain in compliance with our debt covenants. These amendments have resulted in a 575 basis point increase in the borrowing spread on our term debt, in comparison to the borrowing spread we initially paid under the credit facility as of December 1, 2003. These amendments have resulted in a 575 basis point increase in the borrowing margins on our senior bank debt. Higher borrowing margins, coupled with higher market interest rates and our increased debt levels, have increased our annual net interest expense from $18 million in 2004 to $66 million in 2007.

        The declining real estate market and, more recently, the turmoil in the mortgage market have adversely affected our operations and financial condition causing us an extensive liquidity deficiency. We have been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on us. The longer that these homes stay in inventory, the more likely we will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

        The extensive liquidity deficiency and a significant amount of indebtedness forced us to seek Chapter 11 protection to restructure our operations and financial position. The objective of the bankruptcy filing is to provide relief from our burdensome pre-petition debt service, which will allow us to make the necessary investments in the near term to grow and sustain our business. While we believe we will be able to significantly decrease our cash interest expense and reduce the Debtors' unsustainable debt load through the bankruptcy process, there can be no certainty that we will be successful in doing so.

        As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court the Debtors' Prepackaged Joint Plan of Reorganization, dated January 28, 2008 ("Plan"), and accompanying Disclosure Statement of same date. The Plan includes, among other things, the following terms:

  •
  New Credit Facility.    The Debtors' proposed DIP Facility (as defined below) will convert into the reorganized Debtors' new credit facility ("New Credit Facility") upon emergence from bankruptcy. Upon conversion of the DIP Facility into the New Credit Facility, up to 25% of the common stock in the reorganized Company will be distributed pro rata as a fee to the lenders under the New Credit Facility based on their commitments under the New Credit Facility. Any portion of the new common stock not so used will be distributed on a pro rata basis to the lenders ("Pre-Petition Lenders") under the Debtors' senior secured pre-petition credit facility, dated as of December 1, 2003 ("Pre-Petition Credit Facility") among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto. A portion of the Pre-Petition Credit Facility will also be reinstated as the reorganized Debtors' second lien credit facility ("Second Lien Credit Facility") upon emergence from bankruptcy.

  •
  Pre-Petition Credit Facility Claims.    The Pre-Petition Lenders will receive (i) a pro rata share of the reorganized Debtors' Second Lien Credit Facility and (ii) a pro rata share of not less than 75% of the new common stock in the reorganized Company.

  •
  Key Management Incentive Program.    The Plan provides equity awards (in the form of stock, options or warrants) for up to 10% of the new common stock (on a fully diluted basis) of the reorganized company to be granted to continuing employees of the Debtors by the new board of directors of the reorganized company, with pricing, vesting and exercise terms to be determined by the new board. Such equity awards shall be on terms reflective of a policy of rewarding the contribution of management to the long-term financial performance of the reorganized Debtors.

  •
  Trade Creditors and Customers.    The Debtors expect to continue normal operations during the Chapter 11 Cases. The Plan contemplates payment in full of claims held by trade creditors and uninterrupted performance of agreements with customers in accordance with existing business terms.

  •
  Existing Equity.    All existing equity in the Company will be cancelled for no consideration.

        The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

        The Plan was accepted by approximately 94% in number and approximately $464 million (or 96%) in aggregate principal amount of the Pre-Petition Lenders under the Company's Pre-Petition Credit Facility. The Debtors have requested that the Bankruptcy Court confirm the Plan as quickly as possible. A hearing on confirmation of the Plan is set for April 18, 2008.

        Additional information about our Chapter 11 Cases is available on our website at www.sirva.com and can be found by clicking on "Recapitalization Update." Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

DIP Financing

        On February 6, 2008, the Debtors and JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent (in such capacity, the "DIP Agent"), J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner (in such capacities, the "Arranger") and a syndicate of financial institutions (including JPMCB, the "DIP Lenders") entered into a Credit and Guarantee Agreement (collectively, the "DIP Facility").

        The DIP Facility provides up to $150.0 million in financing, comprised of a term loan facility of up to $65.0 million and a revolving credit facility of up to $85.0 million. The DIP Facility has a sublimit of $60.0 million for letters of credit to be issued for purposes that are reasonably satisfactory to the DIP Agent. Standby letters of credit that were outstanding on the petition date and that were issued, extended or renewed in 2008 under the Pre-Petition Credit Facility were deemed to be issued under the DIP Facility. Proceeds from the borrowings under the DIP Facility were used (i) initially, to repay a portion of the outstanding borrowings under the Pre-Petition Credit Facility and (ii) thereafter, for working capital and general corporate purposes of the Company.

        Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super priority obligations and shall be secured by duly perfected first priority liens on all unencumbered property of the Debtors' estates (with certain exceptions) and all property that constituted collateral under the Pre-Petition Credit Facility and junior liens on encumbered property pursuant to Section 364(c), in each case subject to a carve-out for certain professional fees.

        Borrowings under the DIP Facility bear interest at JPMCB's base rate plus 5.5% or, at SIRVA Worldwide Inc.'s option, LIBOR plus 6.5% for interest periods of one or three months. Interest is payable monthly in arrears, on the Termination Date (as defined below) and thereafter on demand.

        The DIP Facility will terminate on the date ("Termination Date") that is the earliest of (i) June 30, 2008, (ii) acceleration of loans under the DIP Facility and termination of the commitments thereunder and (iii) the Effective Date (as defined in the Plan), if the date of conversion of the DIP

Facility into the New Credit Facility does not occur simultaneously therewith. The DIP Facility can be converted into a new facility upon the Debtors' exit from bankruptcy upon the satisfaction of certain conditions.

        The DIP Facility contains representations and warranties, covenants, mandatory prepayment events and events of default customary for debtor-in-possession financings.

Going Concern

        As indicated above, effective February 5, 2008, the Debtors are operating under Chapter 11 of the Bankruptcy Code and our continuation as a going concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP Agreement described above; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements; and (vi) to obtain financing sources to meet our future obligations. These matters create substantial doubt regarding our ability to continue as a going concern.

Segments

  Global Relocation Services

        We offer our customers complete outsourcing of their employee relocation programs. Our services include home sale, home purchase and home marketing assistance, global program consultation and management, expense tracking, compliance reporting, tax reporting, and payroll interface services. We have the ability to aggregate data across all of a customer's relocation activities, which can provide clients a valuable overview of their relocation program expenses, and suggest ways to cut costs and improve services.

        Our goal is to meet the needs of transferees with a full suite of customer-focused, innovative service offerings. These services include:

        Home Sale.    On behalf of our customers, we manage and arrange for the sale of a transferring employee's home and pay all of the normal and customary costs associated with the home sale such as closing costs and real estate broker commissions. In many cases, we also arrange and manage an advance on the equity in the home enabling the employee to purchase a new home before the existing home is sold. In addition, under some programs, if an employee's home is not sold within a specified period, we will purchase the home based on an objective appraised value and then continue to market the property until it is sold.

        We provide these services under two different product offerings: a traditional cost plus model and a fixed-fee model. Under the traditional cost plus model, we provide all services on a cost plus basis, and any loss on the home sale, all carrying costs incurred while the home is "in inventory" and all marketing and home sale expenses are borne by the customer. Under the fixed-fee model, we provide all of these services to our customers with relocating employees selling homes in the United States for a fixed-fee, set as a percentage of the price paid by us to the transferee to acquire his or her home. For both product offerings, we utilize our network of independent real estate brokers to assist with the transferee home sale and, in the United States, receive a referral fee from the broker.

        In the fixed-fee product, we take responsibility for all costs in the home sale process and agree to purchase the home if it is not sold within a pre-determined period or if a third-party sale falls through. When we take a home into inventory, which occurred approximately 32%, 25% and 16% of the time in 2007, 2006 and 2005, respectively, we assume all carrying costs, any loss on resale of the home as well as all marketing and home sale expenses. As part of the consideration paid to the relocating employee for the purchase of their home, we continue to service the transferring employee's mortgage until the home is sold or, in some cases, we immediately pay off the mortgage. We believe this product better aligns our interests with our customer's interests, because it is in our mutual interests to avoid holding homes in inventory for long periods of time and incurring losses on resale. For the year ended December 31, 2007, our fixed-fee product represented approximately 51% of our corporate relocations. We actively monitor and rate our real estate brokers to ensure cost-effective, high-quality service.

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

        Mortgage Origination.    SIRVA Mortgage, Inc. ("SIRVA Mortgage"), which is not included in the Debtors' Chapter 11 Cases, focuses on the mortgage needs of the transferring employee. Our mortgage services complement our home finding services and simplify the overall relocation process for the transferee while reducing total relocation costs for our customer. We simplify relocation lending by providing free consultation, quick pre-approval, minimal paperwork, relocation-specific loan programs, direct bill arrangements, and one-stop shopping through our multi-lender network. SIRVA Mortgage's multi-lender approach allows us to research rates and loan options offered by national lenders and help the consumer make an informed decision. We provide mortgage services to our customers' transferring employees, underwriting the mortgage for a transferee's home purchase. Before or shortly after a mortgage is underwritten, we obtain the agreement of one of various third- party financial institutions to purchase the mortgage from us. There typically is a processing lag of 15 to 25 days from the time we fund the mortgages to the time we complete the sale to the third-party financial institution. During this time, the mortgages are carried as current assets and are financed through our mortgage warehouse facility. For the years ended December 31, 2007 and 2006, we originated $1,503.6 million and $1,553.7 million of mortgages, respectively.

        Global Destination Services.    We assist our customers in making relocations more successful by providing a range of services that reduces the inconvenience to transferring employees (and their families) and facilitates their integration into the new location. These services include city orientation, school selection, visa and immigration management, language and cultural training, and other services. We provide these services through a combination of third-party contractors and SIRVA employees, depending, in part, upon the custom for such services in the local market. In cases where we utilize third parties for these services, we typically receive a referral fee from the local service provider.

        We have Global Service Centers in 12 countries, with a network of certified business suppliers in 151 countries, enabling us to provide global solutions to local issues. Through these global offices, we offer a full suite of specialized global relocation services to customers and their transferring employees, including assignment management, process management, visa and immigration services, complete destination services, and expense management.

        Move Management.    We provide move management services to transferring employees, coordinating the packing, storage and moving of a transferring employee's household goods, as well as assistance with questions and claims. We provide these services through our own fulfillment network, described below under "Household Goods Moving Services," or, at a customer's direction, through a non-SIRVA moving company.

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

  Moving Services North America

        Through our Allied® and northAmerican® branded networks, we provide interstate moving services, including household goods packing, storage and transportation services, throughout the United States and Canada. We have a leadership position in the industry, and our Allied® and northAmerican® trademarks are considered two of the most widely recognized and respected brand names in moving services.

        Household Goods Moving Services.    In North America, we primarily provide our household goods moving services through our network of approximately 600 branded agents. Agents are independently-owned local moving companies that provide customers with the local packing, warehousing and the majority of the hauling required to support household moves. Our network of agents and their drivers own most of the equipment used in our moving operations. We act as a network manager for our agents, providing, among other services, brand management, sales and marketing support, interstate dispatch and planning, billing, collection and claims handling. We also have a centralized consumer contact center in the United States that facilitates direct consumer inquiries from a broad range of affinity partners, internet, and other third-party lead sources, as well as from our branded websites. The contact center provides immediate customer response, service qualification, and real time connection to a preferred local agent.

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

        Agent Network.    We have developed long-term relationships with the branded agents in our network, and some of our agents have been affiliated with our company for several generations. Our relationship with each agent is governed by an agency contract that defines the terms and conditions of the agent's exclusive representation of us in all interstate household goods shipments, as well as the compensation structure for services provided. A majority of our Allied® and northAmerican® agents are on term contracts that provide security to both parties and ensure us representation and revenues in key markets. In May 2005, a three-year contract was signed by more than 94% of our Allied® agents. We are currently in discussions with our Allied agents to renew the contracts before their expiration at the end of April 2008. Effective January 2008, a five-year contract was entered into with northAmerican® agents. No single agent accounted for more than 5% of our linehaul revenues for our Moving Services Household Goods business in 2007.

        Owner-Operators.    Owner-operators are independent contractors who work with our agent network and us to provide household goods and specialty transportation fulfillment services. In most circumstances, they own their trucks and coordinate obtaining the labor needed to service customer moves. At December 31, 2007, across our network in North America, there were approximately 1,900 owner-operators contracted almost exclusively by agents in household goods moving and 48 agent contracted owner-operators in our Special Products moving business, which provides for the transportation of non-household goods freight. There were approximately 19 owner-operators contracted directly by our Special Products moving business.

  Moving Services Europe and Asia Pacific

        Through our multiple brands in Europe and the Asia Pacific region, we provide international household goods packing, storage and moving services. The combination of these operations, together with our moving services operations in North America, provides us with a leadership position in the moving services industry around the world.

        In Europe and the Asia Pacific region, we primarily provide household goods moving services, as well as office and industrial moving services, through a combination of our company-operated locations, our proprietary agent network, and our network of affiliated preferred providers. We operate a majority of the fulfillment assets in the United Kingdom and the Asia Pacific regions. In March 2007, we sold our moving services operations in 13 continental European countries. In connection with the transaction, the purchaser entered into authorized representative agreements giving the purchaser the right to use the Allied trademark. In March 2008, we entered into a definitive agreement to sell our moving services operations in the United Kingdom and Ireland. See Note 23 "Subsequent Events" in the Notes to Consolidated Financial Statements included in this report.

        We are subject to certain risks relating to our international operations. For a description of these risks, see Item 1A, Risk Factors, "The international scope of our operations may adversely affect our business" and "We are exposed to currency fluctuations, which may have an adverse effect on us."

Customers

        We serve a diverse range of customers around the world, including corporations of all sizes, military and government agencies, and individual consumers. This diverse client base helps to lower our exposure to downturns or volatility in any one industry or region. No single customer accounted for more than 9.6% of our 2007 revenues.

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

        Military/Government Agencies.    We provide household goods moving services to state and federal government agencies in the United States, including the U.S. Department of Agriculture, the Drug Enforcement Administration, the Federal Bureau of Investigation, all branches of the U.S. military, and government agencies of other countries around the world. These military and government agencies traditionally have represented a stable source of demand for our services and are less subject to economic cycles than our corporate customers. Our agreements with the U.S. military may be terminated at the government's election under certain circumstances. In November 2007, we made the strategic decision to exit the U.S. government relocation services business, although we continue to provide moving services to the U.S. government.

        Consumer Market.    We provide domestic and international household goods moving services to consumers around the world. Although volume has declined in the past two years due to the sharp downward trend in the domestic real estate market, the consumer household goods moving market traditionally has been stable in terms of both volume and price. Selection of a moving company generally is driven by brand, quality, price and capacity.

Seasonality

        Our operations are subject to seasonal trends. Revenues and operating income from continuing operations for the quarters ending in March and December are typically lower than the quarters ending in June and September. The stronger performance in the second and third quarters is due to the higher moving shipment count and relocation initiations associated with the summer moving season, which also allows for somewhat higher pricing than in the winter months. The seasonal impact on our quarterly revenues from continuing operations is illustrated by the following table showing quarterly revenues from continuing operations as a percent of total revenues for the indicated fiscal years.

	2007	2006	2005
Quarter 1	21.6%	19.6%	19.4%
Quarter 2	27.8%	26.7%	27.2%
Quarter 3	29.5%	30.1%	30.9%
Quarter 4	21.1%	23.6%	22.5%

	100.0%	100.0%	100.0%

Sales and Marketing

        We have a global corporate sales and marketing team of approximately 270 members and a network of over 2,700 agent sales personnel in the United States serving the corporate and consumer channels. We address the consumer market through multiple channels, including a customer contact center, printed telephone directories and various Internet-based and direct marketing efforts. In addition, we have a dedicated sales team for the government market.

        While we strive to grow our business in each market, we believe our largest opportunity for growth is in the corporate market. Because of our long-standing moving services relationships with many of our corporate clients, we have a performance history that enables us to offer related relocation services to many of them. This combined offering of relocation and moving services can often reduce a customer's costs, while maintaining or improving the quality of service, and simplifying their administrative effort.

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

        We believe the basis for competing successfully in this market rests on a company's ability to meet the needs of customers, including high quality, low cost, low risk, simplified administration and effective knowledge management. The majority of our major competitors approach the market based on their strength in real estate. We approach the market based on our innovative service offerings and our global capabilities.

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

        Moving Services Europe and Asia Pacific.    Within Europe and the Asia Pacific region, the moving services industry is also extremely fragmented with competition from regional, national and local moving companies. Many of these companies may specialize in segments of the moving market such as international, domestic or office moving. In Europe, competitors include the Brittania Group, Bishop Removals, Crown Relocations, and White and Company in the U.K. domestic moving market, and Sterling International Group, TEAM Relocations, Crown Relocations, AGS, UTS, Michael Gerson Ltd., and Interdean Holdings Limited in the international moving market. In Asia Pacific, our chief competitors include Crown Worldwide Holding Ltd., Santa Fe Transports Intl. Ltd., and the Asian Tigers Group. In the office moving market, competitors include Atlantis, Business Moves Group Ltd., Crown Relocations, Harrow Green Ltd, Premier Moves Ltd. and Wridgways.

Government Regulation

        Moving Services North America.    Our operations are subject to various federal, state, local and foreign laws and regulations that in many instances require permits and licenses. Our U.S. interstate motor carrier operations, as a common and contract carrier, are regulated by the Federal Motor Carrier Safety Administration ("FMCSA"), which is an agency within the U.S. Department of Transportation ("DOT"), and the Surface Transportation Board ("STB"), an independent agency housed at the DOT. The STB has jurisdiction similar to the former Interstate Commerce Commission ("ICC") over such issues as rates, tariffs, antitrust immunity and undercharge and overcharge claims. The DOT, and in particular the FMCSA, also has jurisdiction over such matters as safety; the registration of motor carriers, domestic freight-forwarders and brokers; insurance (financial responsibility) matters; financial reporting requirements; enforcement of equipment leasing, loading and unloading practices; and consumer protection regulation. In addition to motor carrier operations, we also conduct domestic operations as a licensed or permitted freight-forwarder and property broker. Many of the licenses and permits that we hold were issued by the ICC, which was eliminated in 1996; some of its regulatory functions are now performed by the DOT, the STB and the FMCSA. With respect to interstate motor carrier operations, the FMCSA is the principal regulator in terms of safety, including carrier and driver qualification, drug and alcohol testing of drivers, hours of service requirements and maintenance and qualification of equipment.

        Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. In May 2007, the STB issued a decision terminating its approval of the rate agreements of all motor carrier rate bureaus that authorize the bureaus' carriers to engage in collective rate-making activities. As a result, this decision removed the exemption from antitrust laws the moving services industry has previously operated under, effective September 4, 2007. The loss of this exemption could result in an adverse effect on our operations or financial condition.

        We also are an ocean transportation intermediary pursuant to the Shipping Act of 1984, as amended ("Shipping Act"). As such, we hold ocean freight-forwarder licenses issued by the Federal Maritime Commission ("FMC") and are subject to FMC bonding requirements applicable to ocean freight-forwarders. We also conduct certain operations as a non-vessel-operating common carrier and are subject to the regulations relating to FMC tariff filing and bonding requirements, and under the Shipping Act, particularly with respect to terms thereof proscribing rebating practices. The FMC does not currently regulate the level of our fees in any material respect.

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

        In the United Kingdom, we hold licenses for bonded warehouses at certain major ports of entry in connection with our receipt of imported goods. Across Europe, we are required to comply with data protection legislation to ensure the safe guarding of customers' information. In March 2008, we entered into a definitive agreement to sell our moving services operations in the United Kingdom and Ireland. See Note 23 "Subsequent Events" in the Notes to Consolidated Financial Statements included in this report.

        Asia Pacific.    In the Asia Pacific region, we hold various commercial vehicle licenses. In Australia, we hold licenses for international relocation for our customs, quarantine and air freight operation and to store dangerous goods in connection with our management and operation of gas refueling tanks. We are licensed under Australia's Financial Services Reform Act to comply with a 2004 requirement that applies to our sale of insurance-style products within our moving business. In New Zealand, we hold a goods service license to operate as a removalist, licenses for bonded warehouses at major ports of entry in connection with our receipt of imported goods, and government approvals in connection with our establishment as a customs bonded area and an approved facility for exams.

        Real Estate Brokerage, Title and Settlement Services.    In order to receive referral fees, SIRVA Relocation LLC is currently licensed as a real estate broker in Ohio and other states. Each state has a varying degree of regulatory and reporting requirements. Various governmental (including the federal, state and local jurisdictions of the many countries in which we operate) laws, rules and regulations, including, but not limited to, those laws, rules and regulations concerning tax obligations, privacy of information, financial controls and real estate, also have a significant impact on our Global Relocation Services segment. SIRVA Settlement, Inc. is licensed as a title insurance agent in 17 states and is pursing title agent licenses in 14 additional states. Each state has a varying degree of regulatory requirements. SIRVA Settlement, Inc. is a registered title agent for three title insurance companies. State title insurance licensing laws and regulation activities, as well as the rules of the title insurance companies, have a significant impact on our title insurance activities.

        Mortgage Services.    SIRVA Mortgage is permitted to conduct first lien mortgage lending activity as a mortgage banker in all 50 states and the District of Columbia and second lien mortgage activity in 50 states and the District of Columbia. SIRVA Mortgage has obtained a mortgage lending license and is licensed in good standing (or has received an exemption from regulation) in all states and the District of Columbia where required. Second lien mortgage activity may be limited in some states due to the type of license SIRVA Mortgage holds or by state laws and regulations. State mortgage licensing laws and regulation activities, as well as federal laws such as the Real Estate Settlement Procedures Act of 1974, as amended, the Truth in Lending Act, the Federal Credit Reporting Act, and privacy of information and financial controls, have a significant impact on our mortgage lending activities.

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

        We conduct international operations primarily through local branches owned or leased by various subsidiaries, as well as authorized representatives in over 40 countries outside the United States and in a number of additional countries through agents and non-exclusive representatives. We are subject to certain customary risks inherent in carrying on business abroad, including the effect of regulatory and legal restrictions imposed by foreign governments.

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

        We have also been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, we believe that our established reserves are insignificant and reasonable under the circumstances. We are not presently able to reasonably estimate additional potential losses, if any, related to these proceedings. However, we anticipate that any environmental liabilities related to these proceedings will be resolved through the Chapter 11 Cases. We could incur unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

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

        We have been highly active in seeking worldwide protection for numerous marks and logos relating to the "SIRVA," "northAmerican," "Allied," "Pickfords" and several of our other brands. We have actively contested unauthorized use of the "SIRVA," "northAmerican," "Pickfords" and "Allied" marks. We have largely been successful in protecting our marks. In a few exceptional circumstances, we have tolerated some third-party use of similar marks in transport-related commerce where we felt that there was no confusion by such use, and no confusion was likely to occur in the future.

Employees

        As of February 1, 2008, our workforce comprised approximately 3,800 employees. Approximately 1,600 employees were covered by union agreements, while not all covered employees have elected membership within those unions. The employees covered by union agreements are located in the United Kingdom, Australia and New Zealand. We believe our relationships with our employees are good. We have not experienced any major work stoppages in the last ten years.

Discontinued Operations

        In March 2006, we completed the sale of our Business Services Division in the United Kingdom and Ireland, a component of the Moving Services Europe and Asia Pacific segment.

        In December 2005, we completed the sale of our Australian and New Zealand operations of Pickfords Records Management, which was part of our Moving Services Europe and Asia Pacific segment. In December 2005, we also completed the sale of Transguard Insurance Company of

America, Inc., National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (collectively, the "U.S. Insurance Business").

        On September 9, 2004, our Board of Directors authorized, approved and committed us to a disposal plan (the "Disposal Plan") involving our North American High Value Products Division ("HVP"), as well as certain other logistics businesses, which included Specialized Transportation in Europe ("Specialized Transportation") and our Transportation Solutions segment in North America ("Transportation Solutions"). The HVP Division was sold in the fourth quarter of 2004. In February and August 2005, we completed the sale of Specialized Transportation and Transportation Solutions, respectively.

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

Additional Information

        Our filings with the Securities and Exchange Commission ("SEC"), which include this and other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 ("Exchange Act") and all related amendments, are available free of charge on our website at www.sirva.com and can be found by clicking on "For Investors" and then "SEC Filings." Our SEC filings are available as soon as reasonably practicable after we electronically submit this material to the SEC. Our reports are also available free of charge on the SEC's website, www.sec.gov.

        In addition, we maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance guidelines, Code of Business Conduct and charters for our Audit, Compensation, Nominating and Governance, Executive and Finance Committees. The corporate governance page can be found at www.sirva.com, by clicking on "For Investors" and then "Corporate Governance." Links to the relevant charters and guidelines appear under the headings "Committee Charters" and "Governance Documents." Copies of the code, the guidelines and these charters are also available to stockholders upon request, addressed to SIRVA, Inc., 700 Oakmont Lane, Westmont, Illinois 60559, Attention: Investor Relations, or by calling 630-570-3000. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

        Attached as exhibits to this Form 10-K, you will find certifications of our Chief Executive Officer and Chief Financial Officer, as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.    RISK FACTORS

        If any of the following risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. In addition, this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements."

We filed for reorganization under Chapter 11 of the Bankruptcy Code on February 5, 2008 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

        For the duration of our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

  •
  the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;

  •
  our ability to operate subject to the terms of the DIP Facility;

  •
  our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

  •
  our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings, including a plan consistent with the terms set forth in the Plan;

  •
  our ability to obtain and maintain normal terms with customers, agents and suppliers;

  •
  our ability to maintain contracts and leases that are critical to our operations;

  •
  risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases; and

  •
  the potential adverse impact of the Chapter 11 proceedings on our liquidity and results of operations.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationship with our customers, as well as with agents, suppliers and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

        Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.

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

        As a result of our Chapter 11 filing, most attempts to collect, secure or enforce remedies with respect to pre-petition claims against our company are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code and certain liabilities could be discharged in the Chapter 11 Cases. While we cannot reasonably estimate the potential loss for certain of our legal proceedings because, for example, the litigation is in its early stages or the plaintiff does not specify damages being sought, if the outcome of any significant litigation is adverse to us and such proceedings are not discharged in the Chapter 11 Cases, our financial condition and operating results could be materially adversely impacted.

        For a more detailed discussion of our legal proceedings, see Item 3 "Legal Proceedings" below.

Our success depends in part on our strategy of offering a global comprehensive relocation solution to customers.

        A significant element of our business model is our strategy of offering a global comprehensive relocation solution to customers by combining our higher-margin relocation services with our proprietary moving services network. If we are not successful in implementing our strategy, we could experience an adverse effect on our financial condition or results of operations.

We have had net losses in the last three years, and we may not be profitable in the future.

        We had net losses of $412.7 million, $54.6 million and $265.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We cannot provide assurance that we will not report net losses in future periods. We cannot predict what impact potential net losses might have on our ability to finance our operations in the future or on the market value of our common stock.

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

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

        We will have substantial indebtedness even if our Plan is consummated. Our substantial indebtedness could have important consequences. For example, our substantial indebtedness could:

  •
  require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

  •
  make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

  •
  limit our ability to withstand competitive pressures;

  •
  reduce our flexibility in planning for or responding to changing business and economic conditions; and/or

  •
  place us at a competitive disadvantage to competitors that have relatively less debt than we have.

        In addition, a substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically had substantial liquidity needs in the operation of our business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. Substantial indebtedness, along with other factors, will limit our ability to obtain financing to meet such liquidity needs.

The agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

        Our Pre-Petition Credit Facility and DIP Facility each contain, and the New Credit Facility will contain, a number of significant covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. In addition, under our Pre-Petition Credit Facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. The New Credit Facility is expected to have financial covenants consistent with the Pre-Petition Credit Facility.

        Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In the past, we have had to amend our agreements in order to stay in compliance with our debt covenants, facilitate the ongoing operating ability of the Company and effectuate a feasible restructuring of its businesses. There can be no assurance that we would be able to comply with such covenants or restrictions in the future. The breach of any of these covenants or restrictions could result in a default or cross default under our debt instruments and would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and the commitments of our lenders to make further extensions of credit under our credit facilities could be terminated. If we were unable to repay our indebtedness to our lenders, these lenders could proceed against the collateral securing that indebtedness.

Our Relocation Services business exposes us to the risks of the real estate industry, including risks relating to the purchase, ownership and resale of transferred employees' homes at a loss.

        The growth of our relocation solutions business exposes us to the risks of engaging in the real estate business. As part of our global relocation solutions package, we offer customers home purchase and sale services for their employees. In some fixed-fee programs, if a transferee's home cannot be sold within a given period of time ("Marketing Period"), we may have to purchase the home for our own account and may ultimately have to sell the home to a third-party at a loss. Some of these fixed-fee programs have short Marketing Periods. In the future, if fixed-fee programs become a larger portion of our business, we may be required to purchase additional homes. In addition, a decline in the volume or value of existing home sales due to adverse economic changes could increase the number of homes that we may have to purchase, and we may have to sell those homes at a loss or carry these homes for longer periods of time, thereby adversely affecting our results of operations.

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

        Our agents are independent businesses that provide moving and storage services to our and their own customers, and 20 of our 583 agents account for approximately 31% of our moving and storage business in North America. If an agent were to terminate its relationship with us, we might not be able to recruit a replacement to service the same geographic region. Generally, there are few additional new entrants into this business, and thus recruiting new agents often requires a conversion of an agent from a competing van line. Competing companies also recruit our agents.

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

        We cannot provide assurance that we will be successful in retaining our agents or owner-operators or that agents or owner-operators that terminate their contracts can be replaced by qualified personnel. As a result of the Chapter 11 Cases, it may become more difficult to retain agents or attract new ones. A loss in the number of experienced drivers could lead to an increased frequency of accidents, potential claims exposure and result in increased insurance costs. Because agents have the primary relationship with customers, we expect that some customers would terminate their relationship should there be a separation between the agent and ourselves. In addition, a loss of agents could impair our ability to guarantee moving capacity to our relocation customers.

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

        We are a holding company with no significant independent operations and no significant assets other than the capital stock of our subsidiaries, including SIRVA Worldwide. Therefore, we depend on the receipt of dividends or other distributions from our subsidiaries. Our Pre-Petition Credit Facility and DIP Facility each contain, and the New Credit Facility will contain, a number of significant covenants that, among other matters, restrict our ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations, make capital expenditures, and receive dividends and distributions from SIRVA Worldwide except to fund our operating expenses in the ordinary course of business. In addition, under our Pre-Petition Credit Facility, we are required to comply with specified financial ratios and tests, including consolidated leverage ratio and consolidated interest coverage ratio requirements. The New Credit Facility is expected to have financial covenants consistent with the Pre-Petition Credit Facility. Our inability to receive funds from our operating subsidiaries could adversely affect our ability to meet our obligations and to make dividend payments and other distributions to holders of our common stock.

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

        We carry insurance to cover liability and workers' compensation claims. We cannot provide assurance, however, that our insurance will be adequate to cover all of our liabilities. To the extent we were to experience a material increase in the frequency or severity of accidents, cargo claims or workers' compensation claims, or in the unfavorable resolution of existing claims, we might be required to incur substantial costs to cover these claims. In addition, our results of operations would be adversely affected if our liability, workers' compensation and casualty premiums were to increase substantially.

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

        In Europe, we, either directly or indirectly through our authorized representative network, hold operator licenses and international transport licenses issued by the relevant local authorities in each of the countries we or they, as applicable, operate trucks. Across Europe, we are required to comply with data protection legislation ensuring the safeguarding of customers' information. In the United Kingdom, we are licensed under the Administration of Justice Act of 1985 to carry out the legal process for the transfer of property. In the United Kingdom, we also are licensed by the Financial Services Authority to sell insurance to our customers. We also hold licenses that permit us to sell insurance in certain European and Asia Pacific countries. Furthermore, we hold various commercial vehicle licenses, as well as other licenses for international relocation, in the Asia Pacific region.

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

        Furthermore, in the United States, the Van Lines have been participants in certain collective activities, including collective rate-making with other motor carriers pursuant to an exemption from the antitrust laws as currently set forth in The Motor Carrier Act of 1980. In May 2007, the STB issued a decision terminating its approval of the rate agreements of all motor carrier rate bureaus that authorize the bureaus' carriers to engage in collective rate-making activities. As a result, this decision removed the exemption from antitrust laws the moving services industry has previously operated under, effective September 4, 2007. The loss of this exemption could result in an adverse effect on our operations or financial condition.

Any difficulties with our information systems or our information systems providers could delay or disrupt our ability to service our customers and impair our competitiveness.

        Sophisticated information systems are vital to our ability to manage and monitor the flow of goods that we are transporting and to provide relocation services. As these systems continue to rapidly evolve, we will need to continually enhance them. We may encounter difficulties in enhancing these systems or in integrating new technology into our systems in a timely and cost-effective manner. These difficulties could have a materially adverse effect on our ability to operate efficiently and to provide competitive customer service.

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

        In the United States, one third-party vendor provides 82% of our domestic moving services application software development. Another third-party vendor provides 53% of our domestic moving services information systems infrastructure, as well as the infrastructure support for the financial system used by our domestic relocation and moving services operations and corporate support functions. We provide information systems infrastructure and our application software development resources for Global Relocation Services. In Europe and the Asia Pacific region, the information systems infrastructure and application software development are provided through a combination of third-party vendors and company-owned networks and employees. While we have a disaster recovery plan in conjunction with these vendors, we can provide no assurance that the plan will be adequate in the event of an actual disaster. Adverse conditions affecting the financial condition and other important aspects of these vendors' operations may adversely affect our ability to operate efficiently or to continue operations under certain adverse conditions.

We depend on our highly trained executive officers and employees. Any loss of these employees or any difficulty in hiring equally qualified employees could adversely affect our ability to operate our business.

        Our operations are managed by a small number of key executive officers. The loss of any of these individuals could have a materially adverse effect on us. In addition, our success depends on our ability to continue to attract, recruit and retain sufficient qualified personnel. Competition for qualified personnel is intense. We cannot provide assurance that we will be able to retain senior management, integrate new managers or recruit qualified personnel in the future.

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

        We are subject to a wide range of environmental laws and regulations under the foreign, U.S., state and local laws that govern our operations. Among other things, these requirements regulate discharges of pollutants into the water, air and land, the use, management and disposal of hazardous substances, and the cleanup of contaminated sites. In certain European locations, we are required to recycle specified portions of our waste products. We could incur substantial costs, including cleanup costs, fines and civil or criminal penalties, third-party property damage or personal injury claims, or the reduction or suspension of our operations as a result of violations of or liabilities under environmental laws or non-compliance with the environmental permits required at our facilities. Contaminants have been detected at some of our present or former sites, principally in connection with historical operations. In addition, we own or lease, or in the past have owned or leased, facilities at which underground storage tanks are located, some of which have leaked in the past. We have been, and may in the future be responsible for, investigating and remediating contamination at these sites, or at off-site locations where we sent hazardous wastes for disposal. While we regularly make capital and operating expenditures to stay in compliance with environmental laws, future or contingent environmental liabilities, including remediation costs, could have a material effect on our business. See Item 1, "Business—Environmental Matters."

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

Our owner-operators are currently not considered to be employees by taxing and other regulatory authorities. Should these authorities change their position and consider our owner-operators to be our employees, our costs related to our tax, unemployment compensation and workers' compensation obligations could increase significantly.

        From time-to-time, certain parties, including the Internal Revenue Service, state authorities and the owner-operators themselves, have sought to assert that owner-operators in the trucking industry are employees rather than independent contractors. To date, these parties have not been successful in making these assertions against us. We consider all of our owner-operators to be independent contractors. We cannot provide assurance that tax authorities will not successfully challenge this position, that interpretations supporting our position will not change, or that federal and state tax or other applicable laws will not change. If owner-operators were deemed to be employees, our costs related to tax, unemployment compensation and workers' compensation could increase significantly. In addition, these changes may be applied retroactively, and if so we may be required to pay additional amounts to compensate for prior periods.

Our common stock has been delisted from the New York Stock Exchange ("NYSE") and currently is quoted on the Pink Sheets, which may impair the market price and liquidity of our common stock and result in adverse business consequences.

        As a result of our failure to maintain certain standards for continued listing on the NYSE, on November 14, 2007, the NYSE notified us that it would suspend trading in our common stock as of November 26, 2007 and commence delisting proceedings. Due to the NYSE's delisting of our common stock, our common stock is now quoted on the Pink Sheets, a quotation service that collects and publishes market maker quotes for over-the-counter securities, published by Pink Sheets, LLC.

        Stocks trading on the over-the-counter market are typically less liquid. Because our common stock is quoted on the Pink Sheets, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. Consequently, prices for shares of our common stock may be different than might otherwise prevail if our common stock were quoted or traded on a national securities exchange. In addition, prices for securities quoted solely on the Pink Sheets may be difficult to obtain, and stockholders may find it difficult to resell their shares of common stock. The delisting of our common stock from the NYSE and its quotation on the Pink Sheets may also result in other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

        Finally, upon our emergence from bankruptcy, current holders of our common stock and other equity interests will not receive any distributions under the Plan. These equity interests would be cancelled upon the effectiveness of the proposed Plan. Accordingly, we urge that caution be exercised with respect to existing and future investments in SIRVA's equity securities and any of SIRVA's liabilities or other securities.

Any "ownership change" could limit our ability to utilize our net operating losses carryforwards.

        Under the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years. As of February 5, 2008, we had approximately $380 million of federal and state net operating loss carryforwards.

        A corporation's use of its net operating loss carryforwards is generally limited under section 382 of the Internal Revenue Code if a corporation undergoes an "ownership change." When an "ownership change" occurs pursuant to the implementation of a plan of reorganization under the Bankruptcy Code, the general limitation under section 382 of the Internal Revenue Code may not apply if certain requirements are satisfied under either section 382(l)(5) or section 382(l)(6) of the Internal Revenue Code. We will experience an "ownership change" in connection with the Plan, but we have not yet determined whether we will be eligible for or rely on the special rule under section 382(l)(5) or the special rule under section 382(l)(6). Assuming we rely on section 382(l)(5) of the Internal Revenue Code, a second "ownership change" within two years from the effective date of the Plan would eliminate completely our ability to utilize our net operating loss carryovers. Regardless of whether we rely on section 382(l)(5) of the Internal Revenue Code, an "ownership change" after the effective date of the Plan could significantly limit our ability to utilize our net operating loss carryforwards for taxable years including or following such "ownership change."

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

        Approximately 11.0% of our revenues are from operations outside of the United States. These revenues are denominated in the local currency of the country in which our international subsidiaries own their primary assets. Although the majority of expenses are incurred in the same currency in which corresponding revenues are generated, we are exposed to fluctuation in foreign currencies in the translation of the applicable currencies into U.S. dollars. We utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations; however, we will not utilize any new contracts after existing contracts expire in early 2008.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist primarily of leased office space located throughout the world. Facilities owned or leased include 17 for Global Relocations Services, four for Moving Services North America, 106 for Moving Services Europe and Asia Pacific, one for Corporate, six facilities which are shared by Global Relocation and Moving Services, and one facility which is shared by Global Relocation Services and Corporate. At December 31, 2007, we had 144 facilities around the world, 3 owned and 141 leased. The following table sets forth our owned or leased properties by segment and location:

	Owned	Leased	Total
United States and Canada:
Global Relocation Services	—	10	10
Moving Services North America	1	3	4
Corporate	—	1	1
Discontinued Operations	—	9	9
Shared Global Relocation Services and Corporate	—	1	1

	1	24	25
United Kingdom and continental Europe:
Global Relocation Services	—	5	5
Moving Services Europe and Asia Pacific*	2	54	56

	2	59	61
Australia and New Zealand:
Global Relocation Services	—	2	2
Moving Services Europe and Asia Pacific	—	43	43

	—	45	45
Asia (including United Arab Emirates):
Moving Services Europe and Asia Pacific	—	7	7
Shared Global Relocation and Moving Services	—	6	6

	—	13	13

Total	3	141	144

*
We will dispose of two owned and 54 leased facilities upon execution of the definitive agreement signed on March 2, 2008 to sell our moving services operations in the United Kingdom and Ireland.

        We believe that our office, warehouse and distribution facilities are generally well maintained and suitable to support our current and planned business needs. We believe that there is an ample supply of alternative space available on similar terms and conditions in each market.

ITEM 3.    LEGAL PROCEEDINGS

Chapter 11 Proceedings

        As discussed in Item 1, on February 5, 2008, we and certain of our U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP). The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

Securities Class Action

        In November 2004, a purported securities class action complaint, Central Laborers' Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. On May 13, 2005, plaintiff filed a "corrected" complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA's initial and secondary public offerings. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the "Amended Complaint"), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages one of our larger shareholders. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA's common stock between November 25, 2003 and January 31, 2005.

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

SEC Investigation

        In February 2005, we received notice of an informal inquiry from the SEC related to our January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed us that the inquiry had been converted into a formal investigation. On May 1, 2007, we received a "Wells" notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against us, alleging that we violated various provisions under Sections 12 and 13 of the Exchange Act. The "Wells" notice offers us the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. We continue to cooperate with the investigation. Although there can be no assurance, we believe that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on our overall operations, financial condition or liquidity.

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

        On March 11, 2008, the European Commission notified us that it determined to fine our Belgian subsidiary, Allied Arthur Pierre NV, 2.6 million euros for its infringing activity. Of such amount, we are jointly and severally liable for approximately 2.1 million euros. Accordingly, we recorded a charge of $3.0 million in 2007 resulting in a total accrual of $4.0 million as of December 31, 2007.

OOIDA

        The Owner-Operator Independent Drivers Association, Inc. ("OOIDA"), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against our subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, we entered into a settlement agreement with OOIDA pursuant to which we settled this litigation for $8.0 million. The settlement agreement received final court approval on September 28, 2007. Under the terms of our agency agreements with each of our agents, we believe we are indemnified by the agents for such potential liability and intend to share these settlement costs with our agents.

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

Environmental Cleanup Proceedings

        We have been named as a potentially responsible party ("PRP") in two environmental cleanup proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state statutes. Based on all known information, we believe that our established reserves are reasonable under the circumstances. We could incur significant unanticipated costs, however, if additional contamination is found at these sites, or if we are named as a PRP in other proceedings.

        Also, see Note 16 "Commitments and Contingencies" to our Notes to the Consolidated Financial Statements, which is included in this report and incorporated by reference herein.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit, through solicitation of proxies or otherwise, any matter during the fourth quarter of 2007 to a vote of our stockholders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Until November 26, 2007, our common stock was traded on the NYSE under the symbol "SIR." Because the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period and our average market capitalization was less than $75 million during the same period, our common stock was suspended from trading by the NYSE and, thereafter, delisted by the NYSE. Due to the NYSE's suspension of trading in our common stock, our common stock is now quoted on the Pink Sheets, a quotation service that collects and publishes market maker quotes for over-the-counter securities, published by Pink Sheets, LLC, under the ticker symbol "SIRV." As of February 1, 2008, there were 125 stockholders of record.

        The following table sets forth for the periods indicated, the highest and lowest sales price for our common stock, as reported on the NYSE for the period through November 23, 2007 and the quarterly high and low bid quotations for our common stock as reported on the Pink Sheets for the period beginning November 26, 2007. The quotations from the Pink Sheets reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
2007
Fourth Quarter	$0.75	$0.07
Third Quarter	$2.05	$0.52
Second Quarter	$3.58	$1.98
First Quarter	$4.48	$2.90

	High	Low
2006
Fourth Quarter	$4.14	$2.54
Third Quarter	$6.66	$1.92
Second Quarter	$9.69	$6.20
First Quarter	$8.89	$7.15

        We have not paid, and do not expect for the foreseeable future to pay, dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business and the repayment of debt. The payment of dividends by us to holders of our common stock is limited by our credit agreements, which restrict our operating subsidiaries' ability to pay dividends to SIRVA. Any future determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions imposed by applicable law and our contracts, and other factors deemed relevant by our Board of Directors. In addition, our ability to pay and declare dividends on our common stock is restricted by the preferential rights of holders of our convertible perpetual preferred stock to receive specified dividends.

        Current holders of our common stock and other equity interests will not receive any distributions under the Debtors' proposed Plan. These equity interests would be cancelled upon the effectiveness of the proposed Plan. Accordingly, we urge that caution be exercised with respect to existing and future investments in SIRVA's equity securities and any of SIRVA's liabilities or other securities.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except share and per share data)
Statement of Operations Data:
Revenues:
Global Relocation Services	$2,394.9	$2,130.9	$1,830.5	$1,469.3	$996.2
Moving Services North America	1,231.3	1,323.4	1,414.6	1,312.8	1,215.7
Moving Services Europe and Asia Pacific	343.7	411.0	400.9	415.8	344.7

	3,969.9	3,865.3	3,646.0	3,197.9	2,556.6
Direct expenses:
Purchased transportation expense	1,115.1	1,218.3	1,289.8	1,185.4	1,079.9
Cost of homes sold	2,048.2	1,797.8	1,524.1	1,233.3	831.2
Other direct expense	506.0	506.7	495.4	444.5	352.9

Gross margin	$300.6	$342.5	$336.7	$334.7	$292.6

Operating (loss) income from continuing operations:
Global Relocation Services(1)	$(154.8))	$11.8	$18.9	$27.3	$17.9
Moving Services North America(1)	(136.3)	15.7	17.5	32.2	37.1
Moving Services Europe and Asia Pacific(1)	(101.4)	5.3	(95.6)	(8.6)	17.5
Corporate(1)	(25.0)	(32.3)	(73.3)	(10.7)	(4.6)

	$(417.5)	$0.5	$(132.5)	$40.2	$67.9

Interest expense, net	$65.7	$51.2	$31.9	$18.1	$41.8
Debt extinguishment (gain) loss, net(2)	(4.1)	10.5	1.7	1.8	37.6
(Loss) income from continuing operations(1)(2)(3)	(412.2)	(58.6)	(270.7)	20.8	(7.5)
(Loss) income from discontinued operations, net of tax	(0.5)	4.0	5.3	(89.9)	21.8

Net (loss) income(1)(2)(3)	$(412.7)	$(54.6)	$(265.4)	$(69.1)	$14.3

Per Share Data(1)(2)(3)(4):
Basic (loss) income per share—continuing operations	$(5.53)	$(0.79)	$(3.67)	$0.29	$(0.13)
Diluted (loss) income per share—continuing operations	$(5.53)	$(0.79)	$(3.67)	$0.28	$(0.13)
Basic (loss) income per share—discontinued operations	$(0.01)	$0.05	$0.07	$(1.25)	$0.38
Diluted (loss) income per share—discontinued operations	$(0.01)	$0.05	$0.07	$(1.20)	$0.38
Basic net (loss) income per share	$(5.53)	$(0.74)	$(3.59)	$(0.96)	$0.21
Diluted net (loss) income per share	$(5.53)	$(0.74)	$(3.59)	$(0.92)	$0.21
Weighted-average common shares outstanding (in thousands):
Basic	74,978	74,065	73,827	72,122	58,105
Diluted	74,978	74,065	73,827	74,697	58,105
Balance Sheet Data:
Total assets(1)	$894.4	$1,419.2	$1,346.8	$1,819.1	$1,586.3
Short-term debt(5)	510.8	159.9	125.2	129.9	100.5
Long-term debt(6)	1.6	429.7	434.7	551.5	446.3
Convertible perpetual preferred stock(7)	70.4	—	—	—	—
Other Data:
EBITDA from continuing operations(1)(2)(3)(8)	$(380.7)	$25.2	$(94.5)	$74.1	$59.8
Depreciation and amortization—continuing operations	29.3	35.7	41.7	36.6	31.5
Gross margin as a percentage of revenues	7.6%	8.9%	9.2%	10.5%	11.4%

(1)
In 2007, we recognized impairment charges on goodwill and trade names totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Relocation Services North America, Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively (see Note 7 "Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements). We recognized restructuring expense of $4.9 million in the Moving Services Europe segment, primarily as a result of the sale of the continental Europe moving services operations (see Note 19 "Restructuring Expense" in the Notes to the Consolidated Financial Statements). In addition, we incurred a legal charge of $3.0 million for the European Commission antitrust fine. We incurred $4.3 million of costs related to the evaluation of strategic alternatives, incremental audit fees of approximately $4.5 million, and legal expenses of $1.3 million related to the SEC investigation within our Corporate segment. We also incurred fees of $1.9 million related to the amendment of our receivables sales agreement within the Global Relocation Services segment.

  In 2006, we recognized legal charges of $5.6 million for settlement costs related to the securities class action complaint in the Corporate segment and $2.7 million for the anticipated settlement of the outstanding OOIDA litigation in the Moving Services North America segment (see Note 16 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements). We incurred incremental audit fees of approximately $5.4 million and legal expenses of $3.9 million related to the SEC investigation within our Corporate segment. We incurred fees of $1.1 million related to the amendment of our receivables sale agreement within the Global Relocation Services segment. We sold various properties in the United Kingdom, which resulted in a gain of $12.8 million. As a result of the adoption of SFAS No. 123(R), Share-Based Payment, we recognized $2.3 million of additional stock compensation expense within the Corporate segment.

  In 2005, within the Corporate and Moving Services Europe segments, we recognized $60.3 million and $0.8 million, respectively, of expense as a result of certain independent and internal reviews conducted by the Audit Committee of our Board of Directors and management (see Note 18 "Independent and Internal Reviews" in the Notes to the Consolidated Financial Statements). We incurred legal expenses of $2.7 million related to the securities class action and SEC investigation within our Corporate segment. We also incurred fees of $1.0 million related to the amendment of our receivables sale agreement within the Global Relocation Services segment. We also recognized impairments of $52.8 million related to goodwill, intangibles, and property and equipment of the continental Europe business within the Moving Services Europe and Asia Pacific segment (see Note 7 "Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements). In addition, we recognized restructuring expense of $9.9 million related to the U.K. and continental Europe restructuring plan (see Note 19 "Restructuring Expense" in the Notes to the Consolidated Financial Statements).

(2)
In 2007, we recorded a debt extinguishment net gain of $4.1 million related to the amendment of the terms of $75.0 million aggregate principal amount of our convertible notes. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value resulting in a gain (see Note 9 "Long-term Debt" in the Notes to the Consolidated Financial Statements).

  In 2006, we recorded debt extinguishment expense of $10.5 million, consisting of write-offs of deferred debt issuance costs of $1.0 million from a mandatory payment and $9.5 million as a result of an amendment under which the debt was considered to be extinguished (see Note 9 "Long-term Debt" in the Notes to the Consolidated Financial Statements).

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

(3)
In 2007, we recognized a net gain of $3.3 million primarily related to the sale of our continental Europe moving services operations. (See Note 20 "Gain on Sale of Businesses, Net" in the Notes to the Consolidated Financial Statements.)

  In 2005, charges to increase the valuation allowance for U.S. and certain foreign subsidiaries' net deferred tax assets of $169.5 million were recorded, of which $150.5 million was allocated to continuing operations (see Note 10 "Income Taxes" in the Notes to the Consolidated Financial Statements).

(4)
Earnings per share and weighted-average common shares outstanding give effect to the split of each share of our common stock by way of reclassification into 3.17 shares of common stock that became effective on November 24, 2003. Income available to common stockholders was reduced by preferred share dividends of $2.2 million and $1.9 million in 2007 and 2003, respectively. There were no preferred share dividends in 2006, 2005 or 2004.

(5)
Short-term debt consists of amounts outstanding under our mortgage warehouse facilities and our relocation financing facilities, the current portions of capital lease obligations and long-term debt, and other short-term debt. As of December 31, 2007, the senior credit facility was classified as current.

(6)
Long-term debt consists of long-term debt and capital lease obligations. As of December 31, 2007, the senior credit facility was classified as current.

(7)
On August 23, 2007, 75.0 million shares of our convertible perpetual preferred stock were recorded at the book value of the convertible notes on the date of conversion. Our convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require us to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within our control, the convertible perpetual preferred stock is classified as temporary equity.

(8)
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

  The following table shows a reconciliation of EBITDA from continuing operations to (loss) income from continuing operations before income taxes:

	2007	2006	2005	2004	2003
	(In millions)
(Loss) income from continuing operations before income taxes	$(474.4)	$(60.6)	$(166.4)	$21.0	$(11.7)
Interest expense, net	64.4	50.1	30.2	16.5	40.0
Depreciation and amortization	29.3	35.7	41.7	36.6	31.5

EBITDA from continuing operations	$(380.7)	$25.2	$(94.5)	$74.1	$59.8

  Amortization of $1.3 million, $1.1 million, $1.7 million, $1.6 million and $1.8 million for the years ended December 31, 2007 through 2003, respectively, have been excluded from interest expense, net in the table above and included in depreciation and amortization.

  NOTE: On February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The selected financial data set forth above does not reflect the impact of the Chapter 11 filing.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Nature of Business.    We are a leader in the global relocation industry providing our relocation solutions, including transferring corporate and government employees and moving individual consumers, to a well-established and diverse customer base. In 2007, we operated in more than 47 countries under well-recognized brand names including SIRVA®, Allied®, northAmerican®, Global® and SIRVA Relocation in North America; Pickfords in the United Kingdom; and Allied Pickfords in the Asia Pacific region. We are impacting the global relocation market by combining our relocation service offerings with our proprietary moving services network on a worldwide basis. This combination addresses our corporate and government customers' needs for a comprehensive service offering with global reach from a single supplier. In addition, we offer a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside our proprietary agent network.

        Going Concern.    Effective February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively the "Debtors") are operating under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") and our continuation as a going concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 23 "Subsequent Events" in the Notes to the Consolidated Financial Statements; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements and; (vi) to obtain financing sources to meet our future obligations. These matters create substantial doubt relating to our ability to continue as a going concern.

        Chapter 11 Filing.    Due to the previous investigation and restatement of our financial results for the years 2004 and prior in our 2004 Annual Report on Form 10-K/A and resulting delays in our financial reporting from March 2005 to July 2007, we incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required us to obtain numerous amendments to our senior credit facility in order to remain in compliance with our debt covenants. These amendments have resulted in a 575 basis point increase in the borrowing margins on our senior bank debt in comparison to the borrowing spread we initially paid under the credit facility as of December 1, 2003. Higher borrowing margins, coupled with higher market interest rates and our increased debt levels, have increased our annual net interest expense from $18 million in 2004 to $66 million in 2007.

        The declining real estate market and, more recently, the turmoil in the mortgage market have adversely affected our operations and financial condition causing us an extensive liquidity deficiency. We have been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on us. The longer that these homes stay in inventory, the more likely we will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

        The extensive liquidity deficiency and a significant amount of indebtedness forced us to seek Chapter 11 protection to restructure our operations and financial position. The objective of the bankruptcy filing is to provide relief from our burdensome pre-petition debt service, which will allow us to make the necessary investments in the near term to grow and sustain our business. While we believe we will be able to significantly decrease our cash interest expense and reduce the Debtors' unsustainable debt load through the bankruptcy process, there can be no certainty that we will be successful in doing so.

        We have established a plan that includes a balance sheet restructuring in conjunction with the bankruptcy filing that is intended to allow us to eliminate our unsustainable debt load; accelerating the renegotiation or termination of unprofitable contracts; and implementing various cost reduction measures.

        Impairments of Goodwill and Intangible Assets.    Based on the estimated fair values of our assets and liabilities as of December 31, 2007, we recorded impairment charges totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Global Relocation Services, Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively. The impairments were primarily a result of the continued adverse climate for our business in North America and the United Kingdom and the continued decline of the U.S. and U.K. real estate markets. We estimated the fair value of the Moving Services United Kingdom reporting unit based on its sales price in the definitive agreement signed on March 2, 2008 and the other reporting units using discounted cash flows.

        Sale of Continental Europe.    In the first quarter of 2007, we sold our moving services operations in France, Belgium, Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary and Russia to an affiliate of TEAM Relocations ("TEAM"), a European corporate international moving company. The sales price was approximately $10.0 million, subject to certain closing adjustments, and resulted in a pre-tax gain of approximately $3.2 million in 2007. In addition, during 2007, we incurred legal, accounting and other charges of approximately $1.8 million, which have been recorded in general and administrative expense. As a result of the transaction, we also incurred restructuring expense of $4.6 million, which included severance charges of $4.2 million and facility charges of $0.4 million. In connection with the transaction, TEAM entered into authorized representative agreements and became the Allied network representative in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

        Sale of Moving Services United Kingdom.    On March 2, 2008, we signed a definitive agreement to sell our moving services operations in the United Kingdom and Republic of Ireland to buyers managed by The TEAM Group, which is currently a member of the Allied International moving network. The aggregate sale price is approximately $4.2 million. Substantially all of the purchase price will be used by the Company to offset existing intercompany indebtedness. The approximate carrying amount of assets and liabilities associated with the disposal group as of December 31, 2007 includes cash of $12.0 million, accounts receivable, excluding intercompany amounts, of $68.5 million, property and equipment of $20.3 million, net deferred tax assets of $0.8 million, other assets of $5.8 million, accounts payable and accrued liabilities of $38.3 million, accrued income taxes of $50.8 million, capital lease obligations of $2.8 million, and other long-term liabilities of $22.8 million. In connection with the agreement, TEAM Relocations Limited and SIRVA UK Limited (a subsidiary of SIRVA Group Holdings Limited) will also become members of the Allied International moving network. See Note 23 "Subsequent Events" in the Notes to the Consolidated Financial Statements for more information.

        Amendments to Debt Agreements.    SIRVA Worldwide executed an amendment to its Term Loan and Revolving Credit Facility credit agreement with an effective date of June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to adjusted base rate ("ABR") and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage. See "Liquidity and Capital Resources" for further discussion. We deferred fees of approximately $4.3 million incurred for this amendment, which are being amortized over the life of the instrument. See Note 23 "Subsequent Events" in the Notes to the Consolidated Financial Statements for discussion of additional amendments in January 2008.

        Effective June 27, 2007, we amended the terms of the $75.0 million convertible notes (as amended, "Convertible Notes") to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of our convertible perpetual preferred stock ("Convertible Preferred Stock") upon stockholder approval. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment net gain of $4.1 million was recorded in the Consolidated Statement of Operations in 2007.

        Conversion of Notes to Preferred Stock.    On August 23, 2007, our stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. In addition, we issued to the holders an aggregate of 1,794,829 shares of common stock representing interest payments on the Convertible Notes from June 1, 2007 to August 23, 2007, the date of conversion.

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

        Amendments to Receivables Sale Agreements.    We have a program to sell certain receivables generated by SIRVA Relocation LLC, a subsidiary, to independent third-party financial institutions. The sales are governed by the Receivables Sale Agreement. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased, and the Company incurred fees of $0.6 million which were recorded in general and administrative expense in 2007. In September 2007, the Third Amended and Restated Receivables Sale Agreement was executed. The amendment reduced the amount of the program to $182.5 million from $243.1 million, broadened the categories of eligible receivables, and extended the arrangement for one year. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. In conjunction with the renewal, fees of $1.3 million were recorded in general and administrative expense during 2007. See Note 23 "Subsequent Events" in the Notes to the Consolidated Financial Statements for discussion of additional amendment in February 2008.

        Results of Operations—Overview.    In 2007, Global Relocation Services revenues grew 12.4% over 2006 primarily due to an 11.0% increase in the number of fixed-fee home sales. Home sales and service revenues were up 12.8% and 10.4%, respectively. The Moving Services North America segment continued to be impacted by a soft housing market resulting in revenues declining 7.0%, primarily in the consumer and military channels. Excluding the impact of exchange rates and the disposition of continental Europe, Moving Services Europe and Asia Pacific revenues increased 2.7%.

        Operating loss from continuing operations was $417.5 million in 2007 compared to operating income of $0.5 million in 2006. Excluding the impact of the impairment charges of $388.4 million, the disposition of continental Europe of $9.3 million, which includes the related restructuring expense as well as a legal charge for the European Commission antitrust fine, and exchange rates of $1.0 million, operating income declined $19.3 million. The decline was driven by an increase in losses on home sales, which were $64.5 million in 2007 compared to $39.5 million in 2006, and lower shipment volume in Moving Services North America. The decline was partially offset by improvements in service revenue gross margins in the remaining Moving Services Europe and Asia Pacific businesses and Global Relocation Services, as well as lower general and administrative expenses.

Results of Continuing Operations

2007 Compared to 2006

Consolidated Results of Continuing Operations

	Years ended December 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$3,969.9	$3,865.3	2.7%
Gross margin	300.6	342.5	(12.2)%
Operating expenses, excluding impairments	329.7	342.0	(3.6)%
Impairments	388.4	—	N/M	*
Operating (loss) income from continuing operations	(417.5)	0.5	N/M	*
Loss from continuing operations	(412.2)	(58.6)	N/M	*

*
Not meaningful

        Revenues.    Revenues were $3,969.9 million in 2007, which represents a $104.6 million, or 2.7%, increase compared to $3,865.3 million in 2006. Excluding the favorable effects of changes in exchange rates of $34.9 million and the effect of the disposition of continental Europe, which was sold in the first quarter of 2007, of $103.9 million, revenues grew $173.6 million, or 4.6%. The increase in revenues was primarily the result of increased growth in our Global Relocation Services segment driven by an 11.0% increase in homes sold, partially offset by a decline in Moving Services North America.

        Gross margin.    Gross margin was $300.6 million in 2007, which represents a $41.9 million, or 12.2%, decrease compared to $342.5 million in 2006. Excluding the favorable effects of changes in exchange rates of $9.7 million and the effect of the disposition of continental Europe of $28.2 million, gross margin decreased $23.4 million, or 7.4%. The decrease was driven by Global Relocation Services loss on home sales and Moving Services North America, partially offset by increases in the remaining Moving Services Europe and Asia Pacific businesses. Gross margin as a percentage of revenue in 2007 was 7.6%, which represents a 1.3 percentage point decrease, compared to 8.9% for 2006. The decline was driven by Global Relocation Services, which experienced higher losses on home sales and home inventory carrying costs.

        Operating expenses, excluding impairments.    Operating expenses, excluding impairments, in 2007 were $329.7 million, which represents a $12.3 million, or 3.6%, decrease compared to $342.0 million in 2006. Excluding the unfavorable effects of changes in exchange rates of $10.8 million and the effect of the disposition of continental Europe of $18.9 million, which includes the related restructuring expense as well as a legal charge for the European Commission antitrust fine, operating expenses decreased $4.2 million, or 1.3%. The improvement was driven by an $11.5 million reduction in legal charges, primarily due to a $5.6 million charge for the securities class action complaint recorded in 2006, which did not recur in 2007, the resolution of the SEC investigation and securities class action complaint in 2007 resulting in lower legal costs in 2007, and legal costs related to the sale of a U.K. business incurred in 2006, which did not recur in 2007. In addition, stock compensation expense, intangibles amortization and travel and entertainment decreased $2.6 million, $1.9 million and $1.3 million, respectively. These decreases were offset by a reduction of $11.6 million in gains, primarily related to the sale of various properties in the United Kingdom, as well as an increase in advertising and promotion of $3.2 million.

        Impairments.    Based on the estimated fair values of our assets and liabilities as of December 31, 2007, we recorded impairment charges totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Global Relocation Services,

Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively. The impairments were primarily a result of the continued adverse climate for our business in North America and the United Kingdom and the continued decline of the U.S. and U.K. real estate markets. We estimated the fair value of the Moving Services United Kingdom reporting unit based on its sales price in the definitive agreement signed on March 2, 2008 and the other reporting units using discounted cash flows.

        Operating (loss) income from continuing operations.    Operating loss from continuing operations was $417.5 million in 2007, which represents a $418.0 million decline, compared to operating income from continuing operations of $0.5 million in 2006. Excluding the impairment charges of $388.4 million, the effect of the disposition of continental Europe of $9.3 million, and the unfavorable effects of changes in exchange rates of $1.0 million, operating income declined $19.3 million. The decline was driven by an increase in losses on home sales in Global Relocation Services and lower shipment volume in Moving Services North America. The decline was partially offset by improvements in service revenue gross margins in the remaining Moving Services Europe and Asia Pacific businesses and Global Relocation Services, as well as lower general and administrative expenses.

        Interest expense, net.    Interest expense, net was $65.7 million in 2007, which represents a $14.5 million, or 28.2%, increase compared to $51.2 million in 2006. The increase was due to an increase in the effective interest rate to 13.53% for 2007 from 10.66% in 2006. The higher interest rate was due to higher variable market rates and amendments to our credit agreements resulting in higher interest rates, as well as additional interest associated with our convertible debt that was outstanding from September 2006 through August 2007.

        Debt extinguishment (gain) loss, net.    In 2007, we recorded a debt extinguishment net gain of $4.1 million as the amendment of the convertible notes was accounted for as a debt extinguishment and were recorded at fair value. In 2006, debt extinguishment expense was $10.5 million. The 2006 expense included $1.0 million for the write-off of deferred debt issuance costs due to a $49.5 million payment on the term loan and $9.5 million of fees related to the original term loan, previous amendments and the August 15, 2006 amendment, since the term loan was considered extinguished as a result of the August 15, 2006 amendment.

        Income tax benefit.    In 2007, there was an income tax benefit of $62.2 million based on a pre-tax loss from continuing operations of $474.4 million, resulting in an effective income tax rate of 13.0%. Exclusive of deferred tax asset valuation allowances, the impairment of non-deductible goodwill, and the tax benefit recorded on the sale of the continental Europe moving services operations, the effective income tax rate would have been 39.7%.

        In 2006, there was an income tax benefit of $2.0 million based on a pre-tax loss from continuing operations of $60.6 million. The difference between the effective income tax rate and statutory tax rate in 2006 was due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax asset valuation allowance. Exclusive of deferred tax asset valuation allowances, the tax benefit would have been $28.6 million, resulting in an effective income tax rate for 2006 of 47.1%.

        Loss from continuing operations.    Loss from continuing operations was $412.2 million, or $5.53 per diluted share, in 2007, which represents a $353.6 million, or $4.74 per diluted share, decline compared to loss from continuing operations of $58.6 million, or $0.79 per diluted share, in 2006.

Segment Results of Continuing Operations

Global Relocation Services

	Years ended December 31,
	2007	2006	Percent Change
	(In millions)
Revenues:
Service	$411.2	$372.6	10.4%
Home sales	1,983.7	1,758.3	12.8%

Total revenues	2,394.9	2,130.9	12.4%
Gross margin:
Service	145.3	139.8	3.9%
Home sales	(64.5)	(39.5)	(63.1)

Total gross margin	80.8	100.3	(19.5)%
Operating expenses, excluding impairment	89.4	88.5	0.9%
Impairment	146.2	—	N/M *
Operating (loss) income from continuing operations	(154.8)	11.8	N/M *

*
Not meaningful

        Total revenues were $2,394.9 million in 2007, which represents a $264.0 million, or 12.4%, increase compared to $2,130.9 million in 2006. Home sales revenues were $1,983.7 million in 2007, which represents a $225.4 million, or 12.8%, increase compared to $1,758.3 million in 2006. The revenue improvement was driven by an 11.0% increase in the number of fixed-fee home sales, coupled with an increase in the average market value of homes sold. Service revenues were $411.2 million in 2007, which represents a $38.6 million, or 10.4%, increase compared to $372.6 million in 2006. The increase in service revenues was related to the increase in fixed-fee corporate revenues in North America.

        Gross margin was $80.8 million in 2007, representing a $19.5 million, or 19.5%, decrease compared to $100.3 million in 2006. Gross margin as a percentage of revenues was 3.4% for 2007, which represents a 1.3 percentage point decrease, compared to 4.7% in 2006. Loss on home sales in 2007 was $64.5 million, which represents a $25.0 million increase in losses, compared to a loss of $39.5 million in 2006. The increase in losses was a result of a higher number of homes sold and a continued decline in the U.S. housing market. Losses on home sales as a percentage of home sales revenue were 3.2% in 2007, which represents a 1.0 percentage point increase, compared to 2.2% in 2006. Gross margin on service revenue was $145.3 million in 2007, representing a $5.5 million, or 3.9%, increase compared to $139.8 million in 2006. Gross margin percentage on service revenue was 35.3% in 2007, compared to 37.5% in 2006. The decrease in service revenue gross margin percentage was primarily due to higher costs associated with carrying inventory related to our fixed-fee product in North America. In November 2007, SIRVA made the strategic decision to exit the U.S. government relocation services business, which accounted for approximately 45% of fixed-fee homes in inventory at December 31, 2007.

        Operating expenses, excluding impairment, were $89.4 million in 2007, which represents a $0.9 million increase compared to $88.5 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $1.0 million, operating expenses decreased $0.2 million. The decrease in operating expenses was primarily due to lower intangibles amortization, corporate allocations, travel and entertainment, and bad debt. These decreases were partially offset by higher advertising and promotion expenses and professional fees of $1.9 million related to the amendment and renewal of the securitization agreement.

        In 2007, we recorded a goodwill impairment charge of $146.2 million. The impairment was primarily a result of the continued adverse climate for our business in North America and the continued decline of the U.S. real estate market. We estimated the fair value of the reporting unit using discounted cash flows.

        Operating loss was $154.8 million in 2007, which represents a $166.6 million decrease compared to operating income of $11.8 million in 2006. Excluding the goodwill impairment charge of $146.2 million, operating loss was $8.6 million, which represents a $20.4 million decline. The decrease was due to an increase in losses on home sales, partially offset by an increase in service revenue gross margin.

Moving Services North America

	Years ended December 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$1,231.3	$1,323.4	(7.0)%
Gross margin	116.4	125.6	(7.3)%
Operating expenses, excluding impairments	103.2	109.9	(6.1)%
Impairments	149.5	—	N/M *
Operating (loss) income from continuing operations	(136.3)	15.7	N/M *

*
Not meaningful

        Revenues were $1,231.3 million in 2007, representing a $92.1 million, or 7.0%, decrease compared to $1,323.4 million in 2006. The decrease in revenues for 2007 was driven by a 9.4% decrease in shipments compared to 2006, primarily in the consumer and military channels. The volume shortfall was partially offset by a 4.2% overall increase in revenue per shipment compared to 2006.

        Gross margin was $116.4 million in 2007, which represents a $9.2 million, or 7.3%, decrease compared to $125.6 million in 2006. The decline in gross margin was primarily driven by the decrease in shipments in 2007 relative to 2006. Gross margin as a percentage of revenues was flat to 2006 at 9.5%.

        Operating expenses, excluding impairments, were $103.2 million in 2007, which represents a $6.7 million, or 6.1%, decrease compared to $109.9 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $0.3 million, operating expenses decreased $7.0 million. The decrease was primarily driven by lower allocated corporate expenses, partially offset by higher salaries and benefits associated with severance and retention awards.

        In 2007, we recorded impairment charges totaling $149.5 million, of which $102.5 million related to trade names and $47.0 million related to goodwill. The impairments were primarily a result of the continued adverse climate for our business in North America and the continued decline of the U.S. real estate market. We estimated the fair value of the reporting unit using discounted cash flows.

        Operating loss from continuing operations was $136.3 million in 2007, which represents a $152.0 million decrease compared to operating income of $15.7 million in 2006. Excluding impairment charges of $149.5 million, operating income was $13.2 million, which represents a $2.5 million, or 15.7%, decrease compared to 2006. The decline was primarily driven by lower volume, partially offset by an increase in revenue per shipment and lower allocated corporate expenses.

Moving Services Europe and Asia Pacific

	Years ended December 31,
	2007	2006	Percent Change
	(In millions)
Revenues	$343.7	$411.0	(16.4)%
Gross margin	106.4	119.6	(11.0)%
Operating expenses, excluding impairments	115.1	114.3	0.8%
Impairments	92.7	—	N/M *
Operating (loss) income from continuing operations	(101.4)	5.3	N/M *

*
Not meaningful

        Revenues were $343.7 million in 2007, which represents a $67.3 million, or 16.4%, decrease compared to $411.0 million in 2006. Excluding the favorable effects of changes in exchange rates of $28.3 million and the effect of the disposition of continental Europe which was sold in the first quarter of 2007 of $103.9 million, revenues grew $8.3 million, or 2.7%. Increases in Asia, Australia and the United Kingdom were partially offset by a decrease in New Zealand driven by the sale of its local moving services operations in the third quarter of 2007.

        Gross margin was $106.4 million in 2007, which represents a $13.2 million, or 11.0%, decrease compared to $119.6 million in 2006. The gross margin as a percentage of revenues was 31.0% in 2007, which represents a 1.9 percentage point increase, compared to 29.1% in 2006. Excluding the favorable effect of changes in exchange rates of $8.3 million and the effect of the disposition of continental Europe of $28.2 million, gross margin improved $6.7 million, or 7.3%. The improvement in gross margin was driven by revenue volume in Asia and the United Kingdom, as well as improved operating efficiencies in the United Kingdom.

        Operating expenses, excluding impairments, were $115.1 million in 2007, which represents a $0.8 million, or 0.8%, increase compared to $114.3 million in 2006. Excluding the unfavorable effect of changes in exchange rates of $9.3 million and the effect of the disposition of continental Europe of $18.9 million, which includes the related restructuring expense as well as a legal charge for the European Commission antitrust fine, operating expenses increased $10.4 million. The increase in expenses was driven primarily by a reduction of $11.7 million in gains related to the sale of various properties in the United Kingdom. Gains were $1.1 million in 2007 as compared to $12.8 million in 2006. The increase was partially offset by legal fees incurred in 2006, which did not recur in 2007, related to the sale of a U.K. business.

        In 2007, we wrote-down 100% of our goodwill and intangibles in Moving Services United Kingdom. We recorded charges totaling $92.7 million, of which $58.2 million related to goodwill and $34.5 million related to trade names. The impairments were primarily a result of the continued adverse climate for our business in the United Kingdom and the continued decline of the U.K. real estate market. We estimated the fair value of the Moving Services United Kingdom reporting unit based on its sales price in the definitive agreement signed on March 2, 2008.

        Operating loss was $101.4 million in 2007, which represents a $106.7 million increase in losses, compared to income of $5.3 million in 2006. Excluding the impairment charges of $92.7 million, the unfavorable effect of changes in exchange rates of $1.0 million and the effect of the disposition of continental Europe, including the related restructuring expense as well as a legal charge for the European Commission antitrust fine, of $9.3 million, operating income declined $3.7 million. The decline was primarily driven by the reduction in gains related to the sale of various properties in the

United Kingdom, partially offset by an improved gross margin and lower operating expenses in the United Kingdom.

Corporate

        In 2007, we incurred $25.0 million of corporate expenses, representing a $7.3 million decrease compared to $32.3 million in 2006. The improvement was driven by a $9.5 million reduction in legal charges, primarily due to a $5.6 million charge for the securities class action complaint recorded in 2006, which did not recur in 2007. Also, legal fees declined as a result of the resolution of the SEC investigation and securities class action complaint in 2007, which reduced legal costs in 2007. In addition, stock compensation expense decreased $2.6 million. The decrease was partially offset by corporate expenses of $4.5 million that were previously allocated to the operating segments in 2006.

2006 Compared to 2005

Consolidated Results of Continuing Operations

	Years ended December 31,
	2006	2005	Percent Change
	(In millions)
Revenues	$3,865.3	$3,646.0	6.0%
Gross margin	342.5	336.7	1.7%
Operating expenses	342.0	469.2	(27.1)%
Operating income (loss) from continuing operations	0.5	(132.5)	N/M *
Loss from continuing operations	(58.6)	(270.7)	78.3%

*
Not meaningful

        Revenues.    Revenues were $3,865.3 million in 2006, which represents a $219.3 million, or 6.0%, increase compared to $3,646.0 million in 2005. The change in revenues was primarily the result of increased growth in our Global Relocation Services segment, partially offset by a decrease in our Moving Services North America segment. Growth in Global Relocation Services of $300.4 million was driven by a 16.4% increase in home sales revenue in North America. The Moving Services North America revenue decline of $91.2 million was driven by a shipment volume decrease of 10.9%.

        Gross margin.    Gross margin was $342.5 million in 2006, which represents a $5.8 million, or 1.7%, increase compared to $336.7 million in 2005. Gross margin as a percentage of revenue in 2006 was 8.9%, which represents a 0.3 percentage point decrease, compared to 9.2% for 2005. The decline was primarily driven by losses on homes sold in the Global Relocation Services segment. Moving Services Europe and Asia Pacific gross margin improved 2.1 percentage points as a result of the 2005 restructuring. Moving Services North America gross margin increased 0.4 percentage points driven by lower commissions, cargo claims expense, and equipment costs.

        Operating expenses.    Operating expenses in 2006 were $342.0 million, which represents a $127.2 million, or 27.1%, decrease compared to $469.2 million in 2005. The most significant drivers of the decrease were $61.1 million of costs associated with certain 2005 independent and internal reviews and $52.8 million related to impairment charges in Moving Services Europe in 2005, neither of which occurred in 2006; $12.9 million of gains in 2006 on the sales of properties primarily in the United Kingdom; and a decrease in Moving Services Europe restructuring expense of $9.5 million. In addition, bad debt and salaries and benefits expenses decreased $4.9 million and $3.3 million, respectively. The decrease was partially offset by $8.3 million of legal charges for the securities class action complaint and the anticipated settlement of the OOIDA litigation, an increase of $2.8 million in stock compensation expense, primarily related to the adoption of SFAS No. 123(R), Share-Based Payment, and higher audit costs.

        Intangibles amortization in 2006 was $9.4 million, which represents a $2.2 million decrease, compared to $11.6 million in 2005. This decrease is directly related to the write-off of European intangibles in 2005 and reductions in amortization expense for Global Relocation Services.

        Operating income (loss) from continuing operations.    Operating income from continuing operations was $0.5 million in 2006, which represents a $133.0 million improvement, compared to operating loss from continuing operations of $132.5 million in 2005. As discussed above, the improvement primarily resulted from the expenses associated with certain 2005 independent and internal reviews and Moving Services Europe impairments, which did not recur in 2006, along with gains in 2006 on sales of various U.K. properties and a reduction in the European restructuring expense.

        Interest expense, net.    Interest expense, net was $51.2 million in 2006, which represents a $19.3 million, or 60.6%, increase compared to $31.9 million in 2005. The increase was due to an increase in the effective interest rate to 10.66% for 2006 from 6.82% in 2005. The higher interest rate was due to higher variable market rates and amendments to our credit agreements resulting in higher interest rates.

        Debt extinguishment expense.    Debt extinguishment expense was $10.5 million in 2006 compared to $1.7 million in 2005. The 2006 expense included $1.0 million for the write-off of deferred debt issuance costs due to a $49.5 million payment on the term loan and $9.5 million of fees related to the original term loan, previous amendments and the August 15, 2006 amendment, since the term loan was considered extinguished as a result of the August 15, 2006 amendment.

        Income tax (benefit) expense.    In 2006, there was an income tax benefit of $2.0 million based on a pre-tax loss from continuing operations of $60.6 million. The difference between the effective income tax rate and statutory tax rate in 2006 was due primarily to pre-tax losses in jurisdictions for which a tax benefit was not realized due to an established deferred tax asset valuation allowance. Exclusive of deferred tax asset valuation allowances, the tax benefit would have been $28.6 million, resulting in an effective income tax rate for 2006 of 47.1%.

        Our provision for income tax in 2005 of $104.3 million was primarily due to the establishment of a full valuation allowance for the U.S. and certain foreign subsidiaries net deferred tax assets, as well as the impairment of non-deductible goodwill associated with our continental European operations. Exclusive of non-cash charges for deferred tax asset valuation allowances and pre-tax charges for non-deductible goodwill impairments, the provision for income taxes would have been a tax benefit of $45.8 million based on a pre-tax loss from continuing operations of $130.7 million, resulting in an effective tax rate of 35.0%. The reduction in the income tax rate for 2006 compared to 2005 was due primarily to the recognition of tax benefits related to pre-tax losses in certain foreign jurisdictions.

        Loss from continuing operations.    Loss from continuing operations was $58.6 million, or $0.79 per diluted share, in 2006, which represents a $212.1 million, or $2.88 per diluted share, improvement compared to loss from continuing operations of $270.7 million, or $3.67 per diluted share, in 2005.

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

        Gross margin was $119.6 million in 2006, which represents an $11.3 million, or 10.4%, increase compared to $108.3 million in 2005. Gross margin as a percentage of revenues was 29.1% in 2006, which represents a 2.1 percentage point increase, compared to 27.0% in 2005. The improvement was achieved throughout Europe and Asia Pacific. Excluding the favorable effect of changes in exchange rates of $0.6 million, gross margin improved $10.7 million. The majority of the improvement in gross margin was the result of the higher gross margin rate, primarily driven by the 2005 restructuring of our European operations, which reduced fixed costs and improved operating efficiencies, and a refocus on the U.K. Moving Services business by the new U.K. management team.

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

        On September 9, 2004, the Board of Directors authorized, approved and committed us to a disposal plan involving our North American High Value Products Division ("HVP"), Specialized Transportation in Europe ("STEU") and Transportation Solutions in North America ("TS"). The HVP Division was sold in the fourth quarter of 2004, the STEU business was sold in February 2005, and the TS segment sale was completed in August 2005. The HVP and STEU businesses were components of our Moving Services North America and Moving Services Europe and Asia Pacific segments, respectively. These actions effectively exited us from a majority of our asset intensive logistics businesses.

        We also completed the sales of our Fleet Service operations in March 2005, Blanketwrap operations in May 2005, and Flatbed operations in August 2005. The sales of these three operations completed our exit from the former North American Van Lines' commercial freight/logistics businesses. The Fleet Service business was a component of the former Network Services segment, and the Blanketwrap and Flatbed businesses were components of the Moving Services North America segment.

        As a result of the sales of these businesses, the results of these businesses are reported in discontinued operations in the Consolidated Statements of Operations for all periods presented. Income (loss) from discontinued operations in the Consolidated Statements of Operations includes the following:

	Years ended December 31,
	2007	2006	2005
	(In millions)
Revenues	$—	$8.6	$327.0
Operating loss before income tax	(1.9)	(6.2)	(48.0)
Gain on disposals, net of tax	1.4	10.0	57.1

        The gain on disposal in 2007 primarily relates to the amortization of the reserve guarantee associated with the U.S. Insurance Business. In 2005, we recorded an impairment charge of approximately $21.9 million related to intangibles, property and equipment, and other long-term assets of the U.S. Insurance Business. Also, in 2005, we recorded an impairment charge for goodwill of $2.1 million for TS. Interest costs have been allocated to the discontinued businesses in 2006 and 2005 based on the ratio of net assets held for sale to the sum of total net assets. Allocation of interest expense to the discontinued businesses was made so that historical results would be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future. See Note 21 "Discontinued Operations" to the Notes to the Consolidated Financial Statements for more detailed information.

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

        Long-term Debt:    We have a $490.6 million senior credit facility ("Credit Facility") through our subsidiary, SIRVA Worldwide, Inc. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $315.6 million term loan obligation and a $175.0 million revolving credit facility. Borrowings under the revolving credit facility were $85.0 million and $29.0 million as of December 31, 2007 and 2006, respectively. As a result of the Chapter 11 filing, the entire amount of the Term Loan and Revolving Credit Facility as of December 31, 2007 has been classified as a current liability. We had outstanding letters of credit of $23.1 million and $18.6 million as of December 31, 2007 and 2006, respectively. We had available credit of $66.9 million and $127.4 million as of December 31, 2007 and 2006, respectively.

        The Credit Facility contains a number of significant covenants that, among other matters, restrict SIRVA Worldwide's ability to incur additional indebtedness, incur capital lease obligations, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. While the Credit Facility generally permits dividends and distributions on the capital stock of SIRVA Worldwide's subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to us are limited to 20% of net income, subject to exceptions for transfers to fund our operating expenses in the ordinary course of business. The Credit Facility also requires SIRVA Worldwide to maintain certain financial ratios and tests, including a consolidated interest coverage ratio and consolidated leverage ratio. The Credit Facility also includes certain cross-default provisions such that a default under any other loan agreement in excess of $10.0 million that has not been cured within an applicable grace period would cause a default under the Credit Facility.

        We executed an amendment to the Credit Facility on June 25, 2007. The amendment, among other matters, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants through 2008 relating to debt leverage and interest coverage. The amendment to the credit agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 27, 2007. See Note 23 "Subsequent Events" for discussion of amendments on January 9, 2008 dated as of January 1, 2008 and January 23, 2008 dated as of January 22, 2008.

        On September 29, 2006, we sold $75.0 million aggregate principal amount of our 10% convertible notes due 2011. Effective June 27, 2007, we amended the terms of the convertible notes (as amended, "Convertible Notes") to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of our common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of our Convertible Preferred Stock upon stockholder approval.

        Convertible Perpetual Preferred Stock:    On August 23, 2007, our stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. Dividends are payable on the Convertible Preferred Stock quarterly, when, as and if declared by our Board of Directors, on March 15, June 15, September 15 and December 15 of each year at a rate per annum of 8.00% per share on the liquidation preference. If we are unable to pay dividends on the Convertible Preferred Stock on a dividend payment date, the liquidation preference of the shares will be increased by the accretion amount in respect of the unpaid dividend and that accreted amount will be convertible into shares of our common stock at a conversion value equal to the lesser of $2.00 per share or the fair market value per share.

        Short-term Debt:    Our subsidiary, SIRVA Mortgage, Inc. ("SIRVA Mortgage"), utilizes a flexible early purchase facility and a warehousing credit and security agreement to fund our mortgage loans held for resale.

        The flexible early purchase facility is the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. Effective May 2007, the flexible early purchase facility was amended during the regular renewal cycle to establish a termination date of June 1, 2008 and revise, among other matters, the interest rate payable for various mortgage loans. The flexible early purchase facility had total availability of $250.0 million and a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. The outstanding balance against the flexible early purchase facility was $40.4 million and $85.6 million as of December 31, 2007 and 2006, respectively.

        The warehousing credit and security agreement has availability of $40.0 million and a $40.0 million sub-limit to permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees under relocation programs. Effective June 2007, the $40.0 million warehousing credit and security agreement was renewed and extended to June 1, 2008. The outstanding balance against the warehousing credit and security agreement was $21.9 million and $39.4 million as of December 31, 2007 and 2006, respectively.

        Both the $250.0 million flexible early purchase facility and the $40.0 million warehousing credit and security agreement contain covenants calculated at the SIRVA Mortgage level. Effective as of the date of the May 2007 amendment and June 2007 renewal, the facilities require a minimum tangible net worth of $11.0 million, a maximum leverage of 17:1 for the period commencing June 1 through September 30 of each year and 15:1 for the period commencing October 1 through May 31, and a minimum current ratio of 1.05:1. SIRVA Mortgage was compliant with the financial covenants at December 31, 2007 and anticipates remaining compliant through June 2008 based on current performance and anticipated results.

        In early September 2007, we were advised by the lenders for the flexible early purchase facility and warehousing credit and security agreement that the agreements would not be renewed in 2008, because the lenders terminated their mortgage warehousing lending business. This termination was not based on any failure by SIRVA Mortgage to comply with the requirements of the agreements. The last day of funding new loans under the $250.0 million flexible early purchase facility was January 1, 2008 and all amounts due were paid in full by February 15, 2008. A fourth amendment to the warehousing credit and security agreement was entered into in February 2008. Pursuant to the amendment, the parties agreed that any relocation loans that were due to be paid in full by February 15, 2008 were to be replaced in the facility without the need of actual repayment by a new relocation mortgage loan; provided, that the aggregate unit collateral value of the new relocation mortgage loans did not exceed the unit aggregate collateral value of the replaced relocation mortgage loans. Other than the replacement relocation mortgage loans, no new funding will be provided under this facility. The amendment also eliminated provisions relating to aged mortgage loans. Any outstanding advances existing under the facility as of June 1, 2008 will be required to be paid in full, at which time SIRVA Mortgage will have no further obligations under this facility. The outstanding balance at the end of February 2008 was approximately $19.3 million and is anticipated to be fully paid on or before June 1, 2008.

        On December 21, 2007, SIRVA Mortgage executed a loan participation sale agreement with Colonial Bank, N.A., as a new mortgage lender for a $175.0 million loan participation facility. This facility does not have a stated expiration date and can be cancelled by either party upon a 30-day notice. No amounts were outstanding under this facility as of December 31, 2007.

        Also on December 21, 2007, SIRVA Mortgage executed a master repurchase agreement with Colonial Bank, N.A. for a $25.0 million committed revolving mortgage loan facility with the same new lender. This facility expires in December 2008. The outstanding balance against the committed revolving mortgage loan facility was $12.7 million as of December 31, 2007. Neither the $175.0 million loan participation facility with Colonial Bank, N.A. nor the $25.0 million committed revolving mortgage loan facility with Colonial Bank, N.A. will permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees.

        There are no financial covenants for the $175.0 million loan participation facility. The $25.0 million committed revolving mortgage facility does have financial covenants, which include a minimum tangible net worth of $13.5 million, a maximum leverage of 15:1 at all times, a minimum current ratio of 1.0:1.0, and minimum cash on hand at the SIRVA Mortgage level of $1.0 million as of the end of each month. SIRVA Mortgage was compliant with the terms of these covenants at December 31, 2007 and anticipates remaining compliant through December 2008 based upon current performance and anticipated results.

        Our subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $36.6 million at December 31, 2007. The outstanding balance of these facilities was $19.4 million and $24.1 million at December 31, 2007 and 2006, respectively. The SIRVA Finance Limited facility of $29.8 million is a committed facility, while the other financing facilities are uncommitted, but generally remain available and are expected to be renewed in the future.

        Chapter 11 Filing:    On February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Court"). The chapter 11 cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP) ("Chapter 11 Cases"). The Debtors are operating as debtors-in-possession ("DIP") pursuant to the Bankruptcy Code.

        Due to the previous investigation and restatement of our financial results for the years 2004 and prior in our 2004 Annual Report on Form 10-K/A and resulting delays in our financial reporting from March 2005 to July 2007, we incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required us to obtain numerous amendments to our Credit Facility in order to remain in compliance with our debt covenants. These amendments have resulted in a 575 basis point increase in the borrowing margins on our senior bank debt in comparison to the borrowing spread we initially paid under the credit facility as of December 1, 2003. Higher borrowing margins, coupled with higher market interest rates and our increased debt levels have increased our annual interest expense from $18 million in 2004 to $66 million in 2007.

        The declining real estate market and, more recently, the turmoil in the mortgage market have adversely affected our operations and financial condition causing us an extensive liquidity deficiency. We have been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on us. The longer that these homes stay in inventory, the more likely we will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

        The extensive liquidity deficiency and a significant amount of indebtedness forced us to seek Chapter 11 protection to restructure our operations and financial position. The objective of the bankruptcy filing is to provide relief from our burdensome pre-petition debt service, which will allow us to make the necessary investments in the near term to grow and sustain our business. While we believe we will be able to significantly decrease our cash interest expense and reduce the Debtors' unsustainable debt load through the bankruptcy process, there can be no certainty that we will be successful in doing so.

        We have established a plan that includes a balance sheet restructuring in conjunction with the bankruptcy filing that is intended to allow us to eliminate our unsustainable debt load; accelerating the renegotiation or termination of unprofitable contracts; and implementing various cost reduction measures.

        Chapter 11 Impact:    Under the terms of the Pre-Petition Credit Facility, the Chapter 11 filing creates an event of default. Upon the Chapter 11 filing, the lenders' obligation to loan additional money to the Company terminated, and all amounts outstanding under the Pre-Petition Credit Facility were accelerated and became immediately due and payable. Outstanding obligations under the Credit Facility amounted to $511.0 million, which amount we intend to restructure as described below under the heading "DIP financing."

        The ability of the creditors of the Debtors to seek remedies to enforce their rights under the Credit Facility is stayed as a result of the Chapter 11 filing, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

        SIRVA Mortgage and our foreign subsidiaries are not included in the Chapter 11 filing. Therefore, the debt of these subsidiaries is not subject to compromise in the bankruptcy proceedings.

        DIP Financing:    On February 6, 2008, the Debtors and JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent (in such capacity, the "DIP Agent"), J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner (in such capacities, the "Arranger") and a syndicate of financial institutions (including JPMCB, the "DIP Lenders") entered into a Credit and Guarantee Agreement (collectively, the "DIP Facility").

        The DIP Facility provides up to $150.0 million in financing, comprised of a term loan facility of up to $65.0 million and a revolving credit facility of up to $85.0 million. The DIP Facility has a sublimit of $60.0 million for letters of credit to be issued for purposes that are reasonably satisfactory to the DIP Agent. Standby letters of credit that were outstanding on the petition date and that were issued, extended or renewed in 2008 under the Credit Facility were deemed to be issued under the DIP Facility. Proceeds from the borrowings under the DIP Facility were used (i) initially, to repay a portion of the outstanding borrowings under the Credit Facility and (ii) thereafter, for working capital and general corporate purposes of the Company.

        Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super priority obligations and shall be secured by duly perfected first priority liens on all unencumbered property of the Debtors' estates (with certain exceptions) and all property that constituted collateral under the Credit Facility and junior liens on encumbered property pursuant to Section 364(c), in each case subject to a carve-out for certain professional fees.

        Borrowings under the DIP Facility bear interest at JPMCB's base rate plus 5.5% or, at SIRVA Worldwide Inc.'s option, LIBOR plus 6.5% for interest periods of one or three months. Interest is payable monthly in arrears, on the Termination Date (as defined below) and thereafter on demand.

        The DIP Facility will terminate on the date ("Termination Date") that is the earliest of (i) June 30, 2008, (ii) acceleration of loans under the DIP Facility and termination of the commitments thereunder and (iii) the Effective Date (as defined in the Plan), if the date of conversion of the DIP Facility into the new credit facility does not occur simultaneously therewith. The DIP Facility can be converted into a new facility upon the Debtors' exit from bankruptcy upon the satisfaction of certain conditions.

        The DIP Facility contains representations and warranties, covenants, mandatory prepayment events and events of default customary for debtor-in-possession financings.

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

        As part of our relocation product offering, we provide home equity advances to relocating employees, sometimes purchase the employees' homes under buyout programs, and provide mortgage loans for home purchases. In the United Kingdom and for traditional relocation in the United States, the customer guarantees repayment of these amounts to us to the extent proceeds from the home sale are insufficient. These equity advances, purchased homes, and mortgages are classified as current assets in our Consolidated Balance Sheets, and movements in these assets are reflected in our cash flow from operations. The cash needed to finance these assets is largely provided by the mortgage warehouse and relocation financing facilities, movements in which are reflected in our cash flow from financing activities. In light of the corporate guarantees and the credit quality of our counterparties, we believe the risk associated with the advances, purchased homes, and mortgage loans are low.

        Cash flows from operating activities.    Net cash provided by operating activities was $18.4 million in 2007 compared to a net use of cash of $111.5 million and $6.1 million in 2006 and 2005, respectively. In 2007, we incurred an adjusted net loss of $86.5 million, which excludes the impairment charges for goodwill and trade names of $388.4 million, as well as the income tax benefit of $62.2 million, which was driven primarily by the impairment. The primary drivers for the net cash provided by operations of $18.4 million in 2007 were a net increase in sales of mortgages held for resale of $31.5 million, changes in other assets and liabilities of $31.6 million, and non-cash adjustments of $42.3 million. The changes in other assets and liabilities were primarily driven by a decrease in accounts receivable of $62.5 million offset by increases of $30.9 million in other assets and liabilities. These increases were offset by the adjusted net loss of $86.5 million and a net use of $7.2 million from the purchase and sale of relocation properties and associated receivables and payables. Included in the adjusted net loss was net interest expense of $65.7 million, of which $59.6 million was paid in cash.

        The primary drivers for the use of cash of $111.5 million in 2006 were a net loss of $54.6 million, a net use of $31.3 million from the purchase and sale of relocation properties and associated receivables and payables, a net increase in originations of mortgages held for sale of $2.2 million, and changes in other assets and liabilities of $50.9 million. Included in the net loss was net interest expense of $51.2 million, of which $48.6 million was paid in cash. These negative impacts were partially offset by a positive impact from non-cash adjustments of 27.5 million.

        The following discussion of 2005 operating cash flow excludes impairment charges for goodwill and other assets of $81.9 million, as well as the income tax expense of $117.6 million and the change in deferred income taxes of $98.7 million, both of which were driven primarily by the impairments and the write-off of U.S. and certain foreign subsidiaries' net deferred tax assets. The primary drivers for the net use from operations of $6.1 million in 2005 were an adjusted net loss of $65.9 million and a net increase of $5.7 million in originations of mortgages held for sale. Included in the adjusted net loss was net interest expense of $31.9 million, of which $32.9 million was paid in cash. These decreases were offset by the change in other assets and liabilities of $40.6 million and a net increase of $37.7 million from the purchase and sale of relocation properties and associated receivables and payables.

        Cash flows from investing activities.    Net cash used by investing activities was $8.9 million in 2007 compared to net cash provided of $84.7 million and $77.8 million in 2006 and 2005, respectively. Capital expenditures, which we use for computer equipment, software development, and transportation and warehouse equipment, were $15.9 million, $18.3 million and $27.4 million in 2007, 2006 and 2005, respectively. Capital expenditures for 2008 are expected to range between $15.0 million to $20.0 million.

        The net cash proceeds from our dispositions for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

	2007	2006	2005
	(In millions)
Continental Europe	$4.7	$—	$—
Business Services Division (United Kingdom and Ireland)	—	85.7	—
Transportation Solutions and subsequent contingent payment	—	1.0	11.5
Blanketwrap and subsequent note payments	0.6	0.6	0.9
Records Management (Australia and New Zealand)	—	—	79.0
Specialized Transportation—Europe	—	—	9.0
U.S. Insurance Business	—	—	8.5
Fleet Service	—	—	3.3
Flatbed	—	—	2.0

	$5.3	$87.3	$114.2

        Proceeds from the sale of property and equipment were $3.0 million, $17.4 million and $3.6 million in 2007, 2006 and 2005, respectively. Cash used for acquisitions made in 2004 was zero, $0.5 million and $1.1 million in 2007, 2006 and 2005, respectively. Net purchases of investments were $0.4 million, $0.5 million and $10.7 million in 2007, 2006 and 2005, respectively. The decline from 2005 to 2006 was due to the sale of the U.S. Insurance Business at the end of 2005.

        Cash flows from financing activities.    Net cash used for financing activities was $15.3 million and $111.7 million in 2007 and 2005, respectively, compared to net cash provided of 31.4 million in 2006. Cash flows from financing activities consist primarily of bank borrowing draw-downs and repayments and changes in our mortgage warehouse and relocation financing facilities. Net repayments on borrowings were $4.7 million, $46.0 million and $107.6 million in 2007, 2006 and 2005, respectively. The change in book overdrafts used cash of $3.5 million in 2007 compared to providing cash of $13.7 million and $5.0 million in 2006 and 2005, respectively. Debt issuance costs were $4.3 million, $6.2 million and $5.8 million in 2007, 2006 and 2005, respectively. Repayments on capital lease obligations were $2.8 million, $5.1 million and $4.6 million in 2007, 2006 and 2005, respectively. In 2006, we received proceeds of $75.0 million from the issuance of our Convertible Notes.

Off-Balance Sheet Arrangements

        We have an off-balance sheet arrangement to sell up to $182.5 million of certain receivables to an unaffiliated third-party bank in order to provide a cost effective way to offer home equity advance loans to our relocation services customers. This arrangement was renewed in September 2007 for one year, and the amount was reduced to $182.5 million from $243.1 million. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. See Note 23 "Subsequent Events" in the Notes to the Consolidated Financial Statements for discussion of an amendment in February 2008.

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

        As of December 31, 2007, 91% of the $182.5 million facility has been utilized. Collections paid exceeded proceeds from receivables sold by $12.6 million during the year ended December 31, 2007. Proceeds from receivables sold, net of collections paid, were $54.6 million and $19.6 million during the years ended December 31, 2006 and 2005, respectively.

Contractual Obligations

        The following table provides a summary at December 31, 2007 of our contractual cash obligations:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(In millions)
Contractual obligations(a)
Long-term debt(b)	$401.5	$401.0	$0.5	$—	$—
Interest payments on long-term debt(c)	111.9	39.0	38.0	34.9	—
Operating leases(d)	163.8	32.5	52.6	31.5	47.2
Unconditional purchase obligations	51.8	11.5	23.0	17.3	—
Cargo claims reserves(e)	21.5	19.8	1.7	—	—
Pension plans(f)	14.7	14.7	—	—	—
Capital lease obligations(g)	4.1	3.0	0.9	—	0.2
Interest payments on capital leases(h)	0.2	0.1	0.1	—	—

Total contractual cash obligations	$769.5	$521.6	$116.8	$83.7	$47.4

(a)
The amounts in the table do not reflect the impact of the Chapter 11 filing made on February 5, 2008 or the disposition of our moving services operations in the United Kingdom and Ireland for which a definitive agreement to sell was entered into on March 2, 2008.

(b)
The entire term loan and revolver as of December 31, 2007 has been classified as current due to the Chapter 11 filing on February 5, 2008. As described above under the heading "Chapter 11 Impact," we are currently seeking to restructure all of the debt under our Credit Facility. During the pendency of the Chapter 11 Cases, the ability of the creditors of the Debtors to seek remedies to enforce their rights under the Credit Facility is stayed and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As a result of the Chapter 11 filing, we do not anticipate that we will be required to service such debt during the pendency of the Chapter 11 cases. On February 6, 2008, we entered into the DIP Facility pursuant to which the entire principal amount outstanding under the DIP Facility will be due on the June 30, 2008 maturity date.

(c)
Excludes interest on borrowings under our revolving credit facility and assumes a floating interest rate of 12.1% for 2008 and all years thereafter. We paid interest of $15.3 million through March 6, 2008 with respect to the Credit Facility. On February 6, 2008, we entered into the DIP Facility pursuant to which we anticipate interest payments of $3.9 million through its maturity date of June 30, 2008.

(d)
If amounts related to Moving Services United Kingdom were excluded, operating leases would decrease as follows: total by $67.9 million; less than 1 year by $14.4 million; 1-3 years by $23.3 million; 3-5 years by $9.2 million; and after 5 years by $21.0 million.

(e)
If amounts related to Moving Services United Kingdom were excluded, cargo claims reserves in total and less than 1 year would decrease by $1.4 million.

(f)
Our policy is to fund our pension plans as required by the Employee Retirement Income Security Act, the Internal Revenue Service and local statutory law. As of December 31, 2007 and 2006, the pension liabilities related to the domestic and U.K. plans was $10.1 million and $12.1 million, respectively. We currently estimate that we will contribute up to $7.3 million to our domestic pension funds and $7.4 million to our U.K. pension fund in 2008. Due to the future impact of various market conditions, rates of return and changes in plan participants, we cannot provide a meaningful estimate of our future contributions beyond 2008.

(g)
If amounts related to Moving Services United Kingdom were excluded, capital lease obligations would decrease as follows: total by $2.8 million; less than 1 year by $1.8 million; 1-3 years by $0.8 million; and after 5 years by $0.2 million.

(h)
If amounts related to Moving Services United Kingdom were excluded, interest payments on capital leases in total and less than 1 year would decrease by $0.1 million

Commitments and Contingencies

        On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation ("Covansys") and Affiliated Computer Services, Inc. ("ACS") to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications, and certain application software development. The total future commitment to Covansys and ACS is $51.8 million as of December 31, 2007.

Litigation and Governmental Investigations

        As discussed in Item 3, on February 5, 2008, we and certain of our U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP). The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

        In November 2004, a purported securities class action complaint, Central Laborers' Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. On May 13, 2005, plaintiff filed a "corrected" complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA's initial and secondary public offerings. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint ("Amended Complaint"), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages one of our largest shareholders. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA's common stock between November 25, 2003 and January 31, 2005.

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

        We also are under investigation by various governmental authorities and are a defendant in various lawsuits. For a discussion of these investigations and proceedings, see Item 3 "Legal Proceedings" and Note 16 "Commitments and Contingencies" to our Notes to the Consolidated Financial Statements, which are incorporated by reference herein.

Related Party Transactions

        We are a party to a consulting agreement with Clayton, Dubilier & Rice ("CD&R"), a private investment firm which is an affiliate of our largest stockholder, Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V") that held approximately 22.5% of our common stock at December 31, 2007. Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI") also held approximately 9.4% of our common stock at December 31, 2007. Under the consulting agreement, CD&R receives a management fee for financial advisory and management consulting services. CD&R waived the management fee for the years ended December 31, 2007 and 2006. In the year ended December 31, 2005, fees were $1.0 million and were recorded as a component of general and administrative expense in the Consolidated Statement of Operations. Pursuant to the Plan, upon emergence from the Chapter 11 Cases, we expect this agreement to be rejected.

        On July 1, 2002, we entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys was a related party, as approximately 16.9% of its outstanding common stock was beneficially owned by Fund VI. In July, 2007, Fund VI ceased holding shares of Covansys as the result of a merger between Covansys and a third party, Computer Sciences Corporation. The total future commitment to Covansys is $27.5 million as of December 31, 2007. We incurred expense of $5.9 million, $5.7 million and $7.2 million under the base arrangement for the years ended December 31, 2007, 2006 and 2005, respectively. Other expenses not included in the base arrangement, of which some were capitalized, were $1.0 million, $0.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005 respectively.

        On October 30, 2004, we sold HVP to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support our household goods moving services business. For a period of one year following the close of the transaction, we provided certain transition services such as information technology systems support to Specialized Transportation Agent Group, Inc. We also provide fleet registration, driver qualification and safety administration. We recorded reimbursements related to these services of $1.8 million, $2.2 million and $16.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of other direct expense and general and administrative expense in the Consolidated Statements of Operations.

        On August 5, 2005, we sold our TS segment through our NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the purchase price was deferred in connection with our obligation to fulfill terms of an information technology service agreement, for which we were reimbursed. The $1.0 million deferred purchase price was received in 2006. In the years ended December 31, 2007, 2006 and 2005, we recorded reimbursements of $2.3 million, $3.8 million and $2.5 million, respectively, primarily related to information technology services and purchases, communications billings, and facility leases and subleases.

Critical Accounting Policies and Estimates

        Our accounting policies are described in Note 4 "Summary of Significant Accounting Policies and Estimates" in the Notes to the Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data" of this report. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following are critical areas that either require significant judgment by management or may be affected by changes in general market conditions outside the control of management. As a result, changes in estimates and general market conditions could cause actual results to differ materially from future expected results.

        Allowance for doubtful accounts.    An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of our customers, agents and owner-operators to make required payments. We record a bad debt reserve for all receivables based on their aging and historical experience. If the financial condition of our customers and agents were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Our allowances for doubtful accounts and notes receivable were $12.0 million and $15.8 million at December 31, 2007 and 2006, respectively, representing 4.1% and 4.2% of our accounts receivable balances at December 31, 2007 and 2006, respectively. The provision for losses on accounts and notes receivable for continuing operations was $5.0 million, $1.9 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Relocation properties held for resale.    Relocation properties held for resale are recorded at net realizable value (purchase price less an estimate for loss on sale and costs to sell the property). These estimates reflect the expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, we use the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. A 1% increase in management's estimate of future price declines on unsold homes would have resulted in an additional $2.4 million in expense in 2007. The accrual for home losses was $43.2 million and $28.5 million at December 31, 2007 and 2006, respectively. Changes in the home loss accrual of $14.7 million, $16.2 million and $9.1 million in 2007, 2006 and 2005, respectively, are recorded in cost of homes sold. The accrual for costs to sell was $26.8 million and $21.9 million at December 31, 2007 and 2006, respectively. Other direct expense includes costs to sell relocation properties of $179.5 million, $176.6 million and $114.2 million in 2007, 2006 and 2005, respectively.

        Goodwill and intangible assets.    We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names and customer relationships. Trade names have been determined to have indefinite lives. Customer relationships are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized.

        Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. We perform our impairment tests utilizing the two-step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, not to exceed the carrying amount of the goodwill.

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

        The fair value of our Moving Services United Kingdom reporting unit was determined based on its sale price in the definitive agreement signed on March 2, 2008. The fair values of our remaining reporting units are estimated based upon a present value technique using discounted future cash flows, forecasted over a ten-year period, with residual growth rates forecasted at 2.3% to 2.8% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, we evaluate whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. We make every effort to forecast our future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the fair value of our reporting units and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. real estate markets, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations. See Item 1A "Risk Factors" for other factors that have the potential to impact estimates of future cash flows.

        Discount rates utilized in the goodwill valuation analysis are based on an independent third-party's assessment of the cost of capital for comparable companies adjusted for risks unique to the reporting units. The rates utilized at December 31, 2007 were 22%, 18% and 13% for the Global Relocation Services, Moving Services North America and Moving Services Asia Pacific reporting units, respectively.

        In 2007, based on the estimated fair values of our assets and liabilities as of December 31, 2007, we recorded impairment charges totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Global Relocation Services, Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively. The impairments were primarily a result of the continued adverse climate for our business in North America and the United Kingdom and the continued decline of the U.S. and U.K. real estate markets.

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

        Impairment of long-lived assets.    We periodically review the carrying value of our property and equipment and our intangible assets with finite lives to assess whether current events or circumstances indicate that such carrying value may not be recoverable. If the review indicates that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment loss shall be recognized. An impairment loss shall be measured as the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

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

        Contingent purchase price premium.    We may receive a purchase price premium relating to the sale of our U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. We guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. We will also receive 55% of any favorable reserve development. Based on management's estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets on the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium is being accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee is being amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until we feel certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2007, the net receivable was $11.8 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

        Cargo claims reserves.    We estimate claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. Historical cargo claims metrics are used to record a provision in the current period for the cost to settle claims that have been incurred but will be settled in future periods. The customer generally files a claim for damage shortly after the service is completed, but the settlement process can extend from a period of a few months to several years. As a result of the length of the settlement cycle, it is necessary to utilize frequency and severity trends to estimate current period claims expenses that are derived from prior years, as these years contain more fully developed claims experience. An analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates. Changes to those estimates are recorded as appropriate.

        At December 31, 2007 and 2006, cargo claims reserves were $21.5 million and $23.6 million, respectively; however, future actual results may be materially different from our current estimates. Cargo claims expense was $34.2 million, $35.4 million and $39.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Pensions and other postretirement benefits.    We provide a range of benefits to our current and retired employees, including defined benefits and postretirement medical and life insurance benefits. We record annual amounts relating to these plans based on actuarial calculations which use various assumptions, such as discount rates, expected rates of return, salary growth rates, turnover and disability rates, and healthcare cost trend rates. See Note 14 "Pension Plans, Postretirement and Other Benefits" of our Notes to the Consolidated Financial Statements for the pension expense included in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, as well as the funded status at December 31, 2007 and 2006. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As required by generally accepted accounting principles, the effect of the modifications is generally recorded or amortized over future periods. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and advice from our actuaries; however, differences in actual experience or changes in assumptions may affect our retirement plan obligations and future expense.

        In determining the 2007 domestic pension expense, the expected return on plan assets was maintained at 9.00%. In developing our expected long-term rate of return assumption, we evaluated input from our independent financial advisor, including its review of our pension asset class 10-year weighted-average returns for each of the last 10 years. The average annual 10-year return is 10.50%. We anticipate that our investment managers will generate long-term returns of at least 7.50%. The discount rate assumption for determining the net periodic pension cost was increased to 5.75% from 5.50% at December 31, 2007 and 2006, respectively. The pension expense for 2008 is expected be $0.9 million compared to $0.3 million in 2007. The increase is primarily due to lower expected asset returns. A 25 basis point reduction in the discount rate would increase the 2008 pension expense by approximately $0.3 million. The discount rate utilized for determining pension obligations is based on the plan's projected cash flow utilizing Citigroup Pension Liability Index. The discount rate assumption for determining pension obligations was increased to 6.40% from 5.75% at December 31, 2007 and 2006, respectively.

        The expected return on plan assets for our U.K. pension plan was lowered to 6.80% from 7.25% for 2007 and 2006, respectively, reflecting the change in investment strategy over the year. In developing our expected long-term rate of return assumption, we evaluated input from our actuary, including its review of our asset allocation strategy whose benchmark indices returned 7.80% over the last 10 years. We anticipate that our investment managers will generate returns of at least 6.40% during fiscal year 2008. The discount rate assumption for determining the net periodic pension cost increased to 5.00% from 4.75% at December 31, 2007 and 2006, respectively. The discount rate utilized for determining pension obligations is based on the plan's projected cash flow utilizing corporate spot rates. The discount rate assumption for determining pension obligations was increased to 5.60% from 5.00% at December 31, 2007 and 2006, respectively.

        The composition of our domestic and U.K. plan assets is broadly characterized as a targeted 45%/55% allocation between equity and debt securities. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed non-U.S. equity securities and investment grade debt securities. We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as our contributions and monthly benefit payments are made. We expect to make contributions in 2008 ranging from $4.5 million to $7.3 million for the domestic pension plans and $7.4 million for the U.K. pension plan.

        In determining the 2007 postretirement benefit expense, the healthcare cost trend rate was lowered to 9.00% from 10.00% for 2007 and 2006, respectively. The discount rate assumption for determining the net periodic pension cost increased to 5.75% from 5.50% at December 31, 2007 and 2006, respectively. The discount rate is based on the plan's projected cash flow utilizing the Citigroup Pension Liability Index. A 25 basis point reduction in the discount rate would not have a material impact on postretirement expense. The discount rate assumption for determining postretirement benefit obligations was increased to 6.00% from 5.75% at December 31, 2007 and 2006, respectively. Effective January 1, 2008, the postretirement plan was amended to eliminate post-65 health care coverage for existing and future retirees, limit the Company's cost to $4,900 per retiree for pre-65 health care coverage, and eliminate retiree life insurance. This amendment resulted in a $14.2 million decrease in the accumulated postretirement obligation.

        Income taxes.    We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the amounts of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis. To the extent that a valuation allowance is established or increased in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations.

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. The amount of any valuation allowance recorded is determined based on our estimates of taxable income by each jurisdiction in which we operate over the periods in which the deferred taxes will be recoverable. We have principally relied on the following factors in our assessment of the realizability of our net deferred tax assets: future taxable income from the core business segments, estimated operating expenses to support an anticipated level of business and the expiration dates and amounts of net operating loss carryforwards. We concluded in 2005 that we no longer could expect sufficient future taxable income after considering our cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, and it was more likely than not that deferred tax assets would not be realizable before expiration. This conclusion was reached in the third quarter of 2005 when we had a perspective on full-year results and future forecasts, as we had completed our busy season when we historically recognize a significant amount of our profits. Although earnings in the core business were projected in upcoming years, it was difficult to place similar weight on these projections versus the results in 2005, 2004 and 2003. As a result, in 2005, non-cash charges of $169.5 million, of which $150.5 million was allocated to continuing operations, were recorded in the Consolidated Statement of Operations. At the end of 2005, we had a full valuation allowance against our U.S. and certain foreign subsidiaries' net deferred tax assets. Based on our assessment in 2006 and 2007, we continued to record a full valuation allowance against our U.S. and certain foreign subsidiaries' net deferred tax assets. We expect to continue to maintain a valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. The remaining foreign net deferred tax assets at December 31, 2007 are insignificant.

        Commitments and contingencies.    We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside counsel.

        On February 5, 2008, we and certain of our U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP). The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

        In November 2004, a purported securities class action complaint, Central Laborers' Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against us and certain of our current and former officers and directors. On May 13, 2005, plaintiff filed a "corrected" complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for SIRVA's initial and secondary public offerings. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the "Amended Complaint"), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in our initial and secondary public offerings, our former independent registered public accounting firm, and the private investment fund that manages one of our largest shareholders. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA's common stock between November 25, 2003 and January 31, 2005.

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

        For a description of certain other legal proceedings, see Item 3 "Legal Proceedings" and Note 16 "Commitments and Contingencies" to our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 as of January 1, 2008. We do not expect this statement to have a material effect on our financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are required to adopt SFAS No. 141(R) in fiscal 2009. We do not expect this statement to have a material effect on our financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are required to adopt SFAS No. 160 in fiscal 2009. We do not expect this statement to have a material effect on our financial statements.

Forward-Looking Statements

        This report includes statements that constitute "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," or variations of such words are generally part of forward-looking statements. Readers should not place undue reliance on these statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon us and our subsidiaries. There can be no assurance that future developments affecting us and our subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance or results and involve risks, uncertainties and assumptions. Many factors could affect our actual financial results or results of operations and could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation:

  •
  our ability to continue as a going concern;

  •
  our ability to obtain court approval for, and operate subject to, the terms of the DIP Facility;

  •
  our ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted by us from time to time;

  •
  our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, including a plan consistent with the terms set forth in the Plan;

  •
  risks associated with a termination of the DIP Facility and financing availability;

  •
  risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

  •
  our ability to obtain and maintain normal terms with customers, agents, and suppliers during the Chapter 11 Cases;

  •
  our ability to maintain contracts and leases that are critical to our operations;

  •
  the potential adverse impact of the Chapter 11 Cases on our liquidity or results of operations;

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

  •
  risks associated with our credit agreements;

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

        All forward-looking statements speak only as of the date of this report. We undertake no obligation beyond that required by law to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The information referred to above, as well as the other risks described under Item 1A "Risk Factors" in this report, should be considered when reviewing the forward-looking statements contained in this report.

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

Interest Rate Risk

        We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with borrowings composed primarily of variable rate indebtedness. Significant increases in interest rates could adversely affect our margins, results of operations, and our ability to service indebtedness. Based on the debt structure as of December 31, 2007, holding all other variables constant, a hypothetical adverse 1.0% rate increase would have increased interest expense by $4.3 million in both 2007 and 2006.

        We had no outstanding interest rate swap agreements at December 31, 2007 and had one open interest rate swap agreement at December 31, 2006. The intent of these agreements was to reduce interest rate risk by swapping an unknown variable interest rate for a fixed rate. At December 31, 2007 and 2006, the interest rate on 2% and 20% of our debt obligations was fixed, respectively. The interest rate swap agreement, which expired in January 2007, qualified for cash flow hedge accounting treatment. Therefore, market rate changes in the effective portion of the derivative were reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. Holding all other variables constant, if the actual forward curve on the swap agreement exceeded the implied rate used for the year-end mark-to-market calculations by 1%, the fair market of the swap agreement would have increased an insignificant amount at December 31, 2006. A 1% decrease in the implied rate used for the year-end mark-to-market calculations would have caused the fair market value of the swap agreement to decrease an insignificant amount at December 31, 2006.

        In order to mitigate the risk that a change in interest rates will result in a decline in value of our interest rate lock commitments ("IRLCs") in the committed mortgage pipeline or mortgage loan inventory, we enter into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors through mandatory forward sales of mortgage-backed securities ("MBS") and by purchasing call options on U.S. Treasury futures and Federal National Mortgage Association ("FNMA") MBS. At December 31, 2007 and 2006, we had forward contracts to sell MBS that amounted to $38.0 million and $91.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2007 and 2006, we owned call options on U.S Treasury futures and FNMA MBS that amounted to $12.0 million and $30.0 million, respectively, for the purpose of economically hedging the committed pipeline of adjustable rate mortgages, loans that contain a float down option of the interest rate, and overall fallout risk of all the IRLC's in the loan pipeline. The forward sales of MBS, purchase of U.S. Treasury and FNMA MBS call options, and IRLCs issued on residential mortgage loans in our pipeline intended to be held for sale are considered free-standing derivative instruments. Changes in fair value are recorded in current period earnings and were insignificant in both 2007 and 2006. For IRLCs and mortgage loans in inventory, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the U.S. Treasury futures and FNMA MBS call options, the fair value is measured utilizing the Black-Scholes pricing model or by reference to market prices. If interest rates were to increase by 25 basis points, holding all other variables constant, the fair market value of the derivatives would increase by $0.3 million and $1.0 million at December 31, 2007 and 2006, respectively. If interest rates were to decrease by 25 basis points, holding all other variables constant, the fair market value of the derivatives would decrease by $0.2 million and $0.3 million at December 31, 2007 and 2006, respectively.

Foreign Currency Risk

        Approximately 11.0%, 12.9% and 13.4% of our sales were denominated in foreign currency in 2007, 2006 and 2005, respectively. The exposure to currency rate fluctuations primarily relates to Europe (euro and British pound sterling).

        Assets, liabilities and commitments that will be settled in cash and denominated in currencies other than the functional currency of the reporting entity are sensitive to changes in currency exchange rates. All material trade receivable balances are denominated in the host currency of the local operation. For the years ended December 31, 2007 and 2006, we recognized currency translation gains of $1.0 million and $0.4 million, respectively.

        From time-to-time, we utilize foreign currency forward contracts in the regular course of business to manage our exposure against foreign currency fluctuations. The forward contracts establish the exchange rates at which we will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. We utilize forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by us are the British pound sterling, euro and New Zealand dollar. The contract amounts of foreign currency forwards at December 31, 2007 and 2006 were $42.7 million and $36.1 million, respectively. A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate-sensitive instruments held as of December 31, 2007 and 2006, would result in a hypothetical loss of approximately $3.3 million and $1.3 million, respectively. Because these derivatives do not qualify for hedge accounting treatment, changes in fair value relating to these derivatives are recognized in current period earnings. In each of the years ended December 31, 2007 and 2006, we recognized losses of $0.5 million, resulting from changes in the fair value of foreign currency derivatives.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements, together with accompanying notes to financial statements, and schedule of SIRVA, Inc. are included in this report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

        We have audited the accompanying consolidated balance sheets of SIRVA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' (deficit) equity for each of the two years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SIRVA, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that SIRVA, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, on February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively the "Debtors") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") and its continuation as a going concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the debtors-in-possession financing agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements and; (vi) to obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of these uncertainties.

        As discussed in Note 14 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. As discussed in Note 4 to the financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SIRVA, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois March 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

        We have audited SIRVA, Inc's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SIRVA, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, SIRVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SIRVA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders' (deficit) equity for each of the two years in the period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois March 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SIRVA, Inc.:

        In our opinion, the consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of SIRVA, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

January 29, 2007, except for the effects of the discontinued operations described in Note 21, as to which the date is May 30, 2007

SIRVA, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
(In millions, except per share amounts)	2007	2006	2005
Revenues:
Service	$1,986.2	$2,107.0	$2,135.8
Home sales	1,983.7	1,758.3	1,510.2

Total revenues	3,969.9	3,865.3	3,646.0
Direct expenses:
Purchased transportation expense	1,115.1	1,218.3	1,289.8
Cost of homes sold	2,048.2	1,797.8	1,524.1
Other direct expense	506.0	506.7	495.4

Total direct expenses	3,669.3	3,522.8	3,309.3

Gross margin	300.6	342.5	336.7
Operating expenses:
General and administrative expense	318.6	345.2	394.9
Impairments	388.4	—	52.8
Intangibles amortization	7.5	9.4	11.6
Restructuring expense	4.9	0.3	9.9
Gain on sale of assets	(1.3)	(12.9)	—

Operating (loss) income from continuing operations	(417.5)	0.5	(132.5)
Interest expense, net	65.7	51.2	31.9
Debt extinguishment (gain) loss, net	(4.1)	10.5	1.7
Gain on sale of businesses, net	(3.3)	—	—
Other (income) expense, net	(1.4)	(0.6)	0.3

Loss from continuing operations before income taxes	(474.4)	(60.6)	(166.4)
Income tax (benefit) expense	(62.2)	(2.0)	104.3

Loss from continuing operations	(412.2)	(58.6)	(270.7)
(Loss) income from discontinued operations, net of income tax expense of zero, $18.0, and $13.3, respectively	(0.5)	4.0	5.3

Net loss	$(412.7)	$(54.6)	$(265.4)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(5.53)	$(0.79)	$(3.67)
(Loss) income from discontinued operations	(0.01)	0.05	0.07
Net loss	(5.53)	(0.74)	(3.59)

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Operations (Continued)

SIRVA, INC.

Consolidated Balance Sheets

	At December 31,
(In millions, except share amounts)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35.1	$40.6
Accounts and notes receivable, net of allowance for doubtful accounts of $12.0 and $15.8, respectively	280.0	363.7
Relocation properties held for resale, net	251.7	223.9
Mortgages held for resale	55.4	86.9
Retained interest in receivables sold	31.1	49.0
Other current assets	25.9	35.7

Total current assets	679.2	799.8
Property and equipment, net	75.5	86.6
Intangible assets, net	68.7	212.0
Goodwill	46.9	295.0
Other long-term assets	24.1	25.8

Total long-term assets	215.2	619.4

Total assets	$894.4	$1,419.2

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$404.0	$5.2
Short-term debt	106.8	154.7
Accounts payable	272.7	269.9
Accrued purchased transportation expense	61.5	74.7
Deferred revenue and other deferred credits	51.3	52.8
Accrued income taxes	48.4	54.9
Book overdrafts	36.0	39.5
Other current liabilities	96.0	113.3

Total current liabilities	1,076.7	765.0
Long-term debt	1.6	429.7
Deferred income taxes	10.7	68.3
Other long-term liabilities	60.0	97.4

Total long-term liabilities	72.3	595.4

Total liabilities	1,149.0	1,360.4
Convertible perpetual preferred stock ($0.01 par value, 75,000 shares authorized, issued and outstanding at December 31, 2007; none issued and outstanding at December 31, 2006; liquidation preference of $1,000 per share)	70.4	—
Stockholders' (deficit) equity:
Common stock ($0.01 par value, 500,000,000 shares authorized with 75,858,757 and 73,964,515 issued and outstanding at December 31, 2007 and 2006, respectively)	0.7	0.7
Additional paid-in-capital	482.7	481.8
Accumulated other comprehensive income (loss)	12.6	(15.4)
Accumulated deficit	(821.0)	(408.3)

Total stockholders' (deficit) equity	(325.0)	58.8

Total liabilities and stockholders' (deficit) equity	$894.4	$1,419.2

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	(In millions)
Cash flows from operating activities:
Net loss	$(412.7)	$(54.6)	$(265.4)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Impairment of goodwill, intangible assets and other assets	388.4	—	81.9
Deferred income taxes	(55.5)	0.7	98.7
Depreciation and amortization	29.3	35.7	47.5
Write-down of relocation properties	14.7	16.2	9.1
Gain on sale of assets, net	(5.7)	(41.3)	(62.9)
Provision for losses on accounts and notes receivable	5.0	1.9	9.2
(Gain) loss on debt extinguishment, net	(4.1)	10.5	1.7
Non-cash interest expense on convertible debt	2.1	—	—
Stock compensation expense	1.0	3.8	1.5
Change in operating assets and liabilities:
Sales of mortgages held for resale	1,535.1	1,551.5	1,333.6
Originations of mortgages held for resale	(1,503.6)	(1,553.7)	(1,339.3)
Accounts and notes receivable	69.7	(7.5)	21.9
Relocation properties held for resale	(42.5)	(118.9)	(37.1)
Accounts payable	12.2	78.8	22.7
Other current assets and liabilities	(4.9)	(21.8)	68.1
Other long-term assets and liabilities	(10.1)	(12.8)	2.7

Net cash provided by (used for) operating activities	18.4	(111.5)	(6.1)
Cash flows from investing activities:
Capital expenditures	(15.9)	(18.3)	(27.4)
Dispositions, net of cash sold	5.3	87.3	114.2
Proceeds from sale of property and equipment	3.0	17.4	3.6
Purchases of investments	(0.4)	(0.5)	(76.1)
Acquisitions, net of cash acquired	—	(0.5)	(1.1)
Proceeds from sale or maturity of investments	—	—	65.4
Other investing activities	(0.9)	(0.7)	(0.8)

Net cash (used for) provided by investing activities	(8.9)	84.7	77.8
Cash flows from financing activities:
Borrowings on short-term and long-term debt	1,032.2	1,170.2	1,536.4
Repayments on short-term and long-term debt	(982.1)	(1,247.0)	(1,641.6)
Borrowings on mortgage and relocation facilities	1,638.7	1,616.6	1,351.7
Repayments on mortgage and relocation facilities	(1,693.5)	(1,585.8)	(1,354.1)
Change in book overdrafts	(3.5)	13.7	5.0
Debt issuance costs	(4.3)	(6.2)	(5.8)
Repayments on capital lease obligations	(2.8)	(5.1)	(4.6)
Proceeds from issuance of convertible debt	—	75.0	—
Other financing activities	—	—	1.3

Net cash (used for) provided by financing activities	(15.3)	31.4	(111.7)
Effect of exchange rate changes on cash and cash equivalents	0.3	5.7	(3.3)

Net (decrease) increase in cash and cash equivalents	(5.5)	10.3	(43.3)
Decrease in cash included in assets held for sale	—	—	1.5
Cash and cash equivalents at beginning of period	40.6	30.3	72.1

Cash and cash equivalents at end of period	$35.1	$40.6	$30.3

Supplemental cash flow information:
Interest paid	$59.6	$48.6	$32.9
Income taxes paid	$0.9	$17.9	$3.7

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Consolidated Statements of Cash Flows (Continued)

SIRVA, INC.

Consolidated Statements of Stockholders' (Deficit) Equity

	Common Shares Issued
				Accumulated Other Comprehensive Income (Loss)			Total Stockholders' (Deficit) Equity
			Additional Paid-in Capital		Accumulated Deficit	Treasury Stock
(In millions)	Shares	Amount
Balance at December 31, 2004	76.3	0.8	$485.1	$14.5	$(88.3)	$(10.1)	$402.0
Comprehensive income (loss):
Net loss	—	—	—	—	(265.4)	—	(265.4)
Unrealized hedging gain*	—	—	—	0.8	—	—	0.8
Unrealized holding loss on available-for-sale securities, net of tax expense of $0.2	—	—	—	(0.3)	—	—	(0.3)
Minimum pension liability*	—	—	—	(12.3)	—	—	(12.3)
Foreign currency translation adjustment*	—	—	—	(30.2)	—	—	(30.2)

Total comprehensive loss							(307.4)
Stock options exercised and related tax benefits	0.2	—	1.1	—	—	—	1.1
Stock option expense	—	—	1.0	—	—	—	1.0
Issuance of common stock	—	—	0.1	—	—	—	0.1

Balance at December 31, 2005	76.5	0.8	487.3	(27.5)	(353.7)	(10.1)	96.8
Comprehensive income (loss):
Net loss	—	—	—	—	(54.6)	—	(54.6)
Unrealized hedging loss*	—	—	—	(1.2)	—	—	(1.2)
Minimum pension liability*	—	—	—	7.7	—	—	7.7
Foreign currency translation adjustment*	—	—	—	17.9	—	—	17.9

Total comprehensive loss							(30.2)
Adjustment to initially apply SFAS No. 158*	—	—	—	(12.3)	—	—	(12.3)
Stock compensation expense	—	—	3.8	—	—	—	3.8
Reclassification of deferred stock units	—	—	0.7	—	—	—	0.7
Treasury stock retirement	(2.5)	(0.1)	(10.0)	—	—	10.1	—

Balance at December 31, 2006	74.0	0.7	481.8	(15.4)	(408.3)	—	58.8
Comprehensive income (loss):
Net loss	—	—	—	—	(412.7)	—	(412.7)
Unrealized hedging gain*	—	—	—	0.7	—	—	0.7
Pension and postretirement plans*	—	—	—	24.6	—	—	24.6
Foreign currency translation adjustment*	—	—	—	2.7	—	—	2.7

Total comprehensive loss							(384.7)
Dividends on convertible perpetual preferred stock	—	—	(2.2)	—	—	—	(2.2)
Issuance of common stock	1.9	—	2.1	—	—	—	2.1
Stock compensation expense	—	—	1.0	—	—	—	1.0

Balance at December 31, 2007	75.9	$0.7	$482.7	$12.6	$(821.0)	$—	$(325.0)

*
Net of tax expense (benefit) of zero

The accompanying notes are an integral part of the consolidated financial statements.

SIRVA, INC.

Notes to the Consolidated Financial Statements

Note 1. Nature of Business

        The consolidated financial statements include the accounts of SIRVA, Inc. ("Company") and its wholly-owned subsidiaries, SIRVA Worldwide, Inc. ("SIRVA Worldwide"), CMS Holding, LLC, and RS Acquisition Holding, LLC, and each of their wholly-owned subsidiaries. The Company was incorporated on March 29, 1998 and began the initial public offering of shares of its common stock on November 25, 2003 ("Offering").

        The Company is a global provider of relocation and moving services to corporate clients, military and government agencies, and the consumer market. In addition, the Company offers a variety of services targeted at meeting the needs of truck drivers, fleet owners and agents, both inside and outside of its proprietary agent network.

        The Company markets its services under the brand names of SIRVA Relocation®, northAmerican®, Allied®, Global®, Allied International, Pickfords and Allied Pickfords, among others, with operations located throughout the United States, Canada, United Kingdom, continental Europe, Australia, New Zealand and other Asia Pacific locations. The Company conducts its U.S. and Canadian operations primarily through a network of exclusive agents with approximately 900 locations. In Europe and the Asia Pacific region, operations are conducted through a combination of its company-operated locations, its proprietary agent network, and its network of affiliated preferred providers.

Note 2. Chapter 11 Reorganization Proceedings

        On February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Court"). The chapter 11 cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP) ("Chapter 11 Cases"). The Debtors are operating as debtors-in-possession ("DIP") pursuant to the Bankruptcy Code.

        Due to the previous investigation and restatement of its financial results for the years 2004 and prior in our 2004 Annual Report on Form 10-K/A and resulting delays in its financial reporting from March 2005 to July 2007, the Company incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required the Company to obtain numerous amendments to its senior credit facility in order to remain in compliance with its debt covenants. These amendments have resulted in a 575 basis point increase in the borrowing margins on its senior bank debt in comparison to the borrowing spread initially paid under the credit facility as of December 1, 2003. Higher borrowing margins, coupled with higher market interest rates and its increased debt levels, have increased the Company's annual net interest expense from $18 million in 2004 to $66 million in 2007.

        The declining real estate market and, more recently, the turmoil in the mortgage market have adversely affected the Company's operations and financial condition causing an extensive liquidity deficiency. The Company has been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on the Company. The longer that these homes stay in inventory, the more likely the Company will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 2. Chapter 11 Reorganization Proceedings (Continued)

        The extensive liquidity deficiency and a significant amount of indebtedness forced the Company to seek Chapter 11 protection to restructure its operations and financial position. The objective of the bankruptcy filing is to provide relief from our burdensome pre-petition debt service, which will allow the Company to make the necessary investments in the near term to grow and sustain its business. While the Company believes it will be able to significantly decrease its cash interest expense and reduce the Debtors' unsustainable debt load through the bankruptcy process, there can be no certainty that it will be successful in doing so.

        As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court the Debtors' Prepackaged Joint Plan of Reorganization, dated January 28, 2008 ("Plan"), and accompanying Disclosure Statement of same date. The Plan includes, among other things, the following terms:

  •
  New Credit Facility.    The Debtors' proposed DIP Facility (as defined below) will convert into the reorganized Debtors' new credit facility ("New Credit Facility") upon emergence from bankruptcy. Upon conversion of the DIP Facility into the New Credit Facility, up to 25% of the common stock in the reorganized Company will be distributed pro rata as a fee to the lenders under the New Credit Facility based on their commitments under the New Credit Facility. Any portion of the new common stock not so used will be distributed on a pro rata basis to the lenders ("Pre-Petition Lenders") under the Debtors' senior secured pre-petition credit facility, dated as of December 1, 2003 ("Pre-Petition Credit Facility") among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto. A portion of the Pre-Petition Credit Facility will also be reinstated as the reorganized Debtors' second lien credit facility ("Second Lien Credit Facility") upon emergence from bankruptcy.

  •
  Pre-Petition Credit Facility Claims.    The Pre-Petition Lenders will receive (i) a pro rata share of the reorganized Debtors' Second Lien Credit Facility and (ii) a pro rata share of not less than 75% of the new common stock in the reorganized Company.

  •
  Key Management Incentive Program.    The Plan provides equity awards (in the form of stock, options or warrants) for up to 10% of the new common stock (on a fully diluted basis) of the reorganized company to be granted to continuing employees of the Debtors by the new board of directors of the reorganized company, with pricing, vesting and exercise terms to be determined by the new board. Such equity awards shall be on terms reflective of a policy of rewarding the contribution of management to the long-term financial performance of the reorganized Debtors.

  •
  Trade Creditors and Customers.    The Debtors expect to continue normal operations during the Chapter 11 Cases. The Plan contemplates payment in full of claims held by trade creditors and uninterrupted performance of agreements with customers in accordance with existing business terms.

  •
  Existing Equity.    All existing equity in the Company will be cancelled for no consideration.

        The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 2. Chapter 11 Reorganization Proceedings (Continued)

        The Plan was accepted by approximately 94% in number and approximately $464 million (or 96%) in aggregate principal amount of the Pre-Petition Lenders under the Company's Pre-Petition Credit Facility. The Debtors have requested that the Bankruptcy Court confirm the Plan as quickly as possible. A hearing on confirmation of the Plan is set for April 18, 2008.

        Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") apply to the Debtors' financial statements while the Debtors operate under the provisions of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

        The accompanying financial statements do not reflect the Chapter 11 filing.

Note 3. Going Concern

        As discussed in Note 2 "Chapter 11 Reorganization Proceedings", the Debtors are operating under Chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 9 "Long-term Debt"; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce unsustainable debt through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations to fund working capital and debt service requirements and; (vi) to obtain financing sources to meet the Company's future obligations. These matters create substantial doubt relating to the Company's ability to continue as a going concern.

        As a result of the Chapter 11 filing, substantially all of the Company's long-term debt as of December 31, 2007 has been classified as a current liability. In addition, a plan of reorganization could materially change amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

Note 4. Summary of Significant Accounting Policies and Estimates

  Basis of Consolidation

        The consolidated financial statements include the accounts of SIRVA, Inc. and its wholly-owned subsidiaries. The Company's fiscal year ends on December 31. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior years have been reclassified to conform to the current year presentation.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The accounting policies where estimation and assumptions are significant are the following:

  •
  Allowance for doubtful accounts and notes receivable;

  •
  Net realizable value of relocation properties held for sale;

  •
  Estimates of fair values in the impairment tests for goodwill, intangible assets and other long-lived assets;

  •
  Contingent purchase price premium for the sale of Transguard Insurance Company of America, Inc. ("TransGuard"), National Association of Independent Truckers, LLC, Vanguard Insurance Agency, Inc., and other related companies of the U.S. insurance business (collectively, the "U.S. Insurance Business");

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

  Foreign Currency Translation

        The Company's foreign operations use the local currency as their functional currency. Assets and liabilities of these operations are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. The impact of currency fluctuation is included in stockholders' (deficit) equity as a component of accumulated other comprehensive income (loss). Income statement items are translated at the average exchange rate for the relevant period.

  Revenue Recognition

        The Company's moving services operations recognize gross revenues invoiced to the transportation customer and all related transportation expenses, including packing, transportation expenses and other costs associated with the service, on the date a shipment is delivered or services are completed. Delivered not processed ("DNP") is the estimated service revenue associated with shipments delivered or services completed and not invoiced. Purchased transportation expense ("PTE") is the associated expense the Company pays to third parties who provide transportation and moving services. The Company estimates PTE associated with DNP revenue.

        In the relocation services operations, fees are paid to the Company by customers at either a set price per transferred employee ("traditional cost plus") or a fixed percentage of the home's selling price ("fixed-fee product"). The traditional cost plus revenue is recognized at the date the home is sold to a third-party buyer. The fixed-fee product revenue is recognized at the date the Company purchases

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

the home from a transferee. When the Company purchases a property from a transferee, the property enters its inventory. The Company records the sale of the home inventory as revenue on a gross basis when it closes on the home sale to a third-party buyer. Additionally, the Company receives fees from company-qualified real estate agents for the listing or home purchase referral of a transferred employee. The listing referral fee revenue is recognized when the Company closes on the home sale to a third-party buyer. The home purchase referral fee revenue is recognized when a transferee closes on the purchase of a destination home from a third-party seller.

        In addition, within relocation services, the Company recognizes gains or losses on the sale of mortgage loans at the date the loans are funded by purchasers pursuant to the existing sales commitment. The gain or loss equals the difference between the basis in the loan and the net proceeds received and is included in revenues in the Consolidated Statement of Operations. Sales of loans are made without recourse provided the loans meet predetermined specifications as defined in the agreements with investors. The Company does not service mortgage loans.

  Cash Equivalents

        Cash equivalents are highly liquid investments purchased three months or less from original maturity. At December 31, 2007 and 2006, cash and cash equivalents of $17.9 million and $18.3 million, respectively, were limited as to use for payment of dividends to the Company by the foreign insurance and reinsurance subsidiaries, home equity and other relocation related advances, and statutory deposits associated with the Company's mortgage subsidiary.

  Allowance for Doubtful Accounts

        An allowance for doubtful accounts and notes receivable is maintained for estimated losses resulting from the inability of the Company's customers, agents and owner-operators to make required payments. The Company records a bad debt reserve for all receivables based on their aging and historical experience. The Company's allowances for doubtful accounts and notes receivable at December 31, 2007 and 2006 were $12.0 million and $15.8 million, respectively. The provision for losses on accounts and notes receivable for continuing operations was $5.0 million, $1.9 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Relocation Properties Held for Resale

        The Company purchases homes under certain relocation programs. These properties are residential homes held for resale and are recorded in current assets at net realizable value (purchase price less an estimate for loss on sale and costs to sell the property). These estimates reflect the expected sales proceeds for unsold homes. In estimating the expected sales proceeds for unsold homes, the Company uses the lower of cost or the current sales price as provided in the Multiple Listing Service and an estimate of expected future market declines based on historical results. Costs of properties sold are based on specific identification.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

        The following is information regarding relocation properties held for resale:

	December 31,
	2007	2006
Relocation properties held for resale, net (in millions)	$251.7	$223.9
Total number of properties	876	735
Average property carrying value	$287,000	$305,000

        The accrual for home losses was $43.2 million and $28.5 million at December 31, 2007 and 2006, respectively. Changes in the home loss accrual of $14.7 million, $16.2 million and $9.1 million in 2007, 2006 and 2005, respectively, are recorded in cost of homes sold. The accrual for costs to sell was $26.8 million and $21.9 million at December 31, 2007 and 2006, respectively. Other direct expense includes costs to sell relocation properties of $179.5 million, $176.6 million and $114.2 million in 2007, 2006 and 2005, respectively.

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

  Retained Interest in Receivables Sold

        The Company utilizes a receivables securitization program to sell certain receivables generated by a relocation services subsidiary to independent third-party financial institutions. The receivable sales are accounted for as sales of financial assets. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The retained interest is classified as a current investment due to the current nature of the underlying receivable. Any gains or losses on the transfer to the independent third-party financial institution are recognized in current earnings. See Note 13 "Financial Instruments" for further detail.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

  Property and Equipment

        Property and equipment are stated at cost and consisted of the following:

	December 31,
	2007	2006	Useful life
	(In millions)
Land	$0.3	$2.3
Buildings and improvements	16.2	25.4	20 to 40 years
Transportation equipment	63.9	72.7	4 to 15 years
Warehouse equipment	33.3	36.3	5 to 10 years
Computer equipment and software	83.6	97.1	3 to 5 years
Other	15.8	15.6	1 to 10 years
Projects in process	4.9	5.7

	218.0	255.1
Less accumulated depreciation	(142.5)	(168.5)

	$75.5	$86.6

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

        Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation of capitalized leased assets is computed on a straight-line basis over the shorter of the term of the lease or the useful life of the capitalized leased asset. When development is substantially complete on internally developed software intended for internal use, the cost of the software is amortized on a straight-line basis over the expected life of the software. Depreciation expense for continuing operations was $21.2 million, $25.1 million and $26.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Repairs and maintenance expenditures are expensed as incurred.

  Goodwill and Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Intangible assets consist of trade names and customer relationships. Trade names have been determined to have indefinite lives. Customer relationships are amortized over their remaining useful lives using an accelerated amortization method to more closely reflect the pattern in which economic benefits of the intangible assets are utilized.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

        Goodwill is reviewed for impairment annually during the fourth quarter or whenever events or changes in business circumstances indicate that an asset might be impaired. The Company performs its impairment tests utilizing the two-step process as outlined in SFAS No. 142. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, not to exceed the carrying amount of the goodwill.

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

        The fair value of the Moving Services United Kingdom reporting unit was determined based on its sale price in the definitive agreement entered into on March 2, 2008. The fair values of the Company's remaining reporting units are estimated based upon a present value technique using discounted future cash flows, forecasted over a ten-year period, with residual growth rates forecasted at 2.3% to 2.8% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for the differences between actual results of the preceding years and projected improvements for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecasted data due to a multiple of factors, such as changes in the real estate market, efficiencies expected to be realized due to prior restructuring initiatives, or changes to sales volumes that are deemed to be reasonably likely to be achieved. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes every effort to forecast its future cash flows as accurately as possible at the time the forecast is developed. However, changes in assumptions and estimates may affect the fair value of the Company's reporting units and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include, but are not limited to, changes in the U.S. real estate market, overall worldwide economic conditions, interest rate fluctuations, and currency exchange fluctuations.

        Discount rates utilized in the goodwill valuation analysis are based on an independent third-party's assessment of the cost of capital for comparable companies adjusted for risks unique to the reporting units. The rates utilized at December 31, 2007 were 22%, 18% and 13% for the Global Relocation Services, Moving Services North America and Moving Services Asia Pacific reporting units, respectively.

        In 2007, based on the estimated fair values of assets and liabilities as of December 31, 2007, the Company recorded impairment charges totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Global Relocation Services, Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively. The impairments were primarily a result of the continued adverse climate for the Company's business

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

in North America and the United Kingdom and the continued decline of the U.S. and U.K. real estate markets.

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

        See Note 7 "Goodwill and Intangible Assets" for more detail.

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

        In 2005, due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting primarily of customer relationships and covenants not to compete. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value. See Note 7 "Goodwill and Intangible Assets" for more detail.

        Also, in 2005, as a result of the difference between the sales price of the discontinued U.S. Insurance Business and its carrying value, an impairment charge of $6.5 million for property and equipment and other long-term assets was recorded in discontinued operations. See Note 21 "Discontinued Operations" for more detail.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

  Contingent Purchase Price Premium

        The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management's estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets in the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium is being accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee is being amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2007 and 2006, the net receivable was $11.8 million and $9.9 million, respectively. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

  Deferred Revenue

        The Global Relocation Services segment records deferred revenue from invoicing a portion of the service fees to customers at the time a home is listed by the Company on behalf of the transferee. The Company defers recognizing the fees as revenue until either the home is sold to a third-party buyer, in the case of the traditional cost plus product, or the home is purchased by the Company from a transferee, in the case of the fixed-fee product.

  Cargo Claims Reserves

        The Company estimates claims relating to cargo damage and loss based principally on actuarial methods applied to historical trends. A cargo claims analysis is performed each quarter comparing open and closed claim costs, as well as estimates for incurred but not reported claim costs, to the original estimates. Any changes to those estimates are recorded as appropriate. At December 31, 2007 and 2006, cargo claims reserves were $21.5 million and $23.6 million, respectively, and were recorded primarily in other current liabilities in the Consolidated Balance Sheets. Cargo claims expense was $34.2 million, $35.4 million and $39.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

  Pension and Postretirement Benefits

        The Company provides a range of benefits to our current and retired employees, including defined benefit retirement plans and postretirement medical and life insurance benefits. Amounts relating to these plans are recorded based on actuarial calculations, which use various assumptions, such as discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost trend rates. SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company was required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of December 31, 2006. The Company adopted SFAS No. 158 as of December 31, 2006. See Note 14 "Pension Plans, Postretirement and Other Benefits" for further detail.

  Convertible Perpetual Preferred Stock

        The convertible perpetual preferred stock classification in the balance sheet is based on guidance in Securities and Exchange Commission ("SEC") Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks," and Emerging Issues Task Force ("EITF") Topic D-98, Classification and Measurement of Redeemable Securities. The convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require the Company to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within the Company's control, the convertible perpetual preferred stock is classified as temporary equity.

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

        The Company uses interest rate swap agreements, which are classified as cash flow hedges, to fix interest rates on a portion of its variable rate debt. The effective portions of changes in fair value are recorded in other comprehensive income and are reclassified into earnings when the hedged item affects earnings. The ineffective portions are recognized in earnings. As of December 31, 2007, there

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

were no outstanding interest rate swap agreements. See Note 13 "Financial Instruments" for additional detail.

  Fair Value of Financial Instruments

        The amounts included in the consolidated financial statements for cash and cash equivalents, accounts and notes receivable, relocation properties held for resale, mortgages held for resale, other current assets, accounts payable, short-term debt, and other accrued liabilities reflect their fair values because of the short-term maturity of these instruments. The fair values of the Company's other financial instruments are discussed in Note 9 "Long-term Debt," Note 13 "Financial Instruments" and Note 16 "Commitments and Contingencies".

  Advertising and Promotion Costs

        The Company expenses radio, television and print material advertising costs, and other promotional materials, as incurred. For the years ended December 31, 2007, 2006 and 2005, the Company recorded advertising costs of $10.8 million, $8.2 million and $10.0 million, respectively.

  Agent and Customer Incentives

        The Company offers certain incentives to its agents and customers. Incentives offered to agents are based upon revenue growth targets. These are recognized ratably over the period of the incentive agreement as a component of general and administrative expense in the Consolidated Statements of Operations. Incentives offered to customers are based upon meeting certain revenue thresholds and are recognized ratably over the period of incentive as a reduction in revenues in the Consolidated Statements of Operations. The Company estimates and accrues both incentives based upon actual progression towards achievement of the incentive targets. The Company recognized agent incentives of $4.4 million, $5.3 million and $5.2 million in the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company recognized customer incentives of $3.6 million, $3.7 million and $3.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.

  Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which became effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006 using the modified version of prospective application. Under this transition method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has been rendered during the period based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for the periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

        Prior to the adoption of SFAS No. 123(R), the Company elected to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations in accounting for its stock-based compensation plans. In accordance with APB Opinion No. 25, compensation cost of stock options issued was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

option exercise price and was charged to operations over the vesting period. In accordance with SFAS No. 123(R), the Company measures the cost of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method. Compensation cost for the plans has been determined based on the fair value at the grant-date using the Black-Scholes option-pricing model and amortized over the respective vesting period representing the requisite service period.

        Prior to the adoption of SFAS No. 123(R), the Company applied the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense had been recognized in the Condensed Consolidated Statements of Operations for the stock option plans under SFAS No. 123. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Pro forma net loss and net loss per share amounts are presented in the table below for the year ended December 31, 2005, as if the Company had used a fair-valued-based method allowed under SFAS No. 123 to measure compensation expense for employee stock incentive awards.

(In millions, except per share amounts)	2005
Loss from continuing operations	$(270.7)
Stock compensation expense included in loss from continuing operations, net of tax	0.6
Pro forma compensation cost under fair-value method, net of tax	(2.3)

Pro forma loss from continuing operations	(272.4)
Income from discontinued operations, net, as reported	5.3

Pro forma net loss	$(267.1)

Basic and diluted net loss per share:
As reported	$(3.59)
Pro forma	$(3.62)

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

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The adoption did not have a material impact on the Company's financial statements. See Note 10 "Income Taxes" for further discussion.

  Interest Allocated to Discontinued Operations

        Interest was allocated to discontinued operations based on the ratio of net assets to be sold to the sum of total net assets of the Company. Management feels that it was appropriate to allocate interest expense to the discontinued businesses so historical results would be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future. Accordingly, the Company allocated to discontinued operations a percentage of total interest expense, excluding interest expense associated with the mortgage warehouse facilities and relocation financing facilities. For the years ended December 31, 2007, 2006 and 2005, the amount of interest allocated to discontinued operations was zero, $1.1 million and $8.7 million, respectively.

  Commitments and Contingencies

        The Company evaluates contingent liabilities, including threatened or pending litigation, and records accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. The Company makes these assessments based on the facts and circumstances and, in some instances, based in part on the advice of outside counsel. See Note 16 "Commitments and Contingencies" for more detail.

  Recently Issued Accounting Pronouncements

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 4. Summary of Significant Accounting Policies and Estimates (Continued)

issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company does not expect this statement to have a material effect on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is required to adopt SFAS No. 141(R) in fiscal 2009. The Company does not expect this statement to have a material effect on its financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is required to adopt SFAS No. 160 in fiscal 2009. The Company does not expect this statement to have a material effect on its financial statements.

Note 5. Loss Per Share

        A reconciliation of reported loss from continuing operations to loss available to common stockholders and basic and diluted weighted-average common shares outstanding is as follows:

	Years ended December 31,
	2007	2006	2005
	(In millions)
Loss from continuing operations	$(412.2)	$(58.6)	$(270.7)
Less preferred share dividends	2.2	—	—

Loss from continuing operations available to common stockholders	$(414.4)	$(58.6)	$(270.7)

Basic and diluted weighted-average common shares outstanding	75.0	74.1	73.8

        As discussed in Note 11, "Convertible Perpetual Preferred Stock", $75.0 million of the Company's convertible notes were converted to 75,000 shares of the Company's convertible perpetual preferred stock on August 23, 2007. The Company uses the if-converted method to determine the impact of the convertible perpetual preferred stock in the computation of diluted loss per share. Potentially dilutive weighted-average preferred stock of 9.0 million shares at December 31, 2007 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

        In addition, there are 21.7 million shares at December 31, 2007 that may be issued in respect of unpaid dividends on the convertible preferred stock, based upon a conversion value of $0.10 per share of common stock, representing the fair market value of the Company's common stock as of December 31, 2007. The weighted-average shares for these unpaid dividends of 7.8 million shares at

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 5. Loss Per Share (Continued)

December 31, 2007 have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive.

        Options to purchase 3.4 million shares, 1.9 million shares and 1.3 million shares of common stock were outstanding at December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted loss per share, because the options' exercise prices were greater than the average market price of the common shares.

        Potentially dilutive options totaling 0.5 million shares and 1.2 million shares at December 31, 2006 and 2005, respectively, have not been included in the determination of diluted loss per share from continuing operations, as their inclusion would be anti-dilutive in that period.

Note 6. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are:

	December 31,
	2007	2006
	(In millions)
Foreign currency translation adjustment	$46.0	$43.3
Unrealized hedging loss	—	(0.7)
Unrealized losses on pension and postretirement benefit plans	(33.4)	(58.0)

	$12.6	$(15.4)

Note 7. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill are as follows:

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Total
	(In millions)
Balance at December 31, 2005	$149.7	$72.9	$103.2	$325.8
Dispositions	—	—	(41.7)	(41.7)
Acquisitions	0.5	—	—	0.5
Effect of currency translation	2.2	—	8.2	10.4

Balance at December 31, 2006	152.4	72.9	69.7	295.0
Impairment	(146.2)	(47.0)	(58.2)	(251.4)
Effect of currency translation	0.4	0.9	2.0	3.3

Balance at December 31, 2007	$6.6	$26.8	$13.5	$46.9

        In 2006, goodwill of $41.7 million was associated with the disposal of the Business Services Division in the United Kingdom and Ireland within the Moving Services Europe and Asia Pacific segment. See Note 21 "Discontinued Operations" for further information on the disposal. Goodwill acquisition costs in 2006 included $0.5 million for contingent payments related to the purchase of Relocation Dynamics, Inc. in 2004.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following:

	December 31,
	2007	2006
	(In millions)
Unamortized intangible assets—trade names	$35.3	$171.3
Amortizable intangible assets:
Customer relationships	64.8	64.6
Less accumulated amortization	(31.5)	(24.6)

	33.3	40.0
Covenants not to compete and other	7.5	7.5
Less accumulated amortization	(7.4)	(6.8)

	0.1	0.7

Total amortizable intangible assets, net	33.4	40.7

Total intangible assets, net	$68.7	$212.0

        As of December 31, 2007, trade names include the brand names Allied®, northAmerican®, and Allied Pickfords. The Pickfords trade name was fully impaired in 2007 as discussed below.

        The effect of currency translation during 2007 on trade names and amortizable intangible assets, net was $1.0 million and $0.2 million, respectively.

  Impairments

        The Company performs an annual impairment test of goodwill and trade names during the fourth quarter using discounted cash flows to estimate fair values.

        2007.    Based on the estimated fair values of assets and liabilities as of December 31, 2007, the Company recorded impairment charges totaling $388.4 million. Goodwill of $251.4 million was impaired of which $146.2 million, $58.2 million and $47.0 million related to the Global Relocation Services, Moving Services United Kingdom and Moving Services North America reporting units, respectively. Trade names of $137.0 million were impaired of which $102.5 million and $34.5 million related to the Moving Services North America and Moving Services United Kingdom reporting units, respectively. The impairments were primarily a result of the continued adverse climate for the Company's business in North America and the United Kingdom and the continued decline of the U.S. and U.K. real estate markets. The Company estimated the fair value of the Moving Services United Kingdom reporting unit based on its sales price in the definitive agreement entered into on March 2, 2008 and the other reporting units using discounted cash flows.

        2006.    The annual impairment testing indicated no impairment at December 31, 2006.

        2005.    Due to continued operating losses in continental Europe as a result of adverse changes in the business climate, long-lived assets of the continental Europe businesses within the Moving Services Europe and Asia Pacific segment were tested for recoverability. An impairment charge of approximately $5.4 million was recorded on intangibles, consisting of approximately $5.0 million for

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 7. Goodwill and Intangible Assets (Continued)

customer relationships and $0.4 million for covenants not to compete. The Company performed a probability-weighted calculation using discounted cash flows to estimate the fair value.

        Due to adverse changes in the business climate, the Moving Services Continental Europe ("continental Europe") and Moving Services United Kingdom businesses were tested for impairment. An impairment charge of $36.1 million was recorded on goodwill for continental Europe. In addition, a separate analysis determined that an impairment charge of approximately $7.0 million was required for unamortized trade names for continental Europe. The Company performed a probability-weighted calculation using discounted cash flows to estimate fair value of the continental Europe and U.K. businesses.

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

  Amortization expense

        Amortization expense related to continuing operations for amortizable intangible assets for the years ended December 31, 2007, 2006 and 2005 was $7.5 million, $9.4 million and $11.6 million, respectively.

        Estimated amortization of definite-lived intangible assets for the next five years is as follows:

(In millions)
2008	$6.1
2009	5.0
2010	4.5
2011	3.8
2012	3.5

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Short-term Debt

        Short-term debt consisted of the following:

	December 31,
	2007	2006
	(In millions)
Mortgage warehouse facilities	$75.0	$125.0
Relocation financing facilities	19.4	24.1
Securitization transfer proceeds	8.4	—
Insurance policy financing	3.6	2.7
Foreign subsidiaries' lines of credit	0.4	2.9

	$106.8	$154.7

  Mortgage Warehouse Facilities

        The Company's subsidiary, SIRVA Mortgage, Inc. ("SIRVA Mortgage"), utilizes a flexible early purchase facility and a warehousing credit and security agreement to fund its mortgage loans held for resale.

        The flexible early purchase facility is the primary means for SIRVA Mortgage to fund its traditional residential first mortgage lending. Effective May 2007, the flexible early purchase facility was amended during the regular renewal cycle to establish a termination date of June 1, 2008 and revise, among other matters, the interest rate payable for various mortgage loans. The flexible early purchase facility had total availability of $250.0 million and a $40.0 million equity advance sub-limit to enable SIRVA Mortgage to fund equity advances originated by relocation affiliates. The outstanding balance against the flexible early purchase facility was $40.4 million and $85.6 million at December 31, 2007 and 2006, respectively.

        The warehousing credit and security agreement has availability of $40.0 million and a $40.0 million sub-limit to permit the financing of residential real estate property acquired by the Company's subsidiary, SIRVA Relocation LLC, or its assignees under relocation programs. Effective June 2007, the $40.0 million warehousing credit and security agreement was renewed and extended to June 1, 2008. The outstanding balance against the warehousing credit and security agreement was $21.9 million and $39.4 million at December 31, 2007 and 2006, respectively.

        Both the $250.0 million flexible early purchase facility and the $40.0 million warehousing credit and security agreement contain covenants calculated at the SIRVA Mortgage level. Effective as of the date of the May 2007 amendment and June 2007 renewal, the facilities require a minimum tangible net worth of $11.0 million, a maximum leverage of 17:1 for the period commencing June 1 through September 30 of each year and 15:1 for the period commencing October 1 through May 31, and a minimum current ratio of 1.05:1. SIRVA Mortgage was compliant with the financial covenants at December 31, 2007 and anticipates remaining compliant through June 2008 based on current performance and anticipated results.

        In early September 2007, the Company was advised by the lenders for the flexible early purchase facility and warehousing credit and security agreement that the agreements would not be renewed in 2008, because the lenders terminated their mortgage warehousing lending business. This termination was not based on any failure by SIRVA Mortgage to comply with the requirements of the agreements.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Short-term Debt (Continued)

The last day of funding new loans under the $250.0 million flexible early purchase facility was January 1, 2008 and all amounts due were paid in full by February 15, 2008. A fourth amendment to the warehousing credit and security agreement was entered into in February 2008. Pursuant to the amendment, the parties agreed that any relocation loans that were due to be paid in full by February 15, 2008 were to be replaced in the facility without the need of actual repayment by a new relocation mortgage loan; provided, that the aggregate unit collateral value of the new relocation mortgage loans did not exceed the unit aggregate collateral value of the replaced relocation mortgage loans. Other than the replacement relocation mortgage loans, no new funding will be provided under this facility. The amendment also eliminated provisions relating to aged mortgage loans. Any outstanding advances existing under the facility as of June 1, 2008 will be required to be paid in full, at which time SIRVA Mortgage will have no further obligations under this facility. The outstanding balance at the end of February 2008 was approximately $19.3 million and is anticipated to be fully paid on or before June 1, 2008.

        On December 21, 2007, SIRVA Mortgage executed a loan participation sale agreement with Colonial Bank, N.A., as a new mortgage lender for a $175.0 million loan participation facility. This facility does not have a stated expiration date and can be cancelled by either party upon a 30-day notice. No amounts were outstanding under this facility as of December 31, 2007.

        Also on December 21, 2007, SIRVA Mortgage executed a master repurchase agreement with Colonial Bank, N.A. for a $25.0 million committed revolving mortgage loan facility with the same new lender. This facility expires in December 2008. The outstanding balance against the committed revolving mortgage loan facility was $12.7 million as of December 31, 2007. Neither the $175.0 million loan participation facility with Colonial Bank, N.A. nor the $25.0 million committed revolving mortgage loan facility with Colonial Bank, N.A. will permit the financing of residential real estate property acquired by our subsidiary, SIRVA Relocation LLC, or its assignees.

        There are no financial covenants for the $175.0 million loan participation facility. The $25.0 million committed revolving mortgage facility does have financial covenants, which include a minimum tangible net worth of $13.5 million, a maximum leverage of 15:1 at all times, a minimum current ratio of 1.0:1.0, and minimum cash on hand at the SIRVA Mortgage level of $1.0 million as of the end of each month. SIRVA Mortgage was compliant with the terms of these covenants at December 31, 2007 and anticipates remaining compliant through December 2008 based upon current performance and anticipated results.

        During 2007 and 2006, interest on these facilities was payable monthly at a rate equivalent to the London Interbank Offered Rate ("LIBOR") plus 100.0 basis points to 300.0 basis points (effective rates between 5.60% and 7.60% at December 31, 2007and 6.57% and 8.32% at December 31, 2006). The interest rate spread varies depending upon such factors as the type of mortgage financed, amount of time a mortgage loan has been closed and not yet sold to investors, and other factors.

        SIRVA Mortgage paid a monthly commitment fee of 15.0 basis points on the unused portion of the warehousing credit and security agreement in months where the average drawn balance was less than $40.0 million. Effective June 2006, the warehousing credit and security agreement was amended, which amendment removed the monthly commitment fee based on usage. SIRVA Mortgage will pay a non-usage fee of 12.5 basis points on the unused portion of the $25.0 million committed revolving mortgage facility when usage is less than 50% of the commitment.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Short-term Debt (Continued)

  Relocation Financing Facilities

        The Company's subsidiary, SIRVA Finance Limited, and various international subsidiaries of SIRVA Relocation LLC, maintain relocation financing facilities with various European banks of $36.6 million at December 31, 2007. The SIRVA Finance Limited facility of $29.8 million is a committed facility, while the other financing facilities are uncommitted, but generally remain available and are expected to be renewed in the future.

        The outstanding balance of these facilities was $19.4 million and $24.1 million at December 31, 2007 and 2006, respectively. Interest is payable monthly or quarterly depending on the lenders at the base lending rate (Bank of England) plus 60.0 basis points to 150.0 basis points (effective rates between 6.10% and 7.00% at December 31, 2007, and 5.60% and 6.50% at December 31, 2006). The facilities are secured by the underlying relocation assets.

  Securitization Transfer Proceeds

        Certain transactions under the receivable securitization program discussed in Note 13 "Financial Instruments" do not qualify as a sale of a financial asset. The proceeds received from these transfers are accounted for as a financing transaction and thus classified as short-term debt. Proceeds from these receivable transfers as of December 31, 2007 were $8.4 million. The weighted-average effective interest rate at December 31, 2007 was 9.62%.

  Insurance Policy Financing

        From time-to-time, the Company finances certain of its insurance policies with the providers of these policies. Such arrangements, which are common within the insurance industry, allow insureds, such as the Company, to extend payments over a period that more closely matches the time period of the policy. These arrangements are secured by the return premium available if the insurance policies are terminated. The Company had amounts due under insurance financing arrangements of $3.6 million and $2.7 million at December 31, 2007 and 2006, respectively. These amounts are recognized by the Company as short-term debt obligations.

  Foreign Subsidiaries Lines of Credit

        Certain wholly-owned foreign subsidiaries of the Company maintain credit facilities totaling $10.3 million at December 31, 2007. Interest is payable monthly or quarterly at the base lending rate plus margins up to 200.0 basis points (effective rates between 6.85% and 10.92% at December 31, 2007, and 4.93% and 9.55% at December 31, 2006). Commitment fees range up to 36.0 basis points on the unused portion of each applicable credit facility. At December 31, 2007 and 2006, the outstanding balance was $0.4 million and $2.9 million, respectively. The Company had bank guarantees issued against these lines of credit of $6.7 million and $7.5 million at December 31, 2007 and 2006, respectively. These facilities are generally secured by the assets of the applicable subsidiary. In addition, certain of these facilities are also secured by letters of credit and guaranteed by certain of the Company's subsidiaries.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 8. Short-term Debt (Continued)

  Other

        The weighted average interest rate on short-term borrowings outstanding was 6.69% and 6.44% at December 31, 2007 and 2006, respectively.

        The borrowers under the aforementioned facilities are wholly owned subsidiaries of the Company. Each agreement contains limited financial covenants. Financial covenants generally include a requirement to provide financial statements and to maintain the stated financial ratios. The Company's subsidiaries are in compliance with all of these covenants at December 31, 2007.

Note 9. Long-term Debt

        Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In millions)
Term loan	$315.6	$320.0
Revolving credit facility	85.0	29.0
Convertible notes	—	75.0
Capital lease obligations	4.1	10.6
Other	0.9	0.3

Total debt	405.6	434.9
Less current portion of long-term debt and capital lease obligations	404.0	5.2

Total long-term debt	$1.6	$429.7

  Credit Facility

        The Company has a $490.6 million senior credit facility ("Credit Facility") through SIRVA Worldwide. This Credit Facility with JPMorgan Chase Bank and a consortium of other lenders consists of a $175.0 million revolving credit facility ("Revolving Credit Facility") and a $315.6 million term loan obligation ("Term Loan") and is collateralized by substantially all of the assets of the Company. As a result of the Chapter 11 filing, the entire amount of the Term Loan and Revolving Credit Facility as of December 31, 2007 has been classified as a current liability.

        The Credit Facility contains a number of covenants that, among other matters, restrict SIRVA Worldwide's ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations, and make capital expenditures or incur capital lease obligations. While the Credit Facility generally permits dividends and distributions on the capital stock of SIRVA Worldwide's subsidiaries to SIRVA Worldwide, such dividends and distributions from SIRVA Worldwide to the Company are limited to 20% of net income, subject to exceptions for transfers to fund the Company's operating expenses in the ordinary course of business. The Credit Facility also requires SIRVA Worldwide to maintain certain financial ratios and tests, including a consolidated interest coverage ratio and consolidated leverage ratio, and includes a general lien on certain of SIRVA Worldwide's assets. The Credit Facility also includes certain cross-default provisions such that a default under any other loan agreement in excess of $10.0 million that has not been cured within an applicable grace period would cause a default under the Credit Facility.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Long-term Debt (Continued)

        The Company entered into amendments of the Credit Facility with effective dates of March 23 and August 15, 2006. These amendments, among other matters, extended the time period for the filing of financial statements, increased the applicable margin as it applies to ABR and Euro currency loans by 200.0 basis points, subject to increase or decrease upon certain events, and approved the sale of the Business Services Division in the United Kingdom and Ireland. In addition, the August 15, 2006 amendment eliminated the financial covenants relating to debt leverage and interest coverage until the third quarter of 2006 and revised them throughout 2007 and the first quarter of 2008, subject to the Company raising stated levels of qualifying capital. On September 29, 2006, the Company met the conditions by selling $75.0 million of Convertible Notes, and thereby qualified for a 25.0 basis point rate reduction. The changes in the financial covenants were required to maintain compliance based on the Company's expected future operating results. An amendment on September 29, 2006 required the Company to file with the SEC its 2006 Annual Report on Form 10-K by June 30, 2007. The Company deferred bank fees of approximately $1.8 million associated with these Revolving Credit Facility amendments in 2006, which will be amortized over the life of the instrument. The unamortized balance of deferred bank fees related to the original Term Loan and previous amendments and fees incurred related to the August 15, 2006 amendment totaling $9.5 million were expensed in 2006 as the Term Loan was considered extinguished for accounting purposes as a result of the August 15, 2006 amendment.

        On May 15, 2006, the Company issued preliminary financial statements for the nine months ended September 30, 2005. Delivery of these preliminary financial statements resulted in a decrease in the margin on the Credit Facility of 50.0 basis points. On May 16, 2006, Standard and Poor's Ratings Services lowered its ratings on the Company and SIRVA Worldwide to B from B+, with all ratings on credit watch with negative implications, which resulted in an increase in the margin on the Credit Facility of 50.0 basis points. In October 2006, Standard and Poor's Ratings Services withdrew its ratings on the Company and SIRVA Worldwide due to the delay in filing updated financial statements for 2005 and 2006 and the lack of adequate financial information to properly determine the Company's current credit standing and evaluate creditor's risks. Also in October 2006, Moody's Investors Services withdrew their ratings for the Company and SIRVA Worldwide due to a lack of adequate financial information to maintain the ratings. As a result of the ratings withdrawal, margin on the Credit Facility increased 50.0 basis points.

        Effective June 25, 2007, the Company entered into an amendment which, among other matters, increased the applicable margin as it applies to adjusted base rate ("ABR") and Euro currency loans by 200.0 basis points, of which 100.0 basis points will not be paid until maturity, and relaxed the financial covenants relating to debt leverage and interest coverage through 2008. The Company deferred amendment fees of approximately $4.3 million associated with this amendment, which are being amortized over the life of the instrument.

        See Note 23 "Subsequent Events" for discussion of amendments on January 9, 2008 dated as of January 1, 2008 and January 23, 2008 dated as of January 22, 2008. In addition see discussion below under headings "Chapter 11 Impact" and "DIP Financing".

  Term Loan

        On December 23, 2004, in connection with the acquisition of Executive Relocation Corporation ("ERC"), the Company amended its Term Loan from $415.0 million to $490.0 million. On December 9,

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Long-term Debt (Continued)

2005, the Company made a mandatory payment of $62.3 million with proceeds from the sale of its Australian and New Zealand operations of Pickfords Records Management. On December 30, 2005, the Company made a mandatory payment of $25.0 million with proceeds from the sale of its U.S. Insurance Business. The Company wrote-off $1.7 million of unamortized debt issuance costs as a result of these mandatory payments in 2005.

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

        In 2007, the Company made a payment of $4.4 million on the Term Loan with proceeds from the sale of its moving services operations in continental Europe.

        The Company had $315.6 million and $320.0 million outstanding on the Term Loan at December 31, 2007 and 2006, respectively. Principal and interest payments are to be paid quarterly through maturity on December 1, 2010. Interest is payable at ABR plus 725.0 basis points or LIBOR plus 825.0 basis points at December 31, 2007. The loan was accruing interest at LIBOR plus 825.0 basis points (effective rate of 13.50%) at December 31, 2007 and LIBOR plus 625.0 basis points (effective rate of 11.60%) at December 31, 2006.

  Revolving Credit Facility

        Under the Revolving Credit Facility, as amended and restated, the Company may borrow up to $175.0 million, which includes a $20.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, until its scheduled maturity on December 1, 2009. Borrowings of the Company's subsidiary, SIRVA UK Limited, are denominated in British pounds. Borrowings under the Revolving Credit Facility were $85.0 million and $29.0 million at December 31, 2007 and 2006, respectively. A commitment fee of 50.0 basis points is charged on the unused portion of the Revolving Credit Facility and is payable quarterly. The Company had outstanding letters of credit of $23.1 million and $18.6 million at December 31, 2007 and 2006, respectively, primarily in conjunction with its insurance agreements and leased facilities. The Company had available credit of $66.9 million and $127.4 million at December 31, 2007 and 2006, respectively.

        Interest is payable at either LIBOR, plus a margin of 825.0 basis points (effective rates of 13.50% and 11.60% for U.S. denominated borrowings and 14.09% and 11.53% for U.K. denominated borrowings at December 31, 2007 and 2006, respectively), ABR rates (equivalent to U.S. prime) plus a margin of 725.0 basis points for U.S. denominated borrowings (effective rates of 14.50% and 13.50% at December 31, 2007 and 2006, respectively), or LIBOR plus 975.0 basis points for U.K. denominated swing-line borrowings (effective rates of 15.59% and 13.03% at December 31, 2007 and 2006, respectively). The weighted-average interest rate was 13.03% and 10.47% for the years ended December 31, 2007 and 2006, respectively. The rate selected is determined by the facility or sub-facility from which the borrowings are drawn, maturity date of the loan, and required notice of the borrowing. ABR interest is payable at the end of each quarter, and LIBOR interest is payable in arrears on the

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Long-term Debt (Continued)

last day of the loan period for loans outstanding less than three months and at the end of each quarter for loans greater than three months outstanding. Principal is repaid as funds are available.

  Convertible Notes

        On September 29, 2006, the Company sold $75.0 million aggregate principal amount of its 10% convertible notes due 2011, pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006 ("Purchase Agreement"), among the Company, ValueAct Capital Master Fund, L.P. ("ValueAct Capital") and MLF Offshore Portfolio Company, L.P. ("MLF" and, together with ValueAct Capital, "Purchasers"). Both Purchasers were and are current stockholders of the Company. Effective June 27, 2007, the Company amended the terms of the convertible notes (as amended, "Convertible Notes") to change the interest rate from 10.0% per annum, payable in cash, to 12.0% per annum, payable in shares of the Company's common stock, beginning June 1, 2007. Interest was payable on the Convertible Notes quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The number of shares of common stock to be issued on each quarterly interest payment date was equal to the interest due divided by the lesser of $2.00 per share or the fair market value per share. The Convertible Notes were automatically convertible into 75,000 shares of the Company's 8.0% convertible perpetual preferred stock ("Convertible Preferred Stock") upon stockholder approval. The amendment was accounted for as a debt extinguishment, and the amended convertible notes were recorded at fair value. As a result, a debt extinguishment gain of $4.1 million was recorded in the Consolidated Statement of Operations in 2007.

        On August 23, 2007, the Company's stockholders approved the conversion of the Convertible Notes into shares of Convertible Preferred Stock and the related issuances of the Convertible Preferred Stock and common stock. As a result, the Convertible Notes automatically converted into an aggregate of 75,000 shares of Convertible Preferred Stock. In addition, the Company issued to the holders an aggregate of 1,794,829 shares of common stock representing interest payments on the Convertible Notes from June 1, 2007 to August 23, 2007, the date of conversion.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Long-term Debt (Continued)

  Other

        Future maturities of capital lease obligations and long-term debt at December 31, 2007 are as follows:

	Capital Leases	Long-term Debt
	(In millions)
2008	$3.1	$0.4
2009	0.8	0.4
2010	0.2	0.1
2011	—	—
2012	—	—
Thereafter	0.2	—

Total minimum lease payments and debt, respectively	4.3	0.9
Less interest	0.2

Present value of net minimum lease payments	4.1
Less current portion	3.0	0.4

Long-term portion of capital lease obligations and debt	$1.1	$0.5

        Assets under capital leases consisted of the following:

	December 31,
	2007	2006
	(In millions)
Transportation equipment	$21.3	$23.9
Buildings and improvements	0.4	5.7
Office equipment	0.7	0.6

	22.4	30.2
Less accumulated depreciation	17.0	19.1

	$5.4	$11.1

        The fair value of the Company's term loan and revolver is approximately $273.4 million based on average market prices as of December 31, 2007.

Chapter 11 Impact

        Under the terms of the Pre-Petition Credit Facility, the Chapter 11 filing creates an event of default. Upon the Chapter 11 filing, the lenders' obligation to loan additional money to the Company terminated, and all amounts outstanding under the Credit Facility were accelerated and became immediately due and payable. Outstanding obligations under the Credit Facility amounted to $511.0 million, which amount the Company intends to restructure as described below under the heading "DIP Financing".

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 9. Long-term Debt (Continued)

        The ability of the creditors of the Debtors to seek remedies to enforce their rights under the Credit Facility is stayed as a result of the Chapter 11 filing, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

        SIRVA Mortgage and the Company's foreign subsidiaries are not included in the Chapter 11 filing. Therefore, the debt of these subsidiaries is not subject to compromise in the bankruptcy proceedings.

DIP Financing

        On February 6, 2008, the Debtors and JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent (in such capacity, the "DIP Agent"), J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner (in such capacities, the "Arranger") and a syndicate of financial institutions (including JPMCB, the "DIP Lenders") entered into a Credit and Guarantee Agreement (collectively, the "DIP Facility").

        The DIP Facility provides up to $150.0 million in financing, comprised of a term loan facility of up to $65.0 million and a revolving credit facility of up to $85.0 million. The DIP Facility has a sublimit of $60.0 million for letters of credit to be issued for purposes that are reasonably satisfactory to the DIP Agent. Standby letters of credit that were outstanding on the petition date and that were issued, extended or renewed in 2008 under the Pre-Petition Credit Facility were deemed to be issued under the DIP Facility. Proceeds from the borrowings under the DIP Facility were used (i) initially, to repay a portion of the outstanding borrowings under the Pre-Petition Credit Facility and (ii) thereafter, for working capital and general corporate purposes of the Company.

        Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super priority obligations and shall be secured by duly perfected first priority liens on all unencumbered property of the Debtors' estates (with certain exceptions) and all property that constituted collateral under the Pre-Petition Credit Facility and junior liens on encumbered property pursuant to Section 364(c), in each case subject to a carve-out for certain professional fees.

        Borrowings under the DIP Facility bear interest at JPMCB's base rate plus 5.5% or, at SIRVA Worldwide Inc.'s option, LIBOR plus 6.5% for interest periods of one or three months. Interest is payable monthly in arrears, on the Termination Date (as defined below) and thereafter on demand.

        The DIP Facility will terminate on the date ("Termination Date") that is the earliest of (i) June 30, 2008, (ii) acceleration of loans under the DIP Facility and termination of the commitments thereunder and (iii) the Effective Date (as defined in the Plan), if the date of conversion of the DIP Facility into the New Credit Facility does not occur simultaneously therewith. The DIP Facility can be converted into a new facility upon the Debtors' exit from bankruptcy upon the satisfaction of certain conditions.

        The DIP Facility contains representations and warranties, covenants, mandatory prepayment events and events of default customary for debtor-in-possession financings.

Note 10. Income Taxes

  Income Tax (Benefit) Expense

        The Company and its wholly owned domestic subsidiaries file a consolidated federal income tax return.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

        The components of loss from continuing operations before income taxes are:

	Years ended December 31,
	2007	2006	2005
	(In millions)
U.S. operations	$(346.4)	$(54.9)	$(60.0)
Foreign operations	(128.0)	(5.7)	(106.4)

	$(474.4)	$(60.6)	$(166.4)

        Income tax (benefit) expense related to continuing operations includes:

	Years ended December 31,
	2007	2006	2005
	(In millions)
Current:
Federal	$(0.8)	$—	$0.7
Foreign	(6.6)	(2.7)	1.9
State	0.2	1.2	0.5

Total current taxes	(7.2)	(1.5)	3.1
Deferred:
Federal	(42.1)	3.6	89.5
Foreign	(5.2)	(4.7)	(2.6)
State	(7.7)	0.6	14.3

Total deferred taxes	(55.0)	(0.5)	101.2

Income tax (benefit) expense	$(62.2)	$(2.0)	$104.3

  Reconciliation of Statutory Rate to Effective Rate

        Total income tax (benefit) expense related to continuing operations as reflected in the Consolidated Statements of Operations differ from the amounts computed by applying the statutory federal corporate tax rate of 35% as follows:

	Years ended December 31,
	2007	2006	2005
	(In millions)
Federal income tax at statutory rate	$(166.0)	$(21.2)	$(56.8)
Increase (reduction) in taxes resulting from:
Change in deferred tax valuation allowance	75.4	26.6	151.4
Goodwill impairment	38.6	—	—
State income taxes, net of federal tax benefit	(11.1)	(2.2)	(2.9)
Foreign income tax rate differential	1.3	(5.4)	13.2
Other, net	(0.4)	0.2	(0.6)

Income tax (benefit) expense	$(62.2)	$(2.0)	$104.3

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

  Deferred Tax Assets and Liabilities

        Deferred taxes related to the following:

	December 31,
	2007	2006
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$152.6	$125.4
Reserves	37.1	33.1
Intangibles	35.0	14.2
Property and equipment	20.7	9.6
Employee benefits	10.2	11.1
Postretirement benefits other than pensions	9.4	9.5
Pension obligation	8.3	19.8
Unrealized gains and other	—	0.2

Total gross deferred tax assets	273.3	222.9
Less valuation allowance	(270.4)	(213.1)

Net deferred tax asset	2.9	9.8
Deferred tax liabilities:
Intangibles	9.8	75.0
Unrealized gains and other	2.3	—
Foreign earnings	0.6	1.8

Total gross deferred tax liabilities	12.7	76.8

Net deferred tax liabilities	(9.8)	(67.0)
Less net current deferred tax assets	0.9	1.3

Net long-term deferred tax liabilities	$(10.7)	$(68.3)

        The Company has principally relied on the following factors in its assessment of the realizability of its net deferred tax assets: future taxable income from its core businesses, estimated operating expenses to support an anticipated level of business, and the expiration dates and amounts of net operating loss carryforwards. The Company concluded in 2005 that it no longer could expect sufficient future taxable income after considering the Company's cumulative pre-tax losses in recent years, as well as the impact of continued losses expected in 2006, and it was more likely than not that deferred tax assets would not be realizable before expiration. As a result of the assessment in 2005, a full valuation allowance for the U.S. and certain foreign subsidiaries' net deferred tax assets was recorded in 2005. As a result of the assessment in 2006 and 2007, a full valuation allowance for the U.S. and certain foreign subsidiaries' net deferred tax assets continued to be recorded at December 31, 2006 and 2007. The Company expects to continue to maintain valuation allowances on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization. The net change in the deferred tax valuation allowance in 2007 was an increase of $57.3 million. The remaining foreign net deferred tax assets at December 31, 2007 are insignificant.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

        Gross net operating losses expire as follows: $3.2 million in 2008 thru 2020, $19.2 million in 2021, $3.0 million in 2022, $29.2 million in 2023, $111.5 million in 2025, $63.8 million in 2026 and $145.0 million do not expire.

        Deferred U.S. federal income taxes and non-U.S. withholding taxes of $0.6 million have been provided by the Company on the undistributed earnings accumulated through 2001 of certain subsidiaries deemed available for dividend repatriation. The Company did not provide for U.S. federal income taxes or non-U.S. withholding taxes on approximately $57.0 million and $89.0 million of undistributed earnings of its foreign subsidiaries as of December 31, 2007 and 2006, respectively, because such earnings are intended to be reinvested indefinitely.

        As discussed in Note 4 "Summary of Significant Accounting Policies", the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption did not have a material effect on the tax liability for unrecognized income tax benefits. As of January 1, 2007, the Company had $0.3 million of gross unrecognized tax benefits, which would affect the effective tax rate if recognized. These amounts of unrecognized tax benefits have not changed materially for the year ended December 31, 2007 and are not expected to change significantly in the next 12 months.

        The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in general and administrative expense in the Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods.

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. 109-2 provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the Jobs Act on a company's income tax expense and deferred tax liability. The Company finalized its domestic reinvestment plan as required by the Jobs Act in the first quarter of 2005, which authorizes up to $500.0 million of repatriation of foreign earnings. In 2005, the Company repatriated $93.7 million of foreign earnings. The tax liability associated with the repatriated funds from continuing operations was more than offset by the reversal of the associated deferred taxes, which were established on the foreign earnings prior to making an election to permanently reinvest foreign earnings. The net tax benefit associated with the repatriated funds was not significant and was included in continuing operations in 2005. The net tax expense of $4.2 million associated with the repatriated funds from discontinued operations was included in the tax on discontinued operations in 2005.

  Taxing Authority Reviews

        The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Internal Revenue Service has examined the Company's 1998 - 2000 U.S. federal income tax returns. The tax years 2004 - 2006 remain open to examination for federal income tax purposes. Although tax years 2004 and prior are not subject to examination because of the expiration of the statute of limitations, the Company has various regular and alternative minimum tax net operating loss carryforwards that it may utilize in future years. The Internal Revenue Service could propose adjustments to the closed years by reducing the net operating loss carryforward available to future years provided the net operating loss carryforwards are utilized in an open year. However, the Company does not expect such issue to arise with respect to its closed years. The status of state and foreign tax

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

        On August 24, 2005, the Company received a letter from HM Revenue and Customs of the United Kingdom ("Inland Revenue") assessing SIRVA UK Ltd. (formerly Pickfords Ltd.) income tax in the amount of $53.6 million (£27.0 million), plus interest, relating to the accounting period June 26, 1999 to September 30, 1999. The Inland Revenue letter stated that the assessment was made to "protect the interests of HM Revenue & Customs due to the imminent expiry of the six-year period for the making of tax assessments." The assessment relates to the imputed gain on the transfer of the Pickfords Ltd. business at or near the time it was acquired by the Company in 1999. The assessment has been appealed and is currently being considered by the Inland Revenue Solicitor's office.

        This tax liability is the subject of a Tax Matters Agreement ("the Agreement") between SIRVA and Exel Investments, Ltd. ("Exel" formerly NFC plc). The Agreement states that any tax liability associated with the imputed gain on the transfer of the Pickfords Ltd. business at the time it was acquired by the Company in 1999 is the responsibility of Exel, who has acknowledged this responsibility to the Company.

        In lieu of the tax liability calculated by the Inland Revenue, the Company has recorded an indemnification receivable from Exel of approximately $51.2 million (£25.8 million) as of December 31, 2007. The indemnification receivable is based on a calculation prepared by Exel and consists of $32.6 million (£16.4 million) of tax liability and related accrued interest receivable of $18.6 million (£9.4 million).

        The difference between the Inland Revenue assessment and the recorded accrued tax liability and indemnification receivable relates to Exel's calculation of its tax basis in the Pickfords Ltd. business at the time of transfer. The Inland Revenue department has not factored this amount into its calculation.

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

Note 11. Convertible Perpetual Preferred Stock

        On August 23, 2007, the 75,000 shares of Convertible Preferred Stock were recorded at the book value of the Convertible Notes on the date of conversion. The Convertible Preferred Stock is convertible into shares of common stock, at the option of the holder, at an initial conversion price of $3.00 per share. Dividends are payable on the Convertible Preferred Stock quarterly, when, as and if declared by the Company's Board of Directors, on March 15, June 15, September 15 and December 15 of each year at a rate per annum of 8.00% per share on the liquidation preference. If the Company is unable to pay dividends on the Convertible Preferred Stock on a dividend payment date, the liquidation preference of the shares will be increased by the accretion amount in respect of the unpaid dividend and that accreted amount will be convertible into shares of the Company's common stock at a conversion value equal to the lesser of $2.00 per share or the fair market value per share. The amount of unpaid dividends as of December 31, 2007 was $2.2 million.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 12. Operating Leases

        The Company has noncancelable lease commitments under operating leases for rental of office space, warehouse facilities, transportation equipment and office equipment. The Company's rental expense under these operating leases was $39.5 million, $45.6 million and $55.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Operating lease expense related to discontinued operations was $6.6 million, $6.4 million and $23.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the lease agreements associated with discontinued operations were retained by the Company with the cash payments reflected in the table below.

        The Company subleases certain of its leased vehicles and facilities to third parties. Sublease income was $9.7 million, $10.8 million and $12.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        During 2007, 2006 and 2005, the Company sold and leased back certain properties in the United Kingdom resulting in proceeds of $1.8 million, $12.8 million and $13.4 million, respectively. The Company recognized gains of $0.8 million and $6.2 million on these sale-leasebacks in 2007 and 2006, respectively. No gains were recognized in 2005. The Company had deferred gains relating to sale-leasebacks of $8.9 million, $10.0 million and $9.1 million at December 31, 2007, 2006 and 2005, respectively. Amortization of the deferred gains was $1.7 million, $1.3 million and $0.1 million on these sale-leasebacks in 2007, 2006 and 2005, respectively. The weighted average amortization period for the deferred gains is approximately 6.7 years.

        Future minimum payments to be made under operating leases and received from sublease arrangements at December 31, 2007 are as follows:

	Operating	Sublease Income
	(In millions)
2008	$32.5	$5.8
2009	29.8	4.5
2010	22.8	1.1
2011	17.4	0.7
2012	14.1	0.7
Thereafter	47.2	1.0

Total	$163.8	$13.8

Note 13. Financial Instruments

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 13. Financial Instruments (Continued)

  Interest Rate Instruments

        The Company enters into interest swap agreements to manage its exposure to changes in interest rates. The swaps involve the exchange of variable interest rate payments for fixed interest rate payments without exchanging the notional principal amounts. The Company records the payments or receipts on the agreements as adjustments to interest expense.

        Interest rate swaps are classified as a cash flow hedge. Gains or losses are included in accumulated other comprehensive loss and reclassified into earnings at the time when the hedged item affects earnings. During the years ended December 31, 2007, 2006 and 2005, zero, $1.4 million, and $0.4 million, respectively, were reclassified as interest income. There are no interest rate swaps outstanding at December 31, 2007. Therefore, no derivative gains or losses are included in accumulated other comprehensive loss at December 31, 2007, which will be reclassified into earnings during the next 12 months.

        In order to mitigate the risk that a change in interest rates will result in a decline in value of the Company's interest rate lock commitments ("IRLCs") in the committed mortgage pipeline or mortgage loan inventory, the Company enters into derivative transactions. The inventory is economically hedged with forward contracts for the sale of loans on a best effort basis with private investors through mandatory forward sales of mortgage-backed securities ("MBS") and by purchasing call options on U.S. Treasury futures and Federal National Mortgage Association ("FNMA") MBS. At December 31, 2007 and 2006, the Company had forward contracts to sell MBS that amounted to $38.0 million and $91.0 million, respectively, for the purpose of economically hedging the committed pipeline and mortgage loan inventory. At December 31, 2007 and 2006, the Company owned call options on U.S. Treasury futures and FNMA MBS that amounted to $12.0 million and $30.0 million, respectively, for the purpose of economically hedging the committed pipeline of adjustable rate mortgages, loans that contain a float down option of the interest rate, and overall fallout risk of all the IRLC's in the loan pipeline. The forward sales of MBS, purchase of U.S. Treasury and FNMA MBS call options, and IRLCs issued on residential mortgage loans in the Company's pipeline intended to be held for sale are considered free-standing derivative instruments. Changes in fair value are recorded in current period earnings and were insignificant in 2007, 2006 and 2005. For IRLCs and mortgage loans in inventory, fair value is measured using current market rates for the associated mortgage loans. For forward sales of MBS, fair value is measured using quotes obtained from brokers. For the U.S. Treasury futures and FNMA MBS call options, the fair value is measured utilizing the Black-Scholes pricing model or by reference to market prices.

        The Company manages the risk of closed but unsold mortgages by hedging the interest rates until such time as the mortgages are sold. At December 31, 2007 and 2006, the Company had $55.4 million and $86.9 million, respectively, of closed mortgage loans held in inventory. At December 31, 2007 and 2006, $8.3 million and $28.7 million, respectively, were unsold conforming loans that were economically hedged by forward sales of MBS. In addition, at December 31, 2007 and 2006, the Company had short-term IRLCs of $73.3 million and $93.6 million, respectively. At December 31, 2007 and 2006, $28.2 million and $61.4 million, respectively, were economically hedged by forward sales of MBS.

  Foreign Exchange Instruments

        From time-to-time, the Company utilizes foreign currency forward contracts in the regular course of business to manage its exposure against foreign currency fluctuations. The forward contracts

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 13. Financial Instruments (Continued)

establish the exchange rates at which the Company will purchase or sell the contracted amount of U.S. dollars for specified foreign currencies at a future date. The Company utilizes forward contracts that are short-term in duration (less than one year). The major currency exposures hedged by the Company are the British pound sterling, euro and New Zealand dollar. The contract amount of foreign currency forwards was $42.7 million and $36.1 million at December 31, 2007 and 2006, respectively. Changes in fair value relating to these derivatives are recognized in current period earnings. Approximately $0.5 million, $0.5 million and $1.2 million of losses resulting from changes in fair value of these derivatives were recognized in earnings for the years ended December 31, 2007, 2006 and 2005, respectively, as a component of general and administrative expense in the Consolidated Statements of Operations.

  Relocation Receivable Securitization

        In June 2004, the Company implemented a program to sell certain receivables generated by SIRVA Relocation LLC ("SIRVA Relocation"), a relocation services subsidiary, to independent third-party financial institutions. In December 2004, receivables generated by ERC were added to the program in connection with the ERC acquisition. The receivables are primarily home equity advances and other payments made on behalf of transferees and corporate clients. The equity advances are evidenced by promissory notes executed by the transferees and supported by the underlying value of the transferees' properties and contract arrangements with corporate clients. The equity advances generally are due within 180 to 270 days or upon the earlier sale of the underlying property.

        The sales are governed by a Receivables Sale Agreement, which was amended with effective dates of March 31, May 31, July 1, September 30, November 14 and December 13, 2005, and March 27, August 15, August 16 and October 12, 2006. The amendments, among other things, extended the permitted time period for the filing of financial statements, implemented a new monthly financial reporting requirement for SIRVA Relocation and ERC, increased the applicable margin as it applies to Prime Rate and Eurodollar Rate proceeds, amended the definition of certain termination events, modified certain terms and processes related to the determination of eligible receivables and employers and, in August 2006, increased the size of the program to $218.1 million. In December 2006, the Second Amended and Restated Receivables Sale Agreement increased availability by $25.0 million by increasing the cash advance rate from 85% to 95% on receivables sold. In June 2007, the Second Amended and Restated Receivables Sale Agreement was amended to document ratification of the Credit Facility amendment by the securitization lenders. In exchange for the ratification, the applicable margin for Prime Rate and Eurodollar proceeds was increased. In September 2007, the Third Amended and Restated Receivables Sale Agreement was executed. The amendment reduced the amount of the program to $182.5 million from $243.1 million, broadened the categories of eligible receivables, and extended the arrangement for one year. Upon obtaining additional commitments, the program may be increased by up to $50.0 million prior to June 30, 2008 without requiring an amendment to the facility. The Company incurred fees related to these amendments and renewals in general and administrative expense of $1.9 million, $1.1 million and $1.0 million in 2007, 2006 and 2005, respectively.

        SIRVA Relocation and ERC sell receivable portfolios to a consolidated wholly-owned bankruptcy remote special purpose vehicle, SIRVA Relocation Credit, LLC ("SRC"). The receivables securitization program is accounted for as a sale of financial assets. At each sale transaction, SRC transfers its ownership in all of its receivables on a non-recourse basis to the third-party financial institutions in exchange for a cash advance and a retained interest, which is discussed further below. The interests in

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 13. Financial Instruments (Continued)

the eligible receivables sold under these arrangements are excluded from the Consolidated Balance Sheets. The loss on transfer to the independent third-party financial institution was $7.9 million, $4.5 million $1.5 million in 2007, 2006 and 2005, respectively.

        As of December 31, 2007, 91% of the $182.5 million facility has been utilized. The table below summarizes certain cash flows received from and paid to the special purpose subsidiary.

	Years ended December 31,
	2007	2006	2005
	(In millions)
Balance from securitizations on January 1	$179.5	$124.9	$105.3
Proceeds from new securitizations	1,274.8	1,269.7	1,110.0
Net collections paid to purchasers	(1,287.4)	(1,215.1)	(1,090.4)

Balance from securitizations on December 31	$166.9	$179.5	$124.9

        Ineligible receivables and the difference between receivables sold and cash advanced primarily represent the Company's retained interest in the receivables sold by the Company. The fair value of the retained interest is estimated by considering the history of performance of these types of receivables, the underlying security, the subordinate position of the retained interest, current interest rates, and economic conditions. The key assumptions used to estimate fair value include the discount rate (approximately 13%), the expected weighted-average life of the underlying receivable (approximately two months), and anticipated credit losses (which have been immaterial based on historical experience). At December 31, 2007 and 2006, the retained interest in the transferred receivables, carried at amounts that approximate fair value, totaled $31.1 million and $49.0 million, respectively. An immediate 20% increase in the discount rate would reduce the fair value of the retained interest at December 31, 2007 by an immaterial amount.

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

        The Receivables Sale Agreement does not contain any financial covenants, but does contain cross-default provisions to the Company's credit facilities and requirements for financial reporting and actions consistent with the maintenance and servicing of the receivable obligations.

        See Note 23 "Subsequent Events" for discussion of an amendment to the Receivables Sale Agreement in February 2008.

Note 14. Pension Plans, Postretirement and Other Benefits

  Defined Benefit Plans

        The Company has several defined benefit pension plans covering certain of its domestic employees and certain employees in other countries. The domestic defined benefit pension plans were amended effective April 1, 2002, for the purpose of combining the plans into one benefit plan covering all

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

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

        The Company also has an Excess Benefit Plan and an Executive Retirement and Savings Plan that are unfunded, nonqualified plans that provide retirement benefits not otherwise provided under the qualified plan, because of the benefit limitations imposed by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). These plans ensure that an executive receives the total pension benefit to which he or she otherwise would be entitled, were it not for such limitations. The expense associated with the Excess Benefit Plan is included within the pension benefits table below. For the years ended December 31, 2007, 2006 and 2005, the expense associated with the Executive Retirement and Savings Plan was $0.2 million, $0.2 million and $0.5 million, respectively.

        In addition, the Overlap Benefit Plan, an unfunded, nonqualified retirement plan, provides retirement benefits for various domestic employees forfeited by the highly compensated employees under the Qualified Plan, because of the changes to the retirement plan formula that were effective April 18, 1989. The expense associated with the Overlap Benefit Plan is included within the pension benefits table below.

        The Company also had unfunded defined benefit pension plans for certain employees in Norway and Sweden until the sale of continental Europe in the first quarter of 2007. Information regarding these plans, as well as the U.S. qualified pension plan, the Excess Benefit Plan and the Overlap Benefit Plan are combined in the tables below ("Primarily Domestic").

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

        Information on the Primarily Domestic and U.K. defined benefit plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2007 and 2006, based on actuarial valuations measured as of December 31, are as follows:

	Primarily Domestic		United Kingdom
	2007	2006	2007	2006
	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of period	$124.5	$124.5	$154.4	$125.1
Service cost	—	—	3.4	3.2
Interest cost	7.0	6.8	5.9	4.9
Plan participants' contributions	—	—	2.1	1.8
Actuarial (gain) loss	(8.2)	(2.3)	1.9	5.5
Benefits paid	(5.9)	(4.6)	(5.4)	(3.9)
Benefits transferred out	(0.4)	—	—	—
Foreign currency exchange rate changes	—	0.1	2.1	17.8

Ending balance	$117.0	$124.5	$164.4	$154.4

Change in plan assets at fair value:
Beginning balance	$99.3	$78.3	$136.1	$100.4
Actual return on plan assets	7.9	10.7	6.5	11.4
Company contribution	5.6	15.0	11.1	11.8
Plan participants' contributions	—	—	2.1	1.8
Benefits paid	(5.9)	(4.6)	(5.4)	(3.9)
Settlements	—	(0.1)	—	—
Foreign currency exchange rate changes	—	—	1.9	14.6

Ending balance	$106.9	$99.3	$152.3	$136.1

Funded status	$(10.1)	$(25.2)	$(12.1)	$(18.3)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$—	$(0.1)	$—	$—
Other long-term liabilities	(10.1)	(25.1)	(12.1)	(18.3)

	$(10.1)	$(25.2)	$(12.1)	$(18.3)

Weighted-average assumptions used for measurements of the projected benefit obligation:
Discount rate	6.40%	5.75%	5.60%	5.00%
Salary growth rate	N/A *	N/A *	3.80%	4.00%

*
Not applicable

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

	Primarily Domestic			United Kingdom
	2007	2006	2005	2007	2006	2005
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$3.4	$3.2	$3.1
Interest cost	7.0	6.8	7.0	5.9	4.9	4.0
Expected return on plan assets	(9.0)	(7.3)	(7.0)	(7.4)	(6.2)	(4.7)
Amortization of actuarial loss	2.3	3.3	3.1	1.6	1.6	0.7

Net periodic benefit cost before settlement	0.3	2.8	3.1	3.5	3.5	3.1
Settlements	—	—	(0.2)	—	—	—

Net periodic benefit cost	$0.3	$2.8	$2.9	$3.5	$3.5	$3.1

Weighted-average assumptions used to measure net periodic cost:
Discount rate	5.75%	5.50%	5.75%	5.00%	4.75%	5.40%
Expected rate of return on plan assets	9.00%	9.00%	9.00%	6.80%	7.25%	7.40%
Salary growth rate	N/A *	N/A *	N/A *	4.0%	3.80%	3.80%

*
Not applicable

	Estimated Future Benefit Payments
	Domestic	United Kingdom	Total
	(In millions)
2008	$5.3	$5.2	$10.5
2009	5.7	5.3	11.0
2010	5.9	5.5	11.4
2011	6.2	5.7	11.9
2012	7.0	5.8	12.8
Years 2013 - 2017	40.4	32.3	72.7

        Included in accumulated other comprehensive loss as of December 31, 2007 is unrecognized net actuarial loss of $59.9 million, of which $27.6 million and $32.3 million related to the domestic and U.K. defined benefit plans, respectively. The estimated net actuarial loss for the domestic and U.K. defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 will be $1.6 million and $1.7 million, respectively.

        At December 31, 2007 and 2006, the domestic accumulated benefit obligation was $117.0 million and $124.2 million, respectively. At December 31, 2007 and 2006, the U.K. accumulated benefit obligation was $161.4 million and $147.6 million, respectively.

        The discount rates for determining pension obligations are based on each plan's projected cash flow utilizing the Citigroup Pension Liability Index for the domestic plan and a corporate spot rate for the U.K. plan. Because the domestic plan was curtailed in 2002 and participants are no longer accruing service benefits, there will be no future compensation increases.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

        The expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation, and estimates of future long-term returns by asset class. In 2007, the Company maintained its expected return on plan assets for its domestic plan at 9.00%, while reducing its U.K. expected return to 6.80%. In developing its expected domestic long-term rate of return assumption, the Company evaluated input from its independent financial advisor, including their review of the Company's pension asset class 10-year weighted-average returns for each of the last 10 years. The average annual 10-year return is 10.50%. The Company anticipates that its investment managers will generate long-term returns of at least 7.50% during fiscal year 2008. In developing its expected U.K. long-term rate of return assumption, the Company evaluated input from its actuary, including its review of the Company's asset allocation strategy whose benchmark indices returned 7.80% over the last ten years. The Company anticipates that its investment managers will generate long-term returns of at least 6.40% during fiscal year 2008.

        The actual pension plan asset allocations at December 31, 2007 and 2006 and targeted allocation for the year ended December 31, 2008 were as follows:

	Primarily Domestic			United Kingdom
	Percentage of Fair Value Plan Assets			Percentage of Fair Value Plan Assets
	2008 Target	2007	2006	2008 Target	2007	2006
Equity securities	50% - 60%	50%	67%	30% - 40%	38%	53%
Debt securities	40% - 50%	45%	28%	40% - 55%	49%	39%
Real Estate	0% - 5%	5%	5%	—%	—%	—%
Other	—%	—%	—%	0% - 10%	13%	8%

        The composition of the domestic and U.K. plan assets is broadly characterized as a targeted 45%/55% allocation between equity and debt securities. For the U.K. plan, the targeted allocations were revised to a targeted 40%/55% allocation between equity and debt securities for 2007. The strategy utilizes indexed U.S. and non-U.S. equity securities and actively managed investment grade debt securities. The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company's contributions and monthly benefit payments are made.

        The Company intends to fund at least the minimum amount required under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for its domestic plans and the Pensions Act of 1995 for its U.K. plan. For its domestic plans, the Company expects to make contributions up to $7.3 million in 2008, as determined by minimum required contribution calculations. For its U.K. plan, the Company expects to contribute $7.4 million during fiscal 2008.

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

        The plan covering certain domestic employees was amended effective April 1, 2002 to include substantially all of its domestic employees. Effective December 31, 2002, the plan was amended to eliminate post-65 health care coverage for employees that had not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. In addition, any subsidies were eliminated to new retirees that had not reached 50 years of age with a minimum of 10 years of service as of December 31, 2002. Effective January 1, 2008, the plan was amended to eliminate post-65 health care coverage for existing and future retirees, limit the Company's cost to $4,900 per retiree for pre-65 health care coverage, and eliminate retiree life insurance. This amendment resulted in a decrease of $14.2 million in the accumulated postretirement obligation as of December 31, 2007.

        Information on the accumulated postretirement benefit obligation and amounts recognized in the Consolidated Balance Sheets at December 31, 2007 and 2006, based on an actuarial valuation measured as of December 31, are as follows:

	2007	2006
	(In millions)
Change in accumulated postretirement benefit obligation:
Benefit obligation at beginning of period	$18.8	$19.4
Interest cost	1.0	0.9
Plan participants' contributions	0.2	0.2
Actuarial loss	(2.0)	0.1
Plan amendments	(14.2)	—
Benefits paid	(1.5)	(1.8)

Ending balance	$2.3	$18.8

Change in plan assets at fair value:
Beginning balance	$—	$—
Company contribution	1.3	1.6
Plan participants' contributions	0.2	0.2
Benefits paid	(1.5)	(1.8)

Ending balance	$—	$—

Funded Status	$(2.3)	$(18.8)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liabilities	$(0.5)	$(1.6)
Other long-term liabilities	(1.8)	(17.2)

	$(2.3)	$(18.8)

Weighted-average assumptions used for measurement of postretirement benefit obligations:
Discount rate	6.00%	5.75%
Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%
First year of ultimate health care cost trend rate	2012	2012

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

	2007	2006	2005
	(In millions)
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1
Interest cost	1.0	0.9	1.0
Amortization of prior service cost	—	(0.2)	(0.4)
Amortization of actuarial loss	0.4	0.2	0.1

Net periodic benefit cost before curtailment	1.4	0.9	0.8
Curtailment gain	—	—	(0.1)

Net periodic benefit cost after curtailment	$1.4	$0.9	$0.7

Weighted-average assumptions used to measure net periodic cost:
Discount rate	5.75%	5.50%	5.50%

        Included in accumulated other comprehensive loss/income as of December 31, 2007 is an unrecognized net actuarial loss of $3.1 million and an unrecognized net prior service credit of $14.2 million related to the defined benefit postretirement plan. The estimated net actuarial loss and net prior service credit expected to be amortized into net periodic benefit cost in 2008 are income of $3.1 million and expense of $0.6 million, respectively.

        The discount rate for determining the postretirement benefit obligation is based on the plan's projected cash flow utilizing the Citigroup Pension Liability Index.

        A 100 basis point change in the assumed health care cost trend rate would not have a significant effect on service and interest cost components or the accumulated postretirement benefit obligation.

	Estimated Future Benefit Payments
	With Medicare Subsidy Amount	Medicare Subsidy Amount	Without Medicare Subsidy Amount
	(In millions)
2008	$0.5	$—	$0.5
2009	0.5	—	0.5
2010	0.5	—	0.5
2011	0.4	—	0.4
2012	0.3	—	0.3
Years 2013 - 2017	0.5	—	0.5

        The Medicare Part D reimbursement for 2007 is expected to be received in 2008.

  Defined Contribution Plans

        Effective April 1, 2002, the Allied Van Lines, Inc. Profit Sharing and Retirement Savings Plan was merged with the North American Van Lines ("NAVL") Employees Savings Plan and Trust and was renamed the SIRVA Employee Retirement Savings Plan. The plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code and is subject to the provisions of ERISA. Full-time employees may enroll 30 consecutive days after starting employment. Regular part-time employees may enroll on the first of the month after one year of eligible service. Through September 2007, the Company made a matching contribution equal to 50% of the participant's contribution, up to 6% of a participant's

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 14. Pension Plans, Postretirement and Other Benefits (Continued)

compensation. The Company recognized expense of $2.0 million, $3.0 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 15. Stockholders' Equity and Stock Option Plans

  Series A Preferred Stock

        Pursuant to the terms of the Purchase Agreement, the Company issued to ValueAct Capital one share of its Series A Preferred Stock on September 29, 2006. The Series A Preferred Stock ranks senior to the common stock with respect to the distribution of assets upon the liquidation, winding-up or dissolution of the Company, and holders would receive, after any distribution on the Company's indebtedness or stock that ranks senior to the Series A Preferred Stock, an amount equal to $1.00. The Series A Preferred Stock is not convertible into shares of common stock nor entitled to the payment of dividends.

        Pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock, as long as the holder holds at least $6,000,000 in principal amount of the Convertible Notes or 6,000 shares of Convertible Preferred Stock, it may elect, remove or replace two directors ("Designated Directors") to the Board. The Designated Directors are a separate single class of directors and their terms are not divided into classes or staggered. If at any time the holder ceases to hold (1) at least $6,000,000 but continues to hold at least $3,000,000 principal amount of Convertible Notes or (2) at least 6,000 but continues to hold 3,000 shares of Convertible Preferred Stock, the number of Designated Directors will be permanently reduced to one, the terms of both Designated Directors will immediately terminate and the holder may elect, remove or replace one Designated Director. Finally, if at any time the holder ceases to hold at least $3,000,000 principal amount of Convertible Notes or 3,000 shares of Convertible Preferred Stock ("Trigger Time"), the number of Designated Directors will be permanently reduced to zero, the terms of any Designated Directors will immediately terminate, and the holder will not be entitled to elect any Designated Directors. A holder is not deemed to cease to hold Convertible Notes solely by reason of conversion into Convertible Preferred Stock or to cease to hold Convertible Preferred Stock prior to the issuance thereof. On and after the Trigger Time, the Company may redeem the Series A Preferred Stock for $1.00. Other than the right to elect directors as described above, the Series A Preferred Stock has no voting rights except in limited circumstances.

  Stock Option Plans

        For the years ended December 31, 2007, 2006 and 2005, the Company recognized a total of $1.0 million, $3.8 million and $1.5 million, respectively, of non-cash stock compensation expense. For the years ended December 31, 2007 and 2006, there were no related tax benefits, due to the establishment of a valuation allowance on the U.S. net deferred tax assets during the period. For the year ended December 31, 2005, the related tax benefit was $0.3 million.

        Prior to the Offering, the Company maintained a stock option plan ("Option Plan") for officers and other key employees that provided for the offer of up to 3,170,000 shares of its common stock and the granting of options to acquire up to 6,340,000 shares of its common stock. The administrator of the Option Plan is SIRVA's Board of Directors. Under the Option Plan, service options and, in certain cases, performance options were granted with each share of stock sold to the officers and other key employees. Service options vest in equal annual installments on each of the first five anniversaries of the grant date. Performance options vest dependent on achievement of cumulative earnings targets, or

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Stockholders' Equity and Stock Option Plans (Continued)

if not vested sooner, become vested on the ninth anniversary of the grant date. All options granted expire after 10 years from the grant date. On January 1, 2001, the Company discontinued the granting of performance options.

        Subsequent to the Offering, the Company maintains the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan ("Omnibus Plan") for any officer or employee of the Company or any of the Company's subsidiaries, including any prospective employee, any non-employee member of the Company's Board of Directors, and any of the Company's consultants or advisors. The Omnibus Plan provides for the offer of up to 15,000,000 shares of the Company's common stock. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose. The Omnibus Plan provides for the award to eligible participants of stock options, including incentive stock options (within the meaning of section 422 of the Internal Revenue Code of 1986), stock appreciation rights, performance stock and performance units, restricted stock and restricted stock units, and deferred stock units. Stock options granted under the Omnibus Plan generally vest in equal annual installments over a period of two or four years, as determined by the Compensation Committee of the Company's Board of Directors. Under the Omnibus Plan, shares of restricted stock generally vest five years after the grant date. All service options expire after 7 years from the grant date. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.3 million, $1.7 million and zero, respectively, of non-cash stock compensation expense related to stock options.

        The weighted-average fair values at date of grant for options granted during 2007 and 2005 were $0.56 and $4.01, respectively. There were no stock option grants in 2006. All fair values were estimated using the Black-Scholes option valuation model with the following assumptions: risk-free interest rates of 3.72% to 4.10% for 2007 and 3.29% for 2005; expected volatility of 68.68% to 74.95% for 2007 and 42.10% for 2005; expected term of 4.25 years to 4.75 years for 2007 and 6.0 years for 2005; and an expected dividend yield of zero. For options granted during 2007, the Company used the simplified method for determining the expected term of these "plain-vanilla" options due to the lack of sufficient historical information. For the options granted during 2005, the expected term of the award was based on external data due to the lack of sufficient historical information. For options granted during 2007, the expected volatility of stock awards was based upon the historical volatility of the Company's common stock. For options granted during 2005, the expected volatility of stock awards was primarily based upon the historical volatility of the Company's common stock and, due to the limited period of public trading data for its common stock, it was also averaged against the volatility rates of a peer group of companies.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Stockholders' Equity and Stock Option Plans (Continued)

        The following table summarizes the activity under the stock option plans:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Years of Contractual Life	Aggregate Intrinsic Value
	(Options in thousands)
Outstanding at December 31, 2006	4,260.9
Granted	514.0
Cancelled	(2,990.7)

Outstanding at December 31, 2007	1,784.2	$7.65

Outstanding, net of expected forfeitures	1,729.2	$7.87	4.5	$—
Outstanding, exercisable ("vested")	1,178.8	$10.24	3.6	$—

        The total intrinsic value, which is the difference between the fair value and the exercise price, of options exercised was zero, zero and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $3.5 million and $7.5 million, respectively. As of December 31, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. The amount of cash received from the options exercised for the years ended December 31, 2007, 2006 and 2005 was zero, zero and $1.1 million, respectively. There was no related tax benefit in 2007, 2006 and 2005.

        Deferred stock units have been issued under the Omnibus Plan to non-employee members of the Board of Directors in lieu of cash compensation for services. At the end of each quarter, the amount of compensation cost that would have been paid to the director is divided by the fair market value of the Company's common stock on that date to determine the number of shares that will be issued. The issuance of the shares is deferred until six months after the termination date of the director. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.5 million, $0.7 million and $0.5 million, respectively, of non-cash stock compensation expense for the deferred stock units with an offset to additional paid-in-capital. During the fourth quarter of 2007, the director deferred common stock program was terminated. As of December 31, 2007, 473,847 deferred stock units were outstanding.

        The following table summarizes the activity under the nonvested restricted stock plan:

	Restricted Stock	Weighted- Average Grant Date Fair Value
	(Restricted stock in thousands)
Nonvested at December 31, 2006	—
Granted	247.0	$0.96
Cancelled	(2.0)	$0.96

Nonvested at December 31, 2007	245.0	$0.96

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 15. Stockholders' Equity and Stock Option Plans (Continued)

        During 2007, non-cash compensation expense related to restricted stock was not significant. As of December 31, 2007, there was $0.2 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 2.0 years.

        On October 25, 2005, the Company instituted a suspension of all activity related to its stock option plans until the Company was current in filing its financial information. The suspension was lifted on August 10, 2007. On a discretionary individual basis, employees terminated between October 25, 2005 and August 10, 2007 were granted a 30-day extension after the suspension was lifted to exercise their options. As a result of these modifications, the Company recognized additional compensation expense of $0.2 million for 19 employees in the year ended December 31, 2007, $1.4 million for 27 employees in the year ended December 31, 2006, and $0.5 million for 9 employees in the year ended December 31, 2005. In addition, the Company recognized $0.5 million of additional compensation expense for the year ended December 31, 2005 due to the modification of option grants for one employee who terminated in 2005.

Note 16. Commitments and Contingencies

Litigation

  Chapter 11 Proceedings

        On February 5, 2008, the Company and certain of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP). The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, then pending litigation against the Debtors was generally stayed, and absent further order of the Bankruptcy Court, most parties may not take any action to recover on pre-petition claims against the Debtors.

  Securities Class Action

        In November 2004, a purported securities class action complaint, Central Laborers' Pension Fund v. SIRVA Inc., et al., No. 04-CV-7644, was filed in the U.S. District Court for the Northern District of Illinois against the Company and certain of its current and former officers and directors. On May 13, 2005, plaintiff filed a "corrected" complaint which alleged, among other things, that defendants had made false and misleading statements in certain press releases and SEC filings, including the prospectuses for the Company's initial and secondary public offerings. On October 11, 2005, plaintiff filed its Consolidated Amended Class Action Complaint (the "Amended Complaint"), followed by a corrected version on October 19, 2005. The Amended Complaint added ten new defendants, including an additional SIRVA director, the seven underwriters which participated in the Company's initial and secondary public offerings, the Company's former independent registered public accounting firm, and the private investment fund that manages one of the Company's largest shareholders. The Amended Complaint purported to be brought on behalf of all those who acquired SIRVA's common stock between November 25, 2003 and January 31, 2005.

        On June 22, 2007, the Company entered into a settlement agreement with the plaintiffs and other defendants in the litigation, which received final court approval on October 31, 2007. The settlement

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies (Continued)

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

  SEC Investigation

        In February 2005, the Company received notice of an informal inquiry from the SEC related to the Company's January 31, 2005 earnings guidance announcement for the fourth quarter and full year ended December 31, 2004. In June 2005, the SEC staff informed the Company that the inquiry had been converted into a formal investigation. On May 1, 2007, the Company received a "Wells" notice from the SEC staff in connection with the investigation indicating that the SEC staff intends to recommend that the SEC institute administrative proceedings against the Company, alleging that the Company violated various provisions under Sections 12 and 13 of the Securities Exchange Act of 1934. The "Wells" notice offers the Company the opportunity to make a written submission setting forth reasons why the proceedings should not be instituted by the SEC. The Company continues to cooperate with the investigation. Although there can be no assurance, the Company believes that, based on information currently available, the outcome of the SEC investigation will not have a material adverse impact on the Company's overall operations, financial condition or liquidity.

  Governmental Investigations—European Union

        Some of the Company's former moving services operations in continental Europe are being investigated by European antitrust regulators. The investigations involve certain anticompetitive practices and may expose the Company to administrative and other penalties.

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

        On March 11, 2008, the European Commission notified the Company that it determined to fine the Company's Belgian subsidiary, Allied Arthur Pierre NV, 2.6 million euros for its infringing activity. Of such amount, the Company is jointly and severally liable for approximately 2.1 million euros. Accordingly, the Company recorded a charge of $3.0 million in 2007 resulting in a total accrual of $4.0 million as of December 31, 2007.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies (Continued)

  OOIDA

        The Owner-Operator Independent Drivers Association, Inc. ("OOIDA"), an association for truck drivers that has litigated numerous lawsuits against trucking companies throughout the United States, has filed lawsuits against the Company's subsidiaries, North American Van Lines, Inc. and Allied Van Lines, Inc., and an Allied Van Lines agent, alleging violations of federal Truth in Leasing regulations. In April 2007, the Company entered into a settlement agreement with OOIDA pursuant to which it settled this litigation for $8.0 million. The settlement received final court approval on September 28, 2007. Under the terms of its agency agreements with each of its agents, the Company believes it is indemnified by the agents for such potential liability and intends to share these settlement costs with its agents.

  Other

        In addition, the Company is involved from time-to-time in lawsuits that challenge some of the Company's exemptions from antitrust laws, as well as other routine legal matters incidental to its business, including lawsuits relating to the conduct of its agents and drivers. Such lawsuits have arisen, and in the future may arise, from accidents involving serious injuries or the loss of life. While the Company may be liable for damages or suffer reputational harm from litigation, the Company believes that such legal proceedings will not have a materially adverse effect on its financial position, results of operations or liquidity.

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

Purchase Commitments

        On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys Corporation ("Covansys") and Affiliated Computer Services, Inc. ("ACS") to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations, and telecommunications and certain application software development. The Covansys portion of the agreement is subject to a variable annual premium based on the Mercer Inflation Index.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 16. Commitments and Contingencies (Continued)

        Purchase commitments at December 31, 2007 are as follows:

	Covansys	ACS	Total
	(In millions)
2008	$6.1	$5.4	$11.5
2009	6.1	5.4	11.5
2010	6.1	5.4	11.5
2011	6.1	5.4	11.5
2012	3.1	2.7	5.8
Thereafter	—	—	—

	$27.5	$24.3	$51.8

Contingent Purchase Price Premium

        The Company may receive a purchase price premium relating to the sale of its U.S. Insurance Business of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management's estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets on the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium is being accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee is being amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2007, the net receivable was $11.8 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012.

Note 17. Operating Segments

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 17. Operating Segments (Continued)

services provided, processes, types of customers, methods of service delivery, regulatory environments, and meeting certain quantitative thresholds, the Company has concluded these two operating segments should be combined into a single reportable segment, Moving Services Europe and Asia Pacific.

        Global Relocation Services:    The Company offers a comprehensive suite of relocation solutions to thousands of corporate and government customers around the world. It offers a wide variety of employee relocation services including the sale of employees' homes, movement of their household goods, purchase of their new homes, and provision of destination services. These relocation solutions are provided by a team of employees around the world and a network of agents and other service providers.

        Moving Services North America:    The Company provides moving services through its proprietary branded network of approximately 600 agents who own the trucks and trailers used in moves and are responsible for packing, hauling and storage, and distribution of household goods. The Company acts as a network manager for its agents, providing, among other things, brand management, load optimization, billing, collection and claims handling.

        Moving Services Europe and Asia Pacific:    The Company provides moving services through a combination of company-operated locations, its proprietary agent network, and its network of affiliated preferred providers in the United Kingdom, continental Europe and the Asia Pacific region.

        Corporate:    This segment contains costs associated with corporate governance activities that are not allocated to the three operating segments. Certain corporate expenses are allocated to the segments based primarily on specific identification, projected sales and estimated use of time. Interest expense and other non-operating items are not allocated or reviewed on a segment basis.

        As discussed in Note 21 "Discontinued Operations", in 2006, the Business Services Division in the United Kingdom and Ireland—a component of the Moving Services Europe and Asia Pacific segment, was discontinued. In 2005, the operations of the U.S. Insurance Business and Fleet Service—components of the former Network Services segment, the Blanketwrap and Flatbed businesses—components of the Moving Services North America segment, and Records Management Australia and New Zealand—a component of the Moving Services Europe and Asia Pacific segment, were discontinued. The results of these businesses are included as discontinued operations in the consolidated financial statements for all periods presented. General corporate overhead expenses, which

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 17. Operating Segments (Continued)

were previously allocated to these businesses, but will remain after the disposals, have been reclassified to other segments in the consolidated financial statements for all periods presented.

	Global Relocation Services	Moving Services North America	Moving Services Europe and Asia Pacific	Corporate	Total Continuing Operations
	(In millions)
2007
Revenues	$2,394.9	$1,231.3	$343.7	$—	$3,969.9
Operating loss from continuing operations(1)	(154.8)	(136.3)	(101.4)	(25.0)	(417.5)
Depreciation and amortization	10.9	9.1	8.0	—	28.0
Total assets(2)	480.7	217.9	154.0	41.7	894.3
Capital expenditures	3.6	3.9	6.7	1.7	15.9
2006
Revenues	$2,130.9	$1,323.4	$411.0	$—	$3,865.3
Operating income (loss) from continuing operations(1)	11.8	15.7	5.3	(32.3)	0.5
Depreciation and amortization	12.7	9.5	12.3	—	34.5
Total assets(2)	725.2	371.9	282.6	39.1	1,418.8
Capital expenditures	4.5	5.2	6.6	1.9	18.2
2005
Revenues	$1,830.5	$1,414.6	$400.9	$—	$3,646.0
Operating income (loss) from continuing operations(1)	18.9	17.5	(95.6)	(73.3)	(132.5)
Depreciation and amortization	14.0	10.5	15.5	—	40.0
Capital expenditures	2.9	5.7	10.9	3.4	22.9

(1)
In 2007, operating loss from continuing operations of the Moving Services North America, Global Relocation Services and Moving Services Europe and Asia Pacific segments include $149.5 million, $146.2 million and $92.7 million of impairment charges for goodwill and trade names and a legal charge of $3.0 million for the European Commission antitrust fine. Moving Services Europe and Asia Pacific includes restructuring expense of $4.9 million. The Corporate segment includes $4.3 million of charges related to the evaluation of strategic alternatives.

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

  In 2005, operating loss from continuing operations of the Moving Services Europe and Asia Pacific segment includes a $52.8 million impairment charge and $9.7 million in restructuring expenses. The Corporate segment includes $60.3 million related to the independent and internal reviews (see Note 18 "Independent and Internal Reviews").

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 17. Operating Segments (Continued)

(2)
Corporate assets consist of assets that cannot be specifically identified with a reportable segment such as cash, deferred taxes, property and equipment and other miscellaneous assets.

        Revenues and long-lived asset information by geographic area at and for the years ended December 31 are:

	2007		2006		2005
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues
	(In millions)
United States	$3,532.2	$40.8	$3,367.1	$42.3	$3,157.1
Non-U.S.	437.7	34.7	498.2	44.3	488.9

Total continuing operations	$3,969.9	$75.5	$3,865.3	$86.6	$3,646.0

Non-U.S. revenue in 2007 is based on the country in which the sales originated, principally in the United Kingdom, Australia and Canada. Long-lived assets, of which $20.3 million and $21.3 million related to the United Kingdom for 2007 and 2006, respectively, are composed of net property and equipment.

Note 18. Independent and Internal Reviews

        In early January 2005, the Audit Committee of the Company's Board of Directors formally initiated a comprehensive, independent review ("Review") after the Company received a letter sent on behalf of its former chief financial officer. At that time, the Audit Committee engaged the services of Cleary Gottlieb Steen & Hamilton LLP ("Cleary Gottlieb"), led by former SEC general counsel, David M. Becker, to advise it in connection with the Review. Cleary Gottlieb retained Deloitte & Touche LLP as forensic accountants to assist in the Review. In addition, the Company's management conducted an internal review in connection with the preparation of the 2004 consolidated financial statements. The reviews were completed in 2005. Third-party costs associated with the reviews, which are included in general and administrative expense in the Consolidated Statements of Operations, were $61.1 million for the year ended December 31, 2005.

Note 19. Restructuring Expense

        In March 2007, as a result of the sale of the continental Europe moving services operations (see Note 20 "Gain on Sale of Businesses, Net"), the Company restructured its remaining continental European operations. Severance benefits for 23 individuals resulted in charges of $4.2 million, and facility charges were $0.4 million. The Company does not expect any significant additional charges.

        In June 2005, the Company established a restructuring plan, which included a reduction in executive management, personnel, facilities, equipment and other overhead expenses in the United Kingdom, France, Germany, Sweden, Norway, Belgium, Spain and Denmark operations, which are components of the Moving Services Europe and Asia Pacific segment. The total cost of the restructuring plan in 2005 was $9.9 million. The Company recorded charges in 2005 of $9.2 million in severance benefits for 283 individuals, who were identified as part of the workforce reduction, and a $0.7 million charge for nine facilities exited as part of the restructuring. In 2006, the Company recognized charges of $0.5 million for other costs, which were offset by reductions in severance of

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 19. Restructuring Expense (Continued)

$0.2 million. In 2007, the Company recognized charges of $0.3 million for additional costs on a facility lease.

        The restructuring accrual balance was $0.6 million and $1.1 million at December 31, 2007 and 2006, respectively, and have been recorded in other current liabilities. The following table provides details of the restructuring accrual activity for the years ended December 31, 2007, 2006 and 2005:

	Severance and Employee Benefits	Facility Lease Accruals	Other	Total
	(In millions)
Balance at December 31, 2004	$1.4	$1.2	$—	$2.6
Restructuring charge	9.2	0.7	—	9.9
Payments	(4.4)	(0.8)	—	(5.2)
Other adjustments	(0.2)	(0.5)	—	(0.7)

Balance at December 31, 2005	6.0	0.6	—	6.6
Restructuring charge	(0.2)	—	0.5	0.3
Payments	(5.4)	(0.2)	(0.5)	(6.1)
Other adjustments	0.3	—	—	0.3

Balance at December 31, 2006	0.7	0.4	—	1.1
Restructuring charge	4.2	0.7	—	4.9
Payments	(4.7)	(0.5)	—	(5.2)
Other adjustments	(0.2)	—	—	(0.2)

Balance at December 31, 2007	$—	$0.6	$—	$0.6

Note 20. Gain on Sale of Businesses, Net

        On March 31, 2007, the Company sold its continental Europe moving services operations in Sweden, Norway, Denmark, The Netherlands, Luxembourg, Switzerland, Germany, Poland, Czech Republic, Hungary, France, Belgium and Russia to Transeuro Amertrans International Holdings BV, an affiliate of TEAM Relocations ("TEAM"), a European corporate international moving company. Specifically, the Company sold all of the issued and outstanding shares of capital stock of Allied Arthur Pierre SA, Allied Pickfords BV, Allied Pickfords KeS Kft, Allied Pickfords Polska Sp. Zoo, Allied Pickfords sro, Allied Varekamp BV, SIRVA Deutschland GmbH, Scanvan Holding AB, SIRVA S.A., and SIRVA France S.A.S., and the Company's moving services operations in Belgium, operated by Allied Arthur Pierre NV. The disposal did not qualify as discontinued operations due to the significant cash inflows generated from continuing activity with the disposed entities.

        The sales price was $10.0 million. Total costs to sell were $2.4 million. The approximate carrying amount of assets and liabilities associated with the continental Europe disposal group included accounts receivable of $17.8 million, property and equipment of $11.0 million, other assets of $7.8 million, accounts payable and accrued liabilities of $25.1 million, and capital lease obligations of $4.0 million. Also, currency translation adjustments of $3.1 million previously recorded in accumulated other comprehensive loss were realized. The transaction resulted in a pre-tax gain of $3.2 million. In addition,

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 20. Gain on Sale of Businesses, Net (Continued)

the Company incurred legal, accounting and other charges associated with the transaction of approximately $1.8 million, which have been recorded in general and administrative expense.

        Net proceeds from the sale were $5.8 million after transfer of $4.1 million of cash included in net assets sold and fees paid of $2.4 million. Proceeds are expected to be further adjusted down in 2008 for a working capital adjustment and other adjustment calculations contained in the sale agreement in the amount of $0.9 million, which has been accrued as of December 31, 2007.

        In connection with the transaction, TEAM entered into authorized representative agreements in each of those countries. Under the representative agreements, TEAM has the right to use the Allied trademark and will pay an annual license fee to Allied Van Lines, Inc. of $1.45 million, which fee will increase by 5% each year for five years.

        Also, in 2007, the Company sold its local moving services operations in New Zealand resulting in a pre-tax gain of $0.6 million, as well as a construction project management business in the United Kingdom resulting in a pre-tax loss of $0.5 million. The sales prices and net assets sold were not significant.

Note 21. Discontinued Operations

        For businesses meeting the definition of discontinued operations in 2006, the effects of discontinued operations accounting has been retrospectively applied to the consolidated financial statements and footnotes of 2005 as applicable.

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

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Discontinued Operations (Continued)

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

    In addition, the Company may receive a purchase price premium of up to $20.0 million payable in annual installments during the years 2009 through 2013. The Company guaranteed the U.S. Insurance Business closing balance sheet net loss reserves against adverse development to a maximum of $20.0 million. Purchase price premium installment payments will be offset by any amounts owed under the reserve guarantee. The Company will also receive 55% of any favorable reserve development. Based on management's estimate supported by an independent actuarial evaluation, a net receivable of $8.1 million, representing the estimated present value of the purchase price premium proceeds, plus potential favorable loss reserve development, less potential unfavorable loss reserve development, was recorded in the fourth quarter of 2005 in other long-term assets in the Consolidated Balance Sheet. The present value of the purchase price premium was $16.0 million, which was partially offset by the reserve guaranty liability of $7.9 million. The purchase price premium is being accreted through interest income in continuing operations from $16.0 million to $20.0 million over the term of the agreement. The reserve guarantee is being amortized into income on a straight-line basis through December 31, 2012 and recorded in the gain/loss on sale in discontinued operations. Losses will be recorded when updated loss reserve information is available, which indicates that there has been an adverse development in the loss reserves. Gains related to any favorable loss reserve development will be deferred until the Company feels certain of their collectibility. Any losses or gains recognized will be recorded in the gain/loss on sale in discontinued operations. As of December 31, 2007, the net receivable was $11.8 million. The final determination of the total purchase price premium and reserve development amounts will be based upon the actuarial evaluation of the closing balance sheet net loss reserves performed as of December 31, 2012. Due to the structure of the purchase agreement, the Company retained the potential future benefit associated with net deferred tax assets for the U.S. Insurance Business.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Discontinued Operations (Continued)

    The major classes of assets and liabilities associated with the sale of the U.S. Insurance Business on the closing balance sheet, as of December 29, 2005, consisted of the following:

(In millions)	U.S. Insurance
Assets:
Cash and cash equivalents	$41.8
Investments	128.9
Accounts receivable, net	53.2
Other current assets	41.5

Total current assets	265.4
Other long-term assets	23.7

Total long-term assets	23.7

Total assets	$289.1

Liabilities:
Accounts payable	$22.2
Insurance loss reserves	69.3
Unearned premiums and other deferred credits	52.4
Other current liabilities	9.8

Total current liabilities	153.7
Insurance loss reserves	71.6
Other long-term liabilities	0.4

Total long-term liabilities	72.0

Total liabilities	$225.7

        In the first quarter of 2005, the Company approved the sale of the following businesses, which completed the Company's exit from a majority of its commercial freight/logistics businesses:

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

        On September 9, 2004, the Company's Board of Directors authorized, approved and committed the Company to a disposal plan involving its High Value Products businesses ("HVP"), as well as certain other logistics businesses, which included Specialized Transportation in Europe ("STEU") and

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Discontinued Operations (Continued)

Transportation Solutions in North America ("TS") ("the Disposal Plan"). These actions effectively exited the Company from its asset-intensive logistics businesses globally. In connection with the Disposal Plan, the Company:

  •
  Completed the sale of HVP, including the Canadian operations, to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents in 2004, for a cash purchase price of five dollars and the buyer's assumption of certain obligations under various agency and customer contracts;

  •
  Completed the sale of all of the outstanding stock of STEU on February 1, 2005, to affiliates of Wincanton plc for a net aggregate purchase price of approximately $13.3 million. Net proceeds from the sale were $9.0 million. The transaction resulted in a pre-tax gain of $7.7 million in 2005. The net book value of the business included assets comprised primarily of accounts receivable of $9.7 million, property and equipment of $3.8 million and goodwill of $1.2 million, offset primarily by other current liabilities. In addition, the Company incurred a $0.4 million charge in 2005 related to a leased facility, which was vacated during the first quarter of 2005; and

  •
  Completed the sale of its TS segment through its NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP on August 5, 2005, pursuant to a definitive agreement dated July 14, 2005. The transaction consisted of the sale of certain tangible assets, rights under various tangible personal and real property leases, and other assets of the business. Assets included property and equipment of $7.9 million and goodwill of $3.3 million. The Company retained working capital except for prepaid rents associated with assigned leases. The gross purchase price was $12.9 million, of which $1.0 million was deferred until receipt in 2006 upon completion of the Company's obligation to fulfill terms of an information technology service agreement. A pre-tax gain of $1.0 million was recorded in 2006 when the service agreement was fulfilled. Net proceeds from the sale were $11.5 million. In 2005, the Company recorded an impairment charge for goodwill of $2.1 million. The sale resulted in a pre-tax gain of $0.2 million in 2005.

    The Company also incurred $5.6 million in charges in 2005 related to logistics warehouses under lease, vacated during 2005. These charges primarily included costs associated with the remaining lease term, net of estimated sublease rental payments. Relating to the sale, the Company also incurred compensation and agent costs in 2005 of $0.9 million and $1.4 million, respectively.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Discontinued Operations (Continued)

        The following table details revenues and pre-tax income (loss) reported in discontinued operations for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Revenues	Pre-tax Loss	Revenues	Pre-tax Loss	Revenues	Pre-tax Income (Loss)
	(In millions)
Business Services Division	$—	$—	$8.6	$(0.5)	$35.2	$4.3
Australia/NZ Records Management	—	—	—	—	34.9	5.7
U.S. Insurance Business	—	(0.5)	—	(5.0)	167.0	(42.4)
Fleet Service	—	—	—	—	3.2	(0.6)
Blanketwrap	—	—	—	(0.1)	11.4	(0.4)
Flatbed	—	—	—	—	5.6	(0.2)
HVP	—	(0.9)	—	(0.5)	—	(1.0)
STEU	—	(0.3)	—	—	5.3	(2.2)
TS	—	(0.2)	—	(0.1)	64.4	(11.2)

Total	$—	$(1.9)	$8.6	$(6.2)	$327.0	$(48.0)

        Gain on disposals, net of tax, was $1.4 million, $10.0 million and $57.1 million for the years ending December 31, 2007, 2006 and 2005, respectively. The gain on disposal in 2007 primarily relates to the amortization of the reserve guarantee associated with the U.S. Insurance Business. Interest costs have been allocated to the discontinued businesses based on the ratio of net assets sold to the sum of total net assets. Allocation of interest expense to the discontinued businesses was made in 2006 and 2005 so that historical results would be more comparable to future results. Sale proceeds and the liquidation of any retained working capital were used to pay down debt, thus reducing interest expense to the ongoing operations in the future.

        The following table provides details of the discontinued operations accruals as of December 31:

	Facility Leases	Trailer Leases	Contract Termination Costs
	(In millions)
Balance at December 31, 2004	$10.8	$4.1	$2.2
Provision charged to income	6.0	—	1.4
Payments	(4.5)	(3.1)	(2.3)
Write-off of impaired assets	0.1	—	—
Other adjustments	0.2	(0.2)	—

Balance at December 31, 2005	12.6	0.8	1.3
Payments	(3.2)	(0.7)	(1.2)

Balance at December 31, 2006	9.4	0.1	0.1
Provision charged to income	0.3	—	—
Payments	(2.3)	(0.1)	(0.1)

Balance at December 31, 2007	$7.4	$—	$—

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 21. Discontinued Operations (Continued)

        At December 31, 2007 and 2006, these balances have been recorded in other current liabilities, with the exception of $5.3 million and $6.9 million of facility lease accruals, which were classified as other long-term liabilities as of December 31, 2007 and 2006, respectively. Remaining payments related to facility leases will be made through November 2014 and are expected to result in future cash expenditures.

Note 22. Related Party Transactions

        At December 31, 2007, Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V") and Clayton Dubilier & Rice Fund VI Limited Partnership ("Fund VI"), which are private investment funds managed by Clayton, Dubilier & Rice, Inc. ("CD&R"), owned approximately 22.5% and 9.4% of the Company's outstanding common stock, respectively. The Company, NAVL, and CD&R have a consulting agreement pursuant to which CD&R is paid a management fee for financial advisory and management consulting services. CD&R has waived the management fee for the years ended December 31, 2007 and 2006. In the year ended December 31, 2005, fees were $1.0 million and were included in general and administrative expense in the Consolidated Statement of Operations.

        On July 1, 2002, the Company entered into a ten-year Agreement for Outsourcing Services with Covansys and ACS to provide selected outsourcing services for the Company's domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys was a related party, as approximately 16.9% of its outstanding common stock was beneficially owned by Fund VI. In July, 2007, Fund VI ceased holding shares of Covansys as the result of a merger between Covansys and a third party, Computer Science Corporation. The total future commitment to Covansys is $27.5 million as of December 31, 2007. The Company incurred expense of $5.9 million, $5.7 million and $7.2 million under the base arrangement for the years ended December 31, 2007, 2006 and 2005, respectively, which were included in general and administrative expense in the Consolidated Statements of Operations. Other expenses not included in the base arrangement, of which some were capitalized, were $1.0 million, $0.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, payables to Covansys were not significant.

        On October 30, 2004, the Company sold its HVP Division to Specialized Transportation Agent Group, Inc., an entity owned by a group of NAVL agents who have experience in the high-value products industry. As in the past, most individual agents within Specialized Transportation Agent Group, Inc. will continue to represent and support the Company's household goods moving services business. For a period of one year following the close of the transaction, the Company provided certain transition services such as information technology systems support to Specialized Transportation Agent Group. The Company also provides fleet registration, driver qualification and safety administration. For the years ended December 31, 2007, 2006 and 2005, the Company recorded reimbursements of $1.8 million, $2.2 million and $16.7 million, respectively, primarily related to information technology services, trailer and facility subleases and miscellaneous other fees as a component of other direct expense and general and administrative expense in the Consolidated Statements of Operations. The outstanding receivable balance related to these reimbursements was not significant at December 31, 2007 and 2006.

        On August 5, 2005, the Company sold its TS segment through its NAVL subsidiary to NAL Worldwide LLC, an affiliate of Lake Capital Partners LP. For one year from closing, $1.0 million of the

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 22. Related Party Transactions (Continued)

purchase price was deferred in connection with the Company's obligation to fulfill terms of an information technology service agreement, for which the Company was reimbursed. The $1.0 million deferred purchase price was received in the 2006. In the years ended December 31, 2007, 2006 and 2005, the Company recorded reimbursements of $2.3 million, $3.8 million, and $2.5 million, respectively, primarily related to information technology services and purchases, communications billings, and facility leases and subleases.

Note 23. Subsequent Events

  Credit Facility Amendments

        As of December 31, 2007 and continuing into January 2008, the Company entered into discussions to restructure its obligations under the Credit Facility. In connection with such discussions, on January 9, 2008, the Company entered into a tenth amendment, dated as of January 1, 2008, to the Credit Facility ("Tenth Amendment") to facilitate the ongoing operating ability of the Company and effectuate a feasible restructuring of its respective businesses. Among other matters, the Tenth Amendment waived the Company's failure to comply with certain provisions of the Credit Facility, including SIRVA Worldwide's late payment of interest on January 10, 2008. The Tenth Amendment also extended prepayment priority to any additional Revolving Credit Facility loans in excess of $107 million ("2008 Revolving Credit Loans"), swing line loans after January 2, 2008 ("2008 Swing Line Loans") and reimbursement obligations with respect to letters of credit which are issued, extended or renewed after January 2, 2008 ("2008 Reimbursement Obligations"). SIRVA Worldwide has agreed to use its reasonable best efforts to refinance the 2008 Revolving Credit Loans, 2008 Swing Line Loans and 2008 Reimbursement Obligations with the proceeds from any restructuring.

        On January 23, 2008, SIRVA entered into an eleventh amendment, dated as of January 22, 2008, to the Credit Facility ("Eleventh Amendment"). Among other matters, the Eleventh Amendment established a new tranche of $20 million in term loans ("New Term Loans") with a final maturity of February 29, 2008 and extended prepayment priority to the New Term Loans ahead of any other term loans under the Credit Facility. Additionally, the Company has agreed to use its reasonable best efforts to refinance the New Term Loans with the proceeds from any restructuring. The New Term Loans were replaced and supplemented with the $65 million term loan under the DIP Facility on February 6, 2008, which is discussed further below.

  Proceedings under Chapter 11 and Administration of the Bankruptcy Code

        On February 5, 2008, SIRVA, Inc. and certain of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Court"). The chapter 11 cases are being jointly administered under the caption "In re DJK Residential LLC, et al.," Case No. 08-10375 (JMP) ("Chapter 11 Cases").

        Due to the previous investigation and restatement of its financial results for the years 2004 and prior in our 2004 Annual Report on Form 10-K/A and resulting delays in our financial reporting from March 2005 to July 2007, the Company incurred approximately $100 million of additional legal, audit and other related expenses. These filing delays, together with declining operating results and tightening financial covenants, required the Company to obtain numerous amendments to its senior credit facility in order to remain in compliance with its debt covenants. These amendments have resulted in a 575

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 23. Subsequent Events (Continued)

basis point increase in the borrowing spread on its term debt in comparison to the borrowing spread it initially paid under the credit facility as of December 1, 2003. Higher borrowing spreads, coupled with higher market rates and increased debt levels, have increased the Company's annual net interest expense from $18 million in 2004 to $66 million in 2007.

        The declining real estate market and, more recently, the mortgage market have adversely affected the Company's operations and financial condition causing an extensive liquidity deficiency. The Company has been taking more homes into inventory as the real estate markets continue their decline and available financing for potential buyers becomes more volatile. As these homes come into inventory, they impose additional capital requirements on the Company. The longer that these homes stay in inventory, the more likely the Company will realize a loss on their eventual sale, as well as incur additional carrying costs until their sale.

        The extensive liquidity deficiency and a significant amount of indebtedness forced the Company to seek Chapter 11 protection to restructure its operations and financial position. The objective of the bankruptcy filing is to provide relief from the Company's burdensome pre-petition debt service, which will allow it to make the necessary investments in the near term to grow and sustain its business. While the Company believes it will be able to significantly reduce the Debtors' unsustainable debt load through the bankruptcy process, there can be no certainty that it will be successful in doing so.

        As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court the Debtors' Prepackaged Joint Plan of Reorganization, dated January 28, 2008 ("Plan"), and accompanying Disclosure Statement of same date. The Plan includes, among other things, the following terms:

  •
  New Credit Facility.    The Debtors' proposed DIP Facility (as defined below) will convert into the reorganized Debtors' new credit facility ("New Credit Facility") upon emergence from bankruptcy. Upon conversion of the DIP Facility into the New Credit Facility, up to 25% of the common stock in the reorganized Company will be distributed pro rata as a fee to the lenders under the New Credit Facility based on their commitments under the New Credit Facility. Any portion of the new common stock not so used will be distributed on a pro rata basis to the lenders ("Pre-Petition Lenders") under the Debtors' senior secured pre-petition credit facility, dated as of December 1, 2003 ("Pre-Petition Credit Facility") among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto. A portion of the Pre-Petition Credit Facility will also be reinstated as the reorganized Debtors' second lien credit facility ("Second Lien Credit Facility") upon emergence from bankruptcy.

  •
  Pre-Petition Credit Facility Claims.    The Pre-Petition Lenders will receive (i) a pro rata share of the reorganized Debtors' Second Lien Credit Facility and (ii) a pro rata share of not less than 75% of the new common stock in the reorganized Company.

  •
  Key Management Incentive Program.    The Plan provides equity awards (in the form of stock, options or warrants) for up to 10% of the new common stock (on a fully diluted basis) of the reorganized company to be granted to continuing employees of the Debtors by the new board of directors of the reorganized company, with pricing, vesting and exercise terms to be determined by the new board. Such equity awards shall be on terms reflective of a policy of rewarding the contribution of management to the long-term financial performance of the reorganized Debtors.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 23. Subsequent Events (Continued)

  •
  Trade Creditors and Customers.    The Debtors expect to continue normal operations during the Chapter 11 Cases. The Plan contemplates payment in full of claims held by trade creditors and uninterrupted performance of agreements with customers in accordance with existing business terms.

  •
  Existing Equity.    All existing equity in the Company will be cancelled for no consideration.

        The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

        The Plan was accepted by approximately 94% in number and approximately $464 million (or 96%) in aggregate principal amount of the Pre-Petition Lenders under the Company's Pre-Petition Credit Facility. The Debtors have requested that the Bankruptcy Court confirm the Plan as quickly as possible. A hearing on confirmation of the Plan is set for April 18, 2008.

  Receivables Sale Agreement Amendment

        On February 5, 2008, the Company, through SRC, its wholly-owned special purpose subsidiary, and its subsidiaries, SIRVA Relocation, ERC and SIRVA Global Relocation, Inc. ("SIRVA Global"), entered into a waiver and first amendment ("Amendment") to the third amended and restated receivables sales agreement ("Receivables Agreement") with the several purchasers party thereto ("Purchasers"), as purchasers, and LaSalle Bank National Association ("LaSalle"), as agent. In connection with the Amendment, SIRVA Relocation, ERC, SIRVA Global and SRC entered into a waiver under a second amended and restated purchase and sale agreement ("Waiver"); SIRVA Worldwide and NAVL reaffirmed certain guarantees under the Receivables Agreement ("Guaranty Agreement"); and SRC and LaSalle entered into a supplement to a fee letter ("Fee Supplement").

        Among other things, the Amendment (1) obligates SIRVA Relocation, as master servicer, to pay certain fees if it violates certain amended servicing obligations under the Receivables Agreement, (2) entitles LaSalle to more frequent audits of the servicing function, (3) obligates SIRVA Worldwide and certain related entities to use commercially reasonable efforts to provide LaSalle with certain information provided to the DIP Lenders in connection with the DIP Facility, (4) waives certain termination events under the Receivables Agreement arising from the commencement of the Chapter 11 Cases by the Company and its related entities, and (5) creates additional termination events under the Receivables Agreement if (a) the reorganization plan does not become effective by April 30, 2008, (b) the $19.5 million class B investment under the Receivables Agreement is not paid in full in cash by the effective date of the reorganization plan, (c) the Court Order does not become final and binding by March 6, 2008, (d) certain litigation is commenced against LaSalle or any Purchaser and not dismissed within certain time periods, (e) certain amendments are made to the DIP Facility without the Purchasers' consent, (f) the New Credit Facility upon emergence from bankruptcy is entered into without the Purchasers' consent, or (g) any event of default occurs under the DIP Facility or the New Credit Facility. The effectiveness of the Amendment was conditioned, among other things, upon the payment of certain fees to LaSalle and the Purchasers as specified in the Fee Supplement. The bankruptcy court order also provides that, upon confirmation of the reorganization or the occurrence of certain other events, the Purchasers shall have a priority unsecured claim against the Debtors' bankruptcy estates, capped at $19.5 million, to the extent that, among other things, proceeds of the receivables that are purchased under the Receivables Agreement are distributed to SRC on or after

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 23. Subsequent Events (Continued)

February 5, 2008. Payments on this priority unsecured claim, if any, are to be applied to any unpaid investments of the Purchasers under the Receivables Agreement.

  DIP Financing

        On February 6, 2008, the Debtors and JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent (in such capacity, the "DIP Agent"), J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner (in such capacities, the "Arranger") and a syndicate of financial institutions (including JPMCB, the "DIP Lenders") entered into a Credit and Guarantee Agreement (collectively, the "DIP Facility").

        The DIP Facility provides up to $150.0 million in financing, comprised of a term loan facility of up to $65.0 million and a revolving credit facility of up to $85.0 million. The DIP Facility has a sublimit of $60.0 million for letters of credit to be issued for purposes that are reasonably satisfactory to the DIP Agent. Standby letters of credit that were outstanding on the petition date and that were issued, extended or renewed in 2008 under the Pre-Petition Credit Facility were deemed to be issued under the DIP Facility. Proceeds from the borrowings under the DIP Facility were used (i) initially, to repay a portion of the outstanding borrowings under the Pre-Petition Credit Facility and (ii) thereafter, for working capital and general corporate purposes of the Company.

        Pursuant to Section 364(d) of the Bankruptcy Code, all obligations under the DIP Facility shall constitute super priority obligations and shall be secured by duly perfected first priority liens on all unencumbered property of the Debtors' estates (with certain exceptions) and all property that constituted collateral under the Pre-Petition Credit Facility and junior liens on encumbered property pursuant to Section 364(c), in each case subject to a carve-out for certain professional fees.

        Borrowings under the DIP Facility bear interest at JPMCB's base rate plus 5.5% or, at SIRVA Worldwide Inc.'s option, LIBOR plus 6.5% for interest periods of one or three months. Interest is payable monthly in arrears, on the Termination Date (as defined below) and thereafter on demand.

        The DIP Facility will terminate on the date ("Termination Date") that is the earliest of (i) June 30, 2008, (ii) acceleration of loans under the DIP Facility and termination of the commitments thereunder and (iii) the Effective Date (as defined in the Plan), if the date of conversion of the DIP Facility into the New Credit Facility does not occur simultaneously therewith. The DIP Facility can be converted into a new facility upon the Debtors' exit from bankruptcy upon the satisfaction of certain conditions.

        The DIP Facility contains representations and warranties, covenants, mandatory prepayment events and events of default customary for debtor-in-possession financings.

  Sale of Moving Services Operations in United Kingdom and Ireland

        On March 2, 2008, North American International Holding Corporation, NA (UK) Limited Partnership, and NA (UK) GP Limited (North American International Holding Corporation, NA (UK) Limited Partnership and NA (UK) GP Limited collectively, the "Sellers"), each a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the "Agreement") with Picot Limited and Irving Holdings Limited (Picot Limited and Irving Holdings Limited collectively, the "Buyers").

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 23. Subsequent Events (Continued)

        Buyers are managed by The TEAM Group, which is currently a member of the Allied International moving network managed by SIRVA and its affiliates. In connection with the Agreement, TEAM Relocations Limited and SIRVA UK Limited (a subsidiary of SIRVA Group Holdings Limited) ("SIRVA UK") will also become members of the Allied International moving network.

        Pursuant to the Agreement, Sellers will sell SIRVA's moving services operations in the United Kingdom and the Republic of Ireland, businesses operated by SIRVA through certain of its subsidiaries, to Buyers for an aggregate sale price of approximately $4.2 million (the "Sale"). Substantially all of the purchase price will be used by Sellers to offset existing intercompany indebtedness. Sellers will sell to Buyers all of the issued and outstanding shares of the capital stock of SIRVA Ireland; and all of the issued and outstanding shares of the capital stock of SIRVA Group Holdings Limited (collectively, the "Shares"). The approximate carrying amount of assets and liabilities associated with the disposal group as of December 31, 2007 includes cash of $12.0 million, accounts receivable, excluding intercompany, of $68.5 million, property and equipment of $20.3 million, net deferred tax assets of $0.8 million, other assets of $5.8 million, accounts payable and accrued liabilities of $38.3 million, accrued income taxes of $50.8 million, capital lease obligations of $2.8 million, and other long-term liabilities of $22.8 million. The disposal group did not meet the criteria to be classified as held for sale as of December 31, 2007.

        Buyers will provide funding to SIRVA UK, in the form of a loan of up to approximately $10 million, bearing interest at an annual rate of 3% plus the base bank rate of Barclays Bank plc (the "Interim Funding"). The Interim Funding shall be repayable on demand at any time after the earlier of the closing of the Sale, May 29, 2008 (or such other date as may be agreed in writing between Sellers and Buyers), or such earlier date when it becomes apparent that the closing conditions of the Agreement will not be satisfied. On behalf of SIRVA UK, Buyers will also pay approximately $3.2 million to the trustee of the SIRVA UK Pension Scheme on April 5, 2008 (the "Pension Funding Arrangement").

        SIRVA and its affiliates will retain a perpetual, irrevocable license to use the "Pickfords" name and trademark (only for use in combination with "Allied") for an initial royalty payment of $474,000 in 2011, and subsequent annual royalty payments equal to 103% of the previous year's royalty payment. This license will permit SIRVA or one of its subsidiaries to use the "Pickfords" name in 29 countries world-wide, which includes all countries where representatives and franchisees are currently using the "Pickfords" mark. Additionally, for a period of five years following the closing of the Sale, Allied Van Lines, Inc., will license the "Allied" name and trademark to The Team Group and Buyers for an annual royalty payment of $225,000 in the first year of the license, which increases to $400,000 in the final year of the license.

        Sellers may terminate the Agreement at any time prior to closing of the Sale, effective immediately, if any action is taken to assert or enforce against Sellers, their holding companies or any of their subsidiaries any claim or liability (including under the Pension Funding Arrangement and including any objection or opposition to confirmation of SIRVA's plan of reorganization proposed by the trustees of the SIRVA UK Pension Scheme, the applicable UK pension regulator or any other person or entity acting on their behalf) or the Buyers breach their obligation to provide the Interim Funding.

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 23. Subsequent Events (Continued)

        The closing of the Sale is subject to certain closing conditions, including the receipt of regulatory, court and other approvals. For a period of three years following the Sale, Sellers and their affiliates will be subject to a non-compete covenant prohibiting them from engaging in a competing business in the United Kingdom and the Republic of Ireland. In addition, the Sellers agreed not to use in the ordinary course of business certain trade names (including "Pickfords"), other than in jurisdictions where the Pickfords marks are not owned by the Buyers, SIRVA Ireland or SIRVA Group Holdings Limited and pursuant to the license agreements described above. Sellers and Buyers will enter into a transitional services agreement to facilitate a transition of the businesses following completion of the Sale.

Note 24. Selected Quarterly Financial Data (Unaudited)

        The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the table below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share amounts)
2007
Revenues	$855.4	$1,105.0	$1,171.6	$837.9
Gross margin	67.3	83.9	96.7	52.7
Operating (loss) income from continuing operations	(24.7)	7.7	4.2	(404.7)
Interest expense, net	15.1	15.7	18.9	16.0
Loss from continuing operations	(29.6)	(5.1)	(10.4)	(367.1)
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.4)
Net loss	(29.6)	(5.2)	(10.4)	(367.5)
Basic and diluted loss per share:
Loss from continuing operations	$(0.40)	$(0.07)	$(0.15)	$(4.83)
Loss from discontinued operations	—	—	—	—
Net loss	(0.40)	(0.07)	(0.15)	(4.84)
2006
Revenues	$757.6	$1,030.5	$1,165.2	$912.0
Gross margin(1)	64.4	88.1	111.4	78.6
Operating (loss) income from continuing operations	(22.4)	6.2	22.3	(5.6)
Interest expense, net	10.2	11.6	13.9	15.5
Loss from continuing operations	(32.5)	(4.4)	(2.6)	(19.1)
Income (loss) from discontinued operations, net of tax	4.4	(1.4)	—	1.0
Net loss	(28.1)	(5.8)	(2.6)	(18.1)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.44)	$(0.06)	$(0.04)	$(0.26)
Income (loss) from discontinued operations	0.06	(0.02)	—	0.01
Net loss	(0.38)	(0.08)	(0.04)	(0.24)

(1)
In the fourth quarter of 2006, certain net facility expenses in Moving Services Europe were reclassified from general and administrative expense to other direct expense. Management believes these costs are more appropriately classified in other direct expense. Costs of $1.8 million,

SIRVA, INC.

Notes to the Consolidated Financial Statements (Continued)

Note 24. Selected Quarterly Financial Data (Unaudited) (Continued)

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

  2007

        In the third and fourth quarters, the Company incurred expenses of $1.6 million and $2.7 million, respectively, related to the evaluation of strategic alternatives.

        In the fourth quarter, the Company incurred a legal charge of $3.0 million for the European Commission antitrust fine.

        In the fourth quarter of 2007, the Company recorded an impairment charge on goodwill and trade names totaling $376.4 million. In the third quarter of 2007, an impairment of $12.0 million was recorded for trade names. See Note 7 "Goodwill and Intangible Assets" for more information.

        In the first and third quarters of 2007, the Company recorded restructuring expense of $3.4 million and $1.4 million, respectively, primarily related to severance as a result of the sale of the continental Europe moving services operations. See Note 19 "Restructuring Expense" for more information.

        In the first quarter of 2007, the Company recognized a gain of $3.6 million on the sale of its continental Europe moving services operations. An additional gain on the sale was recorded in the third quarter and a loss on the sale of $0.9 million was recorded in the fourth quarter. See Note 20 "Gain on Sale of Businesses, Net" for more information.

        In the second quarter of 2007, a debt extinguishment net gain of $4.1 million was recorded. See Note 9 "Long-term Debt" for more information.

  2006

        In the first quarter of 2006, legal charges of $5.6 million for settlement costs related to the securities class action complaint and $2.7 million for the anticipated settlement of the outstanding OOIDA litigation were recognized. See Note 16 "Commitments and Contingencies" for more information.

        In the first and third quarters of 2006, debt extinguishment charges of $1.0 million and $9.5 million, respectively, were recorded. See Note 9 "Long-term Debt" for more information.

        In the fourth quarter of 2006, the Company recognized a gain of $11.2 million on the sales of various properties in the United Kingdom.

        In the first quarter of 2006, gain on disposal, net of tax, of $7.8 million was recorded in discontinued operations for the sale of the Business Services Division in the United Kingdom and Ireland. See Note 21 "Discontinued Operations" for more information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007, the end of the period covered by this report.

        The Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms or (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") entitled Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The Company's internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        No changes in the Company's internal control over financial reporting have occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The following material weakness reported in Management's Report on Internal Control Over Financial Reporting in the Company's Form 10-K for the year ended December 31, 2006 has been remediated and the internal controls to which it relates were deemed to be operating effectively as of December 31, 2007. The following summarizes the remediation actions:

Remediation Completed

1)
Reconciliation of the pension accounts at its U.K. subsidiary.    During 2007 controls were established to ensure the liability for pension benefit obligations, accumulated other comprehensive income (loss) and comprehensive income (loss) were properly stated for its U.K. subsidiary.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers.

        Except as set forth below, the following table sets forth certain information with respect to our directors and executive officers as of March 1, 2008.

Name	Age	Position
Robert W. Tieken	68	Director, President and Chief Executive Officer
John R. Miller	70	Director, Chairman of the Board of Directors
Frederic F. Brace	50	Director
Robert J. Dellinger	47	Director
Thomas E. Ireland	58	Director
General Sir Jeremy Mackenzie	67	Director
Joseph A. Smialowski	59	Director
James J. Bresingham	39	Senior Vice President and Chief Financial Officer
Timothy P. Callahan	45	Senior Vice President, Global Sales
Douglas V. Gathany	52	Senior Vice President, Treasurer and Investor Relations
Rene C. Gibson	41	Senior Vice President, Human Resources
Michael B. McMahon	44	President, Global Relocation Services
Daniel P. Mullin	48	Chief Accounting Officer
Kevin D. Pickford	50	President and Managing Director, Europe
Eryk J. Spytek	39	Senior Vice President, General Counsel and Secretary
Michael T. Wolfe	37	President, Moving Services North America

        Robert W. Tieken has served as SIRVA's President and Chief Executive Officer since August 2007 and as a director of SIRVA since July 2006. Mr. Tieken served as Interim Chief Executive Officer from April 2007 until August 2007 and as the Chairman of the Audit Committee from December 2006 until March 2007. Mr. Tieken was the Executive Vice President and Chief Financial Officer of The Goodyear Tire & Rubber Company from 1994 until his retirement in May 2004. He serves as a director and chair of the audit committee of Graphic Packaging Corporation.

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

        Frederic F. Brace became a director of SIRVA in August 2004 and currently serves as Chairman of the Board's Audit and Finance Committees. He has been Executive Vice President and Chief Financial Officer of UAL Corporation (United Airlines) since August 2002. Before assuming his current position, he had been United's Senior Vice President and Chief Financial Officer from September 2001 to August 2002, and its Senior Vice President—Finance and Treasurer from July 1999 to September 2001. Mr. Brace is also a director of United Air Lines, Inc.

        Robert J. Dellinger became a director of SIRVA in March 2003. Since October 2005, Mr. Dellinger has been Executive Vice President and Chief Financial Officer of Delphi Corporation, a supplier of automotive systems and components. In October 2005, Delphi Corporation filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. From June 2002 to October 2005, Mr. Dellinger served as Executive Vice President and Chief Financial Officer of Sprint Corporation, a global communications company, where he also was Executive Vice President—Finance from April 2002 to June 2002. Before joining Sprint, Mr. Dellinger served as President and Chief Executive Officer of GE Frankona Re based in Munich, Germany with responsibility for the European operations of General Electric's Employers Reinsurance Corporation, a global reinsurer, from 2000 to 2002.

        Thomas E. Ireland became a director of SIRVA in January 2007. Mr. Ireland was a principal of Clayton, Dubilier & Rice, Inc., a private equity investment firm, until his retirement in July 2007. Prior to joining Clayton, Dubilier & Rice, Inc. in 1997, Mr. Ireland was a Senior Managing Director at Alvarez & Marsal, a management consulting services firm.

        General Sir Jeremy Mackenzie, GCB OBE DL became a director of SIRVA in June 2003 and currently serves as the Chairman of the Board's Nominating and Governance Committee. Sir Jeremy retired from the British Army in 1999, after a long, decorated career, and served as the Governor of the Royal Hospital Chelsea from 1999 to October 2006, U.K. advisor to the governments of Slovenia and Bulgaria, and for the Department of International Development, to Uganda, and Deputy Lord Lieutenant of London. Sir Jeremy serves as a director of SELEX Communications Limited.

        Joseph A. Smialowski became a director of SIRVA in July 2006 and currently serves as Chairman of the Board's Compensation Committee. Mr. Smialowski served as the Executive Vice President of Operations and Technology of Freddie Mac, a real estate financing company, from December 2004 until his retirement in December 2007. Before that, he was a consultant for New Frontier Partners, a strategic consulting and business development firm, from April 2004 to December 2004, Executive Vice President at Fleet Boston Financial, a financial services company, from 1998 to April 2004, and Chief Information Officer at Sears, Roebuck and Co. from 1993 to 1998.

        James J. Bresingham joined our company in July 2004 and has served as Senior Vice President and Chief Financial Officer since November 2007. Prior to that, Mr. Bresingham was Executive Vice President—Chief Accounting Officer since January 2006 and acting Chief Financial Officer since June 2007. Mr. Bresingham was Vice President of Business Development from July 2004 to December 2005. Prior to joining us, Mr. Bresingham was Director of Business Development at Sears, Roebuck & Co., a broadline retailer, from 2001 until June 2004. He spent the previous seven years with PricewaterhouseCoopers LLP in various auditing and transaction services roles.

        Timothy P. Callahan joined our company in May 2002 and has served as Senior Vice President, Global Sales since September 2005. Mr. Callahan joined us after our May 2002 purchase of the relocation services business of Cooperative Resource Services ("CRS"). From 1998 to May 2002, Mr. Callahan served CRS as Senior Vice President with responsibility for all sales, marketing and public relations. Mr. Callahan served as our Executive Vice President, Sales from May 2002 to March 2005 and as Senior Vice President, Sales and Marketing from March 2005 to September 2005.

        Douglas V. Gathany has served as Senior Vice President, Treasurer and Investor Relations since December 2007. Prior to that, he was Vice President, Treasurer since June 2001 when he joined our company. Prior to joining our company, Mr. Gathany served in various positions with Montgomery Ward, a retail merchandising organization, since 1979, including as Vice President-Treasurer from 1996 to 2001.

        René C. Gibson joined our company in May 2005 and has served as Senior Vice President, Human Resources since May 1, 2007. Prior to that, Ms. Gibson served as Vice President of Human Resources since October 2006 and Director of Human Resources from May 2005 to October 2006. Prior to joining us, Ms. Gibson was at PepsiAmericas where she served in various different human resources leadership roles, including Project Manager at corporate headquarters and Chicago Regional Human Resources Manager, since April 2002. Ms. Gibson has over twenty years of human resources experience.

        Michael B. McMahon joined our company in April 2004 and has served as President, Global Relocation Services since May 1, 2007. Mr. McMahon also served as President, Moving Services North America from April 2004 until April 2007 and continued to have responsibility for Moving Services North America until December 2007 when his successor was appointed. Prior to joining us, Mr. McMahon was General Manager, Product & Asset Management for GE Capital—Rail Services from June 2003 to March 2004 and its Chief Financial Officer from July 2001 to June 2003.

        Daniel P. Mullin has served as Chief Accounting Officer since August 2007. He joined SIRVA in January 2006 as Vice President—Financial Reporting and Corporate Accounting. Prior to joining SIRVA, Mr. Mullin was Director of Financial Reporting at Anixter International Inc., a distributor of communication products, electrical and electronic wire and cable, and fastener and other small parts, from 1998 until January 2006.

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

        Michael T. Wolfe joined our company in November 2000 and has served as President, Moving Services North America since December 2007. Mr. Wolfe also served as Vice President/General Manager of SIRVA's International Moving Services Division from September 2006 until November 2007, Vice President of Finance, Moving Services North America and Corporate Financial Planning and Analysis from January 2006 to August 2006, Vice President, Global Internal Audit from May 2003 to January 2006, Vice President of Finance, International from March 2002 to May 2003, and Controller, International from November 2000 to March 2002. Prior to joining us, Mr. Wolfe held various financial leadership positions at AGI, Inc., Vysis, Inc. and Headstrom, Inc.

        There are no family relationships among our executive officers and directors. Pursuant to the terms of the purchase agreement, dated September 25, 2006, among us, ValueAct Capital Master Fund, L.P. ("ValueAct Capital") and MLF Offshore Portfolio Company, L.P., we issued to ValueAct Capital one share of our series A preferred stock on September 29, 2006. Under the terms of the certificate of designations for the series A preferred stock, as long as the holder holds at least 6,000 shares of our Convertible Preferred Stock, it may elect two directors to our Board of Directors (the "Designated Directors"), as well as remove or replace such Designated Directors. The Designated Directors are a separate single class of directors and their terms are not divided into classes or staggered. If at any time the holder ceases to hold at least 6,000 but continues to hold 3,000 shares of Convertible Preferred Stock, the number of Designated Directors will be permanently reduced to one, the terms of both Designated Directors will immediately terminate and the holder may elect, remove or replace one Designated Director. Finally, if at any time the holder ceases to hold at least 3,000 shares of Convertible Preferred Stock (the "Trigger Time"), the number of Designated Directors will be permanently reduced to zero and the terms of any Designated Directors will immediately terminate and the holder will not be entitled to elect any Designated Directors. On and after the Trigger Time, we may redeem the series A preferred stock for $1.00.

        Although ValueAct Capital had elected Kelly J. Barlow and Peter H. Kamin to the Board of Directors as Designated Directors in accordance with the terms of the series A preferred stock,

Messrs. Barlow and Kamin resigned from the Board of Directors in December 2007. Other than pursuant to the terms of our series A preferred stock, there are no arrangements or understandings between any executive officer or director and any other person pursuant to which the executive officer or director was elected.

Audit Committee of the Board of Directors

        We have a separately designated standing audit committee established in accordance with the rules of the SEC and the NYSE. The Audit Committee has responsibility for, among other things:

  •
  assisting the Board of Directors in monitoring:

  •
  the quality of our financial reporting and other internal control processes,

  •
  the quality and integrity of our financial statements,

  •
  the independent auditor's qualifications and independence,

  •
  the performance of our internal audit function and independent auditors, and

  •
  our compliance with legal and regulatory requirements and our code of conduct; and

  •
  preparing the report of the Audit Committee required to be included in our annual proxy statement under the rules of the SEC.

        Mr. Tieken served as Chairman of the Audit Committee from December 2006 until March 8, 2007, when he was appointed Interim Chief Executive Officer (effective as of April 1, 2007) and resigned from the committee. At that time, Mr. Brace became Chairman of the Audit Committee. The Audit Committee also included Messrs. Dellinger, Jackson and Smialowski. Mr. Jackson resigned from the Board of Directors and Audit Committee in September 2007. The Board of Directors has determined that all members of the Audit Committee are independent under both NYSE and SEC rules. The Board of Directors has also determined that each member of the Audit Committee is financially literate within the meaning of the NYSE listing standards.

        In addition, the Board of Directors has determined that Messrs. Dellinger and Brace are audit committee financial experts for purposes of the SEC rules, and that each of them has accounting or related financial management expertise for purposes of NYSE listing standards. Although designated as audit committee financial experts, Messrs. Dellinger and Brace are not accountants for SIRVA and, under SEC rules, are not "experts" for purposes of the liability provisions of the Securities Act or for any other purpose. Messrs. Dellinger and Brace do not have any responsibilities or obligations in addition to those of the other Audit Committee members; all Audit Committee members have identical duties and responsibilities.

Nomination Procedures

        There have been no material changes to the procedures by which SIRVA stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of SIRVA common stock to file reports with the SEC regarding their ownership and changes in ownership of our common stock. We believe that during 2007, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and executive officers.

Code of Ethics

        We have adopted a Code of Business Conduct, which is available free of charge on our corporate website at www.sirva.com and can be found by clicking on "For Investors," then "Corporate Governance," and then "Code of Conduct." We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting amendments to, or waivers from, any provision of our Code of Business Conduct that apply to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on our website at the address above. SIRVA's website and the information contained therein or incorporated therein are not part of this annual report nor incorporated by reference in this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

        The Compensation Committee ("Committee") of SIRVA's Board of Directors ("Board") is responsible for establishing, implementing and monitoring adherence with SIRVA's compensation philosophy and objectives, which are described below. The Committee is also responsible for ensuring that the total compensation paid to SIRVA's "Named Executive Officers" and our other executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our Named Executive Officers are similar to those provided to our other executive officers.

        For 2007, SIRVA's "Named Executive Officers" and their titles are:

  •
  Robert W. Tieken, President and Chief Executive Officer

  •
  Brian P. Kelley, Former President and Chief Executive Officer

  •
  James J. Bresingham, Senior Vice President and Chief Financial Officer

  •
  J. Michael Kirksey, Former Senior Vice President and Chief Financial Officer

  •
  Michael B. McMahon, President, Global Relocation Services

  •
  Kevin D. Pickford, President and Managing Director, Europe

  •
  Timothy P. Callahan, Senior Vice President, Global Sales

        While our Named Executive Officers include Mr. Kelley, as required under applicable SEC rules, he resigned as our President and Chief Executive Officer and as a member of the Board effective April 1, 2007. Since that time, Mr. Tieken has served as our President and Chief Executive Officer, initially as interim Chief Executive Officer from April 1, 2007 until August 9, 2007. In addition, our Named Executive Officers include Mr. Kirksey, as required by applicable SEC rules, whose employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007. Mr. Bresingham has served as our Senior Vice President and Chief Financial Officer since November 11, 2007 and, prior to that time, he served as acting Chief Financial Officer from June 7 to November 10, 2007.

        Although SIRVA experienced a slight increase of revenues to $3,969.9 million, up 2.7% compared to fiscal year 2006, fiscal year 2007 was a difficult year for SIRVA. Our stock price was down 97% over the previous year, and it was delisted from the NYSE. In addition, all of our existing equity is expected to be canceled in connection with the Chapter 11 Cases (please see "Item 1. Business" and "Item 1A. Risk Factors" for a description of our delisting from the NYSE and the Chapter 11 Cases). As a result and as more fully described below, SIRVA's compensation components for 2007 continued to focus on cash and short-term incentives to reward and retain its associates, including the Named Executive Officers.

Compensation Philosophy and Objectives

        SIRVA's compensation philosophy is that pay should be linked directly to, and highly differentiated as a result of, the success of SIRVA and its business segments (please see "Item 1. Business" for a description of our business segments), teams and associates, as well as associate retention. Compensation design should foster a true meritocracy and should also be guided by, and supportive of, SIRVA's Leadership Traits and Core Values. We believe that our success is dependant on each and every associate, particularly the Named Executive Officers, demonstrating these traits and embodying these values in everything that they do. Our Leadership Traits and Core Values are:

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

Setting Executive Compensation

        The Committee has designed SIRVA's compensation programs to motivate the Named Executive Officers and our other executive officers to achieve and exceed goals set by the Committee that are reflective of our Leadership Traits and Core Values and to retain these individuals. To assist the Committee in setting these goals, and monitor and review compensation levels and opportunities, the Committee has the ability to hire outside consultants and may terminate such consultants as necessary. In connection with this ability, effective as of September 12, 2007, the Committee replaced its prior outside compensation consulting firm with a new firm, Exequity, LLP (the "Compensation Consultant"). The Committee engaged the Compensation Consultant because it desired to obtain a new perspective on overall compensation design and opportunities from a compensation consultant with experience in addressing issues similar to SIRVA's. The Compensation Consultant provides the Committee with, among other things, relevant market data and alternatives to consider when setting compensation levels and opportunities for the Named Executive Officers and our other executive officers. All of the Compensation Consultant's work is performed at the direction of the Committee. Certain members of SIRVA's management are involved in the work performed by the Compensation Consultant, and do so only at the direction of the Committee. Management does not retain an outside executive compensation consulting firm.

        To assist it in making compensation decisions, the Committee has historically compared each element of total compensation against the compensation elements used by a peer group of publicly-traded companies of similar size to SIRVA, which are either direct business competitors (i.e., moving services, human resource outsourcing services, or mortgage/title/closing services) or companies that have one or more of the following characteristics: business-to-business service provider; significant international operations; marketing, sales and account management focus; and/or customer service orientation (collectively, the "Compensation Peer Group"). The Committee annually reviews the Compensation Peer Group to determine if additions and/or deletions to the Compensation Peer Group are necessary. The companies comprising the Compensation Peer Group for 2007 were ADESA, Inc.,

AMERCO, The Brink's Company, Choicepoint, Inc., Cintas Corporation, Convergys Corporation, Dollar Thrifty Automotive Group, Inc., Equifax Inc., Fiserv Inc., Hewitt Associates, IndyMac Bancorp, Inc., J.B. Hunt Transportation Services, Inc. and Landstar System, Inc.

        The Committee does not have pre-established policies or targets for the allocation between either cash or equity, or short-term or long-term incentives, but instead annually determines the proper mix in light of SIRVA's compensation philosophy and objectives. To attract and retain experienced talent, the Committee generally sets base salary for Named Executive Officers and our other executive officers at the 50th percentile of the base salary paid to similarly situated executives of the Compensation Peer Group. Total target cash compensation, comprised of base pay plus target annual bonus, has been generally set for Named Executive Officers and other executive officers at the 75th percentile. Variations to these percentiles may occur due to the experience level of the individual and market factors, including the availability of experienced personnel for that position, competitive market data, and industry trends. Actual compensation paid to the Named Executive Officers and our other executive officers can fall below or exceed target levels depending upon the financial results of SIRVA and its business segments, and team and individual performance.

Role of Executive Officers in Compensation Decisions

        Our Chief Executive Officer and our Senior Vice President of Human Resources annually review the performance of each Named Executive Officer and our other executive officers (other than the Chief Executive Officer, whose performance is reviewed by the Committee after seeking input from the Board. Following the Committee's review, the Committee seeks ratification of its review of the Chief Executive Officer's performance from the independent members of the Board).

        Following that process, in March of each fiscal year, the Senior Vice President of Human Resources presents a performance review to the Board. During this review, succession planning is also considered, as well as strengths and development opportunities for the Named Executive Officers and our other executive officers. During this time, the Committee also determines annual bonus opportunities for the Named Executive Officers and our other executive officers, and the performance objectives for SIRVA, its business segments, and team and individual performance.

        In June, our Senior Vice President of Human Resources presents to the Committee a competitive compensation review, along with relevant market compensation data and proposed adjustments to base salary and equity compensation levels and opportunities for the Named Executive Officers and our other executive officers. The Committee then considers all information presented, makes its decisions for the Named Executive Officers and our other executive officers, and seeks the ratification of the independent members of the Board on our Chief Executive Officer's compensation.

2007 Executive Compensation Components

        For SIRVA's fiscal year ended December 31, 2007, the principal components of compensation for the Named Executive Officers were base salary, annual bonuses and commissions, retention awards, long-term incentives, retirement and other separation benefits, and perquisites and other benefits.

        Although not the original intent, SIRVA's compensation components for 2007 continued to focus on cash and short-term incentives to reward and retain its associates, including the Named Executive Officers. This is because, even though SIRVA became current in its financial reporting with the SEC during 2007, such that it was able to grant equity to its associates, including the Named Executive Officers, the value of that equity was materially diminished by our delisting from the NYSE. The equity is also expected to be canceled in connection with the Chapter 11 Cases (please see "Item 1. Business" and "Item 1A. Risk Factors" for a description of our delisting from the NYSE and the Chapter 11 Cases).

        As originally designed and on average, base salary would have comprised approximately 40% of the pay mix for the Named Executive Officers who are employed by SIRVA, with approximately 47% of the pay mix allocated to annual bonuses (at target), commissions (at target) and retention awards, and approximately 4% allocated to long-term incentives (using the amounts recognized for financial statement reporting purposes under FAS 123(R)). Perquisites and other personal benefits would have comprised approximately 9% of the pay mix. However, because of our delisting, on average, base salary comprised approximately 61% of the pay mix for the Named Executive Officers who are employed by SIRVA, with approximately 26% of the pay mix allocated to annual bonuses, commissions and retention awards. Perquisites and other personal benefits comprised approximately 13% of the pay mix.

Base Salary

        SIRVA provides the Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year at a threshold level. As noted above, base salary levels are (and were for 2007) determined as part of SIRVA's performance review process. The key factors for assessing an individual's performance for 2007 included the achievement of goals and objectives established by the Committee, and/or continued demonstration of SIRVA's Leadership Traits and Core Values.

        In connection with the performance review process, a base salary range for 2007 was determined for each Named Executive Officer based on his position and level of responsibility through the use of market data. Also considered was an internal review of the Named Executive Officer's compensation, both individually and relative to other executive officers, as well as examining compensation levels upon an individual's promotion or other change in job responsibility and need to retain associates, including the Named Executive Officers. Base salary ranges were designed so that base salary for a given position was between 80% and 120% of the midpoint of each range. Once a base salary range was determined, the Committee then determined the appropriate base salary for each Named Executive Officer.

        The Committee has not yet established the Named Executive Officers' base salaries for 2008 and, therefore, they currently continue at their 2007 levels.

Annual Bonuses and Commissions

        SIRVA grants annual bonus opportunities to the Named Executive Officers under its Management Incentive Plan ("MIP"). For 2007, the annual bonus opportunity for each of our Named Executive Officers as a percentage of base salary was targeted at: Mr. Tieken (100%), Mr. Bresingham (75%), Mr. McMahon (80%), Mr. Pickford (75%) and Mr. Callahan (37.5%). Mr. Kelley did not participate in the MIP due to his termination of employment. Mr. Kirksey was not eligible for a payout under the MIP because SIRVA had not achieved the minimum performance thresholds at the time of his termination of employment, as required under his employment agreement.

        The MIP gives the Committee latitude to design annual bonus opportunities that promote the achievement of corporate goals, the growth of stockholder value, and the participation in the growth and profitability of SIRVA by the Named Executive Officers. The Committee does this by establishing multiple performance objectives under the MIP for each Named Executive Officer. Additionally, one of our Named Executive Officers, Timothy P. Callahan, also participates in our Global Sales Leader Compensation Plan, which is a commission-based plan and is more fully described below.

        In March 2007, the Committee set minimum, target and maximum levels for each of the performance objectives under the MIP and designed annual bonus opportunities so that Named Executive Officers could receive significant rewards for superior performance, smaller payments for performance that exceeded threshold levels but did not satisfy target levels, and no payments for performance that did not exceed threshold levels.

        For 2007, a Named Executive Officer's annual bonus opportunity was based upon achievement of performance objectives relating to SIRVA's Operating Income, business segment Operating Income and Corporate Cash objectives, and individual goals and objectives, with each such component accounting for 20%, 40%, 30% and 10%, respectively, of the annual bonus opportunity. SIRVA's Operating Income is defined as gross profit minus operating expenses. It measures the pre-tax, pre-interest profit from SIRVA's operations, and was selected because it ensured that all eligible associates share in the performance of the overall Company and provided a link from each individual operating segment back to the total performance of the Company. Business segment Operating Income is defined as the applicable business gross profit minus operating expenses. It was selected because it ensured that eligible participants focused on the efficient and profitable execution of operations for the business segment for which they work. Corporate Cash is defined as cash earnings (EBITDA) from continuing operations adjusted for net changes in working capital (including relocation financing facilities), net changes in other assets and liabilities, and capital expenditures. Corporate Cash does not include extraordinary items such as the sale of continental Europe moving operations (and the related fees and expenses), pension fund contributions, legal settlements, or other one-time, non-recurring items. Corporate Cash was selected because as debt continued to climb, it was critical to the Company that any excess spend was limited and cash was used to ensure the ongoing operation of the Company. Individual goals and objectives are determined when the other performance objectives are determined, are unique to each participant, and are objective in nature. These goals and objectives are specific tasks that will help achieve the financial goals of the MIP. In addition, the Committee may reduce a Named Executive Officer's annual bonus opportunity based upon individual performance against SIRVA's Leadership Traits and Core Values as described above under the heading "Compensation Philosophy and Objectives" when exercising its negative discretion under the MIP.

        As required by the MIP, following receipt of SIRVA's financial results for 2007, the Committee assessed SIRVA's performance against each performance objective by comparing the actual fiscal year results to the predetermined minimum, target and maximum levels for each objective. An overall percentage amount for the total corporate performance objective is then calculated.

        The performance objectives for fiscal year 2007 were (in millions):

	Minimum	Target	Maximum
SIRVA's Operating Income	$17	$36	$47
Business Segment Operating Income
Global Relocation	$16.0	$24.0	$28.0
North American Moving Services	$19.0	$21.0	$24.0
European Union Moving Services	$0.0	$3.0	$4.0
Asia Pacific Moving Services	$4.0	$5.0	$6.0
Corporate Cash	$66	$89	$100

        SIRVA failed to meet any of the threshold performance objectives for 2007, except in the Asia Pacific Moving Services business segment. That business segment had Operating Income of approximately $8.2 million. Accordingly, annual bonuses were paid for 2007 to Messrs. Bresingham and Callahan as they were the only Named Executive Officers whose MIP eligibility was partially based on the Asia Pacific Moving Services business segment. As "corporate" employees, these individuals were only eligible for a pro-rated portion of the business segment Operating Income (i.e., 5% of the 40% business segment Operating Income was based on the Asia Pacific Moving Services business segment). These amounts are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Although Mr. Tieken would have received a bonus under the MIP, he was entitled to a greater bonus for 2007 under the terms of his employment agreement with us. SIRVA agreed to provide this guaranteed bonus to Mr. Tieken in order to entice him to come out of retirement and assume the role of our permanent Chief Executive Officer. This amount is reported in the Bonus column of the Summary Compensation Table, and Mr. Tieken's employment agreement with us is described under the below heading "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table". We also paid a transaction bonus to Mr. Pickford for the successful completion of the sale of our continental European moving services operations. The Committee paid this bonus to Mr. Pickford as a reward for his significant role in this transaction. This amount is also reflected in the Bonus column of the Summary Compensation Table.

        Mr. Callahan also participated in SIRVA's Global Sales Leader Compensation Plan, which provided him with additional annual compensation of 37.5% (at target) of his base salary. This plan is a commission-based plan that targets sales and operational metrics. Commissions were paid based on the achievement of budgeted "eligible home sale transactions", budgeted "domestic moving volume" and budgeted "international moving volume" (as each such term is defined below), with each component accounting for 60%, 35% and 5% of the target, respectively. Mr. Callahan received $93,126 under this plan for 2007, which is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. "Eligible home sale transactions" are actual home sale closing, home sale assistance and home finding transactions. This measure was selected because an increase in home sales transactions was evidence of executing against our strategy of growth and customer acquisition. "Domestic moving volume" is the actual number of household goods shipments originating in the United States with a final destination in the United States, from either of our northAmerican or Allied van lines, generated by corporate accounts in excess of budget. "International moving volume" is the actual number of household goods shipments either originating from the United States with a final destination in another country or originating from another country with the final destination in the United States from either of our northAmerican or Allied van lines, generated by corporate accounts in excess of budget. Both the domestic moving and international moving measures were selected because, as the Senior Vice President of Global Sales, Mr. Callahan has a direct impact in the number of moves, both domestic and international, that are generated by corporate accounts. Moving volume has the most direct and biggest impact on the financial results for SIRVA's moving services business segments.

        The Committee has not yet established the 2008 bonus opportunities for the Named Executive Officers, or the 2008 target performance objectives. However, the Committee believes that the target performance objectives in any given year should not be easily achievable and would not typically be achieved all of the time. As for obtaining the maximum performance objectives, the Committee believes that this would typically be achieved less often than the target performance objectives. However, the Committee recognizes that the likelihood of achievement of the performance objectives in any given year may be different, and believes that the payment under the MIP should be appropriate for the performance, regardless of how often it may happen.

Retention Awards

        For 2007, the Committee approved and paid individual retention awards to Messrs. Bresingham, McMahon, and Callahan. The awards are designed to reward these executives, who the Board has determined are critical to SIRVA, for remaining with SIRVA and fulfilling their responsibilities through the date of the award. Two factors were used in determining the amount of award for each individual. First, individual MIP targets were reviewed against the discretionary awards paid in lieu of the 2006 MIP payments. Then, the difference between those payments and the MIP targets were adjusted based on individual contribution to the business and importance to the ongoing operation of the business. These amounts are reflected in the Bonus column of the Summary Compensation Table. The Committee does not anticipate making additional retention awards to the Named Executive Officers during 2008.

Long-Term Incentives

        For the first time in several years, SIRVA was able to grant long-term incentives to its associates, including the Named Executive Officers. This is because SIRVA became current in its SEC reports during 2007. The Committee made these grants during September 2007 since it was the first time reasonably practicable after our becoming current that the Committee could grant long-term incentives. However, shortly after the grant of these long-term incentives, its value was materially diminished due to our delisting from the NYSE. The long-term incentives are expected to be canceled in connection with the Chapter 11 Cases. In addition, due to our bankruptcy, we do not know when we will be able to grant long-term incentives again (and, therefore, we do not have any formal equity ownership guidelines). As a result, the below discussion reflects the Committee's process and rationale for granting long-term incentives during 2007, even though events have materially diminished the value of these long-term incentives.

        We believe that long-term incentives in the form of equity-based awards align the interests of our associates, including the Named Executive Officers, with those of our stockholders for periods greater than the single year focus of the MIP. They also provide an opportunity for increased equity ownership by associates and encourage associate retention. In making equity-based awards during 2007, the Committee also considered the associate's level of responsibility, prior experience, individual performance, and market data for the particular position. For 2007, these long-term incentives consisted of stock options and restricted stock.

        We do not backdate stock options, or grant stock options or restricted stock retroactively. In addition, we do not purposely schedule stock option or restricted stock awards prior to the disclosure of favorable information or after the announcement of unfavorable information.

  Stock Options

        Stock options only reward an associate for the increase in our stock price during the holding period. Stock options represent the high-risk component of our long-term incentives, as the potential value of each stock option can fall to zero if the price of our stock is lower than the exercise price.

        The size of stock option grants for the Named Executive Officers is based primarily on the target dollar value of the award, translated into a number of option shares based on the estimated economic value of the award using the Black-Scholes option pricing formula. When determining the size of a stock option grant, the Committee does not take into account prior equity holdings because nearly all of our previously granted long-term incentives did not (and do not) have any value. All stock options granted to associates are non-qualified stock options under the Internal Revenue Code.

        As noted above, in September 2007, the Committee approved grants of stock options to certain associates of the Company, including certain of the Named Executive Officers. The stock options granted to the Named Executive Officers are reflected below in the Grants of Plan Based Awards Table. All of the stock options granted in September 2007 had an exercise price equal to the closing date fair market value of our stock on the grant date and were granted under our Omnibus Stock Incentive Plan, which was previously approved by our shareholders. The stock options granted to the Named Executive Officers and to certain associates vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant date. This vesting schedule was selected due to its prevalence in the market place, with approximately 40% of companies using this particular vesting schedule. The stock options granted to certain of our other associates vest over two years, at a rate of 50% per year, beginning on the first anniversary of the grant date. This modified vesting schedule was generally applied to stock options granted to associates who were hired during the period in which we were not current in our SEC reports. The decision was made to use an accelerated vesting schedule for all new hires who were offered stock options as part of their employment offer. This accelerated schedule allowed these individuals to receive vesting of their options that would have been more in line with what the vesting would have been if SIRVA had been able to grant such options at the time of their hire. All of our stock options expire seven years from the grant date. The terms of the stock options upon termination (including forfeiture and repayment provisions) and change in control are described below under the heading "Potential Payments Upon Termination or Change-In-Control". The termination provisions applicable to stock options, such as continued vesting in certain situations, are designed to attract and retain superior associates by protecting them against the risk of termination before their stock options may vest. In addition, certain provisions applicable upon a change in control allow an associate to share in the value they have created for shareholders upon consummation of a change in control transaction.

  Restricted Stock

        Restricted stock awards provide an associate with shares of our common stock, which the recipient may vote and for which he may receive dividends during the vesting period. The Committee grants these awards for retention purposes. The size of restricted stock awards for the Named Executive Officers is based primarily on the target dollar value of the award, translated into a number of shares based on the closing date fair market value of our shares as reported on the NYSE until our delisting. When determining the size of a restricted stock award, the Committee does not take into account prior equity holdings because nearly all of our previously granted long-term incentives did not (and do not) have any value.

        As noted above, in September 2007, the Committee approved grants of restricted stock to certain Named Executive Officers, which are reflected below in the Grants of Plan Based Awards Table. These restricted stock awards were granted under our Omnibus Stock Incentive Plan, which was previously approved by our shareholders. An associate vests in his or her restricted stock vest over five years, at a rate of 20% per year, beginning on the first anniversary of the grant date, after which the associate may freely transfer the shares. Although this vesting schedule is at the lower end of market prevalence for vesting of restricted stock, the Committee felt it was important to extend the vesting period so as to act as a retention mechanism for these individuals. The terms of the restricted stock awards upon termination (including forfeiture and repayment provisions) and change in control are described below under the heading "Potential Payments Upon Termination or Change-In-Control". As a tool for retention, the provisions applicable to restricted stock awards are generally designed to protect associates against the risk of termination before their restricted stock may vest.

Retirement and Other Separation Benefits

  Executive Retirement Savings Plan

        SIRVA's Executive Retirement Savings Plan ("ERSP") is a non-qualified retirement savings plan pursuant to which our senior executives, including the Named Executive Officers other than Kevin D. Pickford, who earned greater than $100,000 and were in Executive Salary bands in the previous year, participate. This plan is unfunded and all benefits will be paid from the general assets of SIRVA. SIRVA has established the ERSP to provide additional deferral opportunities to associates to enhance their retirement savings opportunities and to increase retention. During 2007, we allowed our senior executives, including the Named Executive Officers, who participate in the ERSP to make a one-time change to their deferral elections with respect to their own contributions (and not SIRVA's contributions) pursuant to the phase-in provisions of section 409A of the Internal Revenue Code or the "grandfathered" provisions of the ERSP to which section 409A of the Internal Revenue Code does not apply. This plan is described in greater detail under the heading "Non-Qualified Deferred Compensation" below, and the amounts contributed by SIRVA on behalf of the Named Executive Officers or distributed to the Named Executive Officers are reflected in the Registrant Contributions in Last Fiscal Year column of the Non-Qualified Deferred Compensation table.

        In lieu of participation in the ERSP, one of our Named Executive Officers, Mr. Pickford, participates in an Australian superannuation fund, which is a non-qualified retirement savings plan to which SIRVA contributes. This plan is similar to the ERSP, except that this fund's assets are set aside from SIRVA's general assets in a separate account to pay Mr. Pickford's account balance at termination or other distribution event. This fund also provides certain additional death benefits to Mr. Pickford and his beneficiaries. For example, if Mr. Pickford dies or becomes permanently disabled, he (or his beneficiaries) would be entitled to certain additional payments in addition to payment of his account balance. This fund is more fully described below under the heading "Non-Qualified Deferred Compensation", and the amounts contributed by SIRVA on behalf of Mr. Pickford are reflected in the Registrant Contributions in Last Fiscal Year column of the Non-Qualified Deferred Compensation table.

  Post-Termination Compensation

  Senior Executive Severance Plan

        During 2007, the Board approved the SIRVA, Inc. Senior Executive Severance Plan ("Severance Plan"). The Severance Plan is designed to protect certain executive officers, officers and key associates against an involuntary loss of employment, so as to attract and retain the services of such individuals upon whose judgment, interest and special effort the successful conduct of the operations of SIRVA is largely dependent. The Committee also believes that the Severance Plan (as opposed to an individually-negotiated approach) promotes greater consistency in severance benefits and is expected to reduce the overall severance benefits that SIRVA pays. The Severance Plan is administered by the Committee.

        Going forward, it is expected that all senior executives will participate in the Severance Plan. Messrs. Tieken, Bresingham and Callahan are the only Named Executive Officers who currently participate. However, as such, the Severance Plan has superseded these individuals' pre-existing employment agreements and change in control benefits (but does not supersede any confidentiality, proprietary rights and non-solicitation agreement between SIRVA and the individual). The Severance Plan also supersedes any other agreements, plans, programs or arrangements providing severance benefits to an associate by SIRVA.

        Under the Severance Plan, Messrs. Tieken, Bresingham and Callahan are entitled to severance upon termination without "cause" (as defined in the Severance Plan). These individuals are also entitled "change in control" (as defined in the Severance Plan) severance benefits, which are paid pursuant to a double-trigger, meaning that the termination must be without cause or for "good reason" (as defined in the Severance Plan) to receive such benefits after a change in control. However, following a change in control, no individual will receive any benefits under the Plan that exceed his or her "golden parachute" safe harbor amount, as determined under section 280G of the Internal Revenue Code. The filing of the Chapter 11 Cases did not trigger the change in control severance benefits.

        To receive any severance benefits, an individual must execute and deliver a valid and unrevoked general release and separation agreement, and provide his or her cooperation to SIRVA for three years (or longer if required) after termination of employment on an "as needed" basis. In addition, if an individual becomes entitled to benefits under the Severance Plan that continues for longer than the period by which the individual is bound by the non-competition and non-solicitation provisions contained in any confidentiality, proprietary rights and non-solicitation agreement, the period by which the individual is bound by such provisions will be extended to match the period the individual is to receive benefits under the Severance Plan. If an individual fails to cooperate with SIRVA or he breaches any restrictive covenants to which he is then bound, the individual would forfeit any future benefits to be provided under the Severance Plan and be required to repay any and all severance benefits received under the Severance Plan.

        Generally, the Severance Plan may be amended or terminated by the Board. However, any amendment or termination that adversely affects an associate shall not be given any effect until the expiration of one year from the date that he or she is given written notice of the amendment or termination (unless a change of control occurs during such one-year period, in which case such amendment or termination will be void). From and after a change of control, the Severance Plan may not be amended or terminated in a manner that adversely affects an associate. In addition, the Committee may terminate an associate's participation in the Severance Plan at any time. However, such termination will not take effect until the expiration of one year from the date that he or she is given notice thereof, and his or her participation may not be terminated after a change of control.

        The Severance Plan is more fully described below under the heading "Potential Payments Upon Termination or Change-In-Control".

  Employment Agreements

        We have entered into employment agreements with Messrs. McMahon and Pickford. These agreements provide for, among other things, certain payments and other benefits if the Named Executive Officer's employment terminates under certain circumstances, including in the event of a "change in control". See the discussion under the heading "Potential Payments Upon Termination or Change-In-Control" below. Other material provisions are described under the heading "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table". The Committee believes that these agreements are an important part of overall compensation because they help to retain such individuals. The Committee also believes that these agreements are important as a recruitment device, as most of the companies with which we compete for executive talent have similar agreements in place for their senior employees.

Perquisites and Other Benefits

  Perquisites

        SIRVA provides Named Executive Officers with perquisites that the Committee believes are reasonable, consistent with SIRVA's compensation philosophy and objectives, and better enable SIRVA to attract and retain superior individuals for key positions. The Committee periodically reviews and adjusts the levels of perquisites and other personal benefits provided to Named Executive Officers. The value of these personal benefits to the Named Executive Officers for 2007, as calculated under applicable SEC rules, are included in the All Other Compensation column of the Summary Compensation Table.

        For 2007, the Named Executive Officers other than Mr. Pickford were provided an annual car allowance and financial planning assistance, and, in certain instances, an executive physical allowance. The annual car allowance is intended to compensate Named Executive Officers for wear and tear and mileage on personal vehicles when used for SIRVA's business purposes. The financial planning benefit is available to Named Executive Officers to assist them with certain issues, such as retirement planning, estate planning, asset management, tax preparation, and tax and/or wealth preservation planning. In addition, during 2007, SIRVA leased apartments for Mr. Kelley (until his termination), Mr. Tieken (while he was interim Chief Executive Officer), and Mr. Callahan (through June 2007). At the time Mr. Kelley was hired in 2002, because he chose not to relocate to Illinois for personal reasons, SIRVA agreed to lease an apartment for him in lieu of the relocation benefits that he otherwise would have been provided. Mr. Tieken utilized the apartment formerly leased for Mr. Kelley when Mr. Tieken became the interim Chief Executive Officer in April 2007. Upon acceptance of the position of Chief Executive Officer in September 2007, Mr. Tieken assumed personal financial responsibility for the apartment. Mr. Callahan's apartment was provided to him because the relocation businesses, which are the businesses for whose sales he had responsibility during 2007, were based in Cleveland, Ohio, and because at various times through the year, SIRVA required him to be available at its headquarters in

Illinois. The lease on Mr. Callahan's apartment was terminated in June 2007. For 2007, Mr. Pickford was provided with a leased company car in the United Kingdom, a U.K. housing allowance, the storage of household goods in Australia, company-paid airfare to and from Australia and, upon Mr. Pickford's return to Australia, we will pay for the reasonable costs associated with his relocation.

  Other Benefits

        In addition, the Named Executive Officers may participate in Company-wide plans and programs, such as the 401(k) plan (including a Company match through October 2007, when the match was suspended), group medical and dental, vision, long- and short-term disability, group life insurance, accidental death and dismemberment insurance, business travel accident insurance, health care and dependent care spending accounts, retiree medical, and other benefits, in accordance with the terms of the programs.

Tax and Accounting Implications

Deductibility of Executive Compensation

        When setting compensation levels and opportunities, the Committee reviews and considers the deductibility of executive compensation under section 162(m) of the Internal Revenue Code, which provides that a company may not deduct compensation of more than $1,000,000 that is paid to certain Named Executive Officers, unless an exception applies. To ensure that the compensation paid to certain Named Executive Officers under the MIP and our Omnibus Stock Incentive Plan would continue to be deductible, we recently sought and obtained shareholder approval of the MIP and our Omnibus Stock Incentive Plan, including the material terms of the performance goals under the MIP and our Omnibus Stock Incentive Plan. SIRVA believes that the compensation paid under the MIP and our Omnibus Stock Incentive Plan will be generally exempt from section 162(m) of the Code and, therefore, be fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to meet other objectives.

Non-Qualified Deferred Compensation

        On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to non-qualified deferred compensation arrangements. SIRVA believes it is operating in good faith compliance with the statutory provisions, which were effective January 1, 2005. A more detailed discussion of the Company's non-qualified deferred compensation arrangements for the Named Executive Officers is provided above under the heading "Retirement and Other Benefits", and below under the Non-Qualified Deferred Compensation Table.

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

Compensation Committee Report

        The Chairman of the Committee has reviewed and discussed the Compensation Discussion and Analysis with our management. The Committee also has reviewed Compensation Discussion and Analysis. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The Compensation Committee*

Joseph A. Smialowski, Chairman (effective May 1, 2007)
Robert J. Dellinger
Sir Jeremy Mackenzie
John R. Miller

*
As of December 31, 2006, the Compensation Committee consisted of Kathleen J. Affeldt, Sir Jeremy Mackenzie, Joseph A. Smialowski and Carl T. Stocker. These individuals were responsible for performing the Compensation Committee's duties and responsibilities during January through April 2007. Until their resignations from the Board in April 2007, Ms. Affeldt and Mr. Stocker continued to assist the Committee in performing its duties and responsibilities.

SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid or earned by each of the Named Executive Officers during 2006 and 2007. When setting total compensation for each of the Named Executive Officers, the Committee uses the process described above under the heading "Compensation Discussion and Analysis—Setting Executive Compensation."

Name and principal position	Year	Salary		Bonus(1)		Stock Awards(2)		Option Awards(3)		Non-Equity Incentive Plan Compensation(4)		All Other Compensation(5)		Total
Robert W. Tieken(6) President and Chief Executive Officer	2007 2006	$ $	490,384 —	$ $	293,835 —	$ $	— —	$ $	— —	$ $	— —	$ $	43,801 —	$ $	828,020 —
Brian P. Kelley(7) Former President and Chief Executive Officer	2007 2006	$ $	150,000 650,000	$ $	— 325,000	$ $	— —	$ $	86,820 213,545	$ $	— —	$ $	24,519 58,381	$ $	261,339 1,246,926
James J. Bresingham(8) Senior Vice President and Chief Financial Officer	2007 2006	$ $	235,961 210,000	$ $	100,000 100,000	$ $	2,644 —	$ $	31,413 56,436	$ $	3,808 —	$ $	23,637 25,669	$ $	397,463 392,105
J. Michael Kirksey(9) Former Senior Vice President and Chief Financial Officer	2007 2006	$ $	207,692 450,000	$ $	— 100,000	$ $	— —	$ $	— —	$ $	— —	$ $	261,904 211,215	$ $	469,596 761,215
Michael B. McMahon(10) President, Global Relocation	2007 2006	$ $	365,384 300,000	$ $	140,000 135,000	$ $	4,628 —	$ $	87,631 157,601	$ $	— —	$ $	45,047 45,585	$ $	642,690 638,186
Kevin D. Pickford(11) President and Managing Director, Europe	2007 2006	$ $	334,303 324,878	$ $	50,000 125,000	$ $	— —	$ $	19,219 40,595	$ $	— —	$ $	199,719 172,501	$ $	603,241 662,974
Timothy P. Callahan Senior Vice President, Global Sales	2007 2006	$ $	263,461 250,000	$ $	50,000 45,000	$ $	4,628 —	$ $	28,057 50,153	$ $	95,766 89,057	$ $	52,188 48,396	$ $	494,100 482,606

(1)
For 2007, the amounts shown in this column are the annual bonus that Mr. Tieken was entitled to under his employment agreement with us, the retention awards that we paid to Messrs. Bresingham, McMahan and Callahan, and the transaction bonus that we paid to Mr. Pickford in connection with the sale of our continental European moving services operations. See the discussion under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Annual Bonuses and Commissions" above. For 2006, the amounts shown in this column are the discretionary annual bonuses paid to the Named Executive Officers that were authorized during December 2006 to recognize individual achievements and for retention purposes. These amounts were paid in January 2007.

(2)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2007, in accordance with FAS 123(R), for the restricted stock awards described under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Long-Term Incentives" above. The dollar value recognized for the restricted stock awards only includes the amounts from awards granted in 2007. The assumptions used in the calculation of the dollar amount recognized for the restricted stock awards are included under the heading "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements including in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2007, in accordance with FAS 123(R), for the stock option awards described under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Long-Term Incentives" above. The dollar value recognized for the stock option awards includes amounts from stock option awards granted in and prior to 2007. The assumptions used in the calculation of the dollar amount recognized for the stock option awards are (i) with respect to fiscal year ended December 31, 2007, included under the heading "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements including in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, (ii) with respect to fiscal year ended December 31, 2006, included under the heading "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements including in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and (iii) with respect to fiscal year ended December 31, 2005, included under the heading "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements including in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(4)
The amount shown in this column constitutes payments made under the MIP and, for Mr. Callahan, under the Global Sales Leader Commission Plan. Mr. Callahan received $2,640 under the MIP and $93,126 under the Global Sales Leader Commission Plan. See the discussion under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Annual Bonuses and Commissions" above.

(5)
The amounts in this column include the actual cost of perquisites and other benefits unless the total amount of perquisites received by the Named Executive Officer does not exceed $10,000. In accordance with applicable SEC rules, where the perquisites received by a Named Executive Officer meet the reporting threshold, each perquisite is identified and each perquisite valued at the greater of $25,000 or 10% of total perquisites are also separately quantified in this footnote. See the discussion under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits" above. The amounts shown in this column for Mr. Tieken include a car allowance ($13,375), financial planning assistance ($6,860), the cost of leasing a corporate apartment for Mr. Tieken ($19,816), executive physical, and contributions to SIRVA's 401(k) plan and to SIRVA's ERSP, as described above under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits—Executive Retirement Savings Plan." The amounts shown in this column for Mr. Kelley include a car allowance ($4,523), financial planning assistance ($4,160), the cost of leasing a corporate apartment for Mr. Kelley ($5,586), executive physical, and contributions to SIRVA's 401(k) plan ($7,700) and to SIRVA's ERSP ($2,550). The amounts shown in this column for Mr. Bresingham include a car allowance ($13,828), executive physical, and contributions to SIRVA's 401(k) plan ($8,056) and to SIRVA's ERSP. The amounts shown in this column for Mr. Kirksey include severance payments ($242,308), a car allowance, financial planning assistance, executive physical, contributions to SIRVA's 401(k) plan and to SIRVA's ERSP. The amounts shown in this column for Mr. McMahon include a car allowance ($16,800), financial planning ($6,860), and contributions to SIRVA's 401(k) plan ($16,325) and to SIRVA's ERSP ($5,062). The amounts shown in this column for Mr. Pickford include the cost of a leased company car in the United Kingdom ($23,598), a housing allowance ($94,392), the storage of household goods in Australia, airline tickets for return flights to and from Australia ($35,723), and contributions to Mr. Pickford's Australian superannuation fund ($45,291). The amounts shown in this column for Mr. Callahan include a car allowance ($16,800), financial planning ($12,225), the cost of leasing a corporate apartment for Mr. Callahan ($11,889), and contributions to SIRVA's 401(k) plan ($10,250) and to SIRVA's ERSP.

(6)
Mr. Tieken became our President and Chief Executive Officer, effective August 9, 2007. From April 1, 2007 until August 9, 2007, Mr. Tieken served as our interim Chief Executive Officer.

(7)
Mr. Kelley resigned as a Director and our President and Chief Executive Officer, effective as of April 1, 2007.

(8)
Mr. Bresingham became our Senior Vice President and Chief Financial Officer, effective November 11, 2007. From June 7, 2007 until November 10, 2007, Mr. Bresingham served as our acting Chief Financial Officer.

(9)
Mr. Kirksey's employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007.

(10)
Mr. McMahon deferred a portion of his reported salary under SIRVA's ERSP, which is included in the Non-Qualified Deferred Compensation Table below.

(11)
Mr. Pickford's salary and perquisites (but not his bonus) were paid in British pound sterling ("GBP"). These payments were converted into U.S. dollars using a conversion rate of 0.508520 GBP per U.S. dollar as of the close of business on December 31, 2007 as reported at www.oanda.com/convert/classic. The costs associated with the storage of Mr. Pickford's household goods and the contributions to Mr. Pickford's Australian superannuation fund were paid in Australian dollars ("AUD"). These costs were converted into U.S. dollars using a conversion rate of 1.14060 AUD per U.S. dollar as of the close of business on December 31, 2007 as reported at www.oanda.com/convert/classic.

GRANTS OF PLAN-BASED AWARDS

        The table below provides information about non-equity and equity awards granted to the Named Executive Officers in 2007 under the MIP and the SIRVA, Inc. Omnibus Stock Incentive Plan. For more information, please refer to the "Compensation Discussion and Analysis—2007 Executive Compensation Components" above.

									All Other Stock Awards: Number of Shares of Stocks or Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards ($/Sh)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)											Grant Date Fair Value of Stock and Option Awards(4)
Name
	Grant Date	Threshold		Target			Maximum
Robert W. Tieken	3/31/2007	$225,000			$750,000		$1,050,000		—	—		—		$—
Brian P. Kelley	—	$ —			$—		$ —		—	—		—		$—
James J. Bresingham	3/31/2007 9/12/2007 9/12/2007	$ 97,500 — —			$243,750 — —		$ 325,000 — —		— 20,000 —	— — 30,000	$	— — 0.96	$ $ $	— 19,200 16,980
J. Michael Kirksey	—	$ —			$—		$ —		—	—		—		$—
Michael B. McMahon	3/31/2007 9/12/2007 9/12/2007	$120,000 — —			$320,000 — —		$ 400,000 — —		— 35,000	— — 125,000	$	— — 0.96	$ $ $	— 33,600 56,600
Kevin D. Pickford	3/31/2007	$104,859			$262,147		$ 349,529		—	—		—		$—
Timothy P. Callahan(5)	3/31/2007 9/12/2007 9/12/2007	$ 30,938 No Minimum — —	(MIP) (CP)	$ $	77,343 93,750 — —	(MIP) (CP)	$ 103,125 No Maximum — —	(MIP) (CP)	— 35,000 —	— — 70,000	$	— — 0.96	$ $ $	— 33,600 39,620

(1)
The amounts shown in these columns reflect the potential payout targets for 2007 pursuant to the MIP. As noted under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Annual Bonuses and Commissions" above, SIRVA failed to meet any of the threshold performance objectives under the MIP for 2007, except in the Asia Pacific Moving Services business segment. Actual payout amounts are reflected in the Summary Compensation Table.

(2)
Reflects restricted stock awards granted during 2007, as described under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Long-Term Incentives" above. Restricted stock awards vest over five years, at a rate of 20% per year, beginning on the first anniversary of the grant date, after which an individual may freely transfer the shares. The terms of the restricted stock awards upon termination (including forfeiture and repayment provisions) and change in control are described below under the heading "Potential Payments Upon Termination or Change-In-Control".

(3)
Reflects stock option awards granted during 2007, as described under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Long-Term Incentives" above. These stock options had an exercise price equal to the closing date fair market value of our stock on the grant date. All of the stock options granted to the Named Executive Officers vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant date. All of our stock options expire seven years from the grant date. The terms of the stock options upon termination (including forfeiture and repayment provisions) and change in control are described below under the heading "Potential Payments Upon Termination or Change-In-Control".

(4)
Reflects grant date fair value of restricted stock awards and stock option awards, determined in accordance with FAS 123(R) using the assumptions described under the heading "Stock-Based Compensation" in the Notes to the Consolidated Financial Statements including in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(5)
The amounts shown in this table for Mr. Callahan include potential payout targets under the SIRVA, Inc. Global Sales Leader Compensation Plan ("CP"), as well as the MIP. As noted under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Annual Bonuses and Commissions" above, Mr. Callahan receives a commission under this plan, which targets the achievement of sales and operational metrics.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

        Robert W. Tieken.    Mr. Tieken serves as President and Chief Executive Officer pursuant to an employment agreement, which provides for an annual base salary (currently $750,000) and participation in the MIP, with a maximum annual bonus opportunity of up to 140% of his base salary, with a guaranteed minimum annual bonus of $293,835 for 2007. Mr. Tieken is also entitled to the benefits, and eligible for perquisites and other benefits, described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. Tieken are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

        Brian P. Kelley.    Mr. Kelley served as our President and Chief Executive Officer until his resignation as of April 1, 2007. Mr. Kelley's employment agreement provided for an annual base salary of $650,000 in 2005, as well as for participation in the MIP, with a maximum annual bonus opportunity of up to 140% of his annual base salary. Because Mr. Kelley resigned voluntarily, he was not entitled to any post-termination payments pursuant to his employment agreement or otherwise.

        James J. Bresingham.    Mr. Bresingham serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement, which provides for an annual base salary (currently $325,000) and participation in the MIP, with a maximum annual bonus opportunity of up to 100% of his base salary. Mr. Bresingham is also entitled to the benefits, and eligible for perquisites and other benefits, described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. Bresingham are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

        J. Michael Kirksey.    Mr. Kirksey served as our Senior Vice President and Chief Financial Officer until his termination on June 7, 2007. Mr. Kirksey's employment agreement provided for a base salary of $450,000 and participation in the MIP, with a maximum annual bonus opportunity of up to 100% of his base salary. Mr. Kirksey was also entitled to the benefits and eligible for perquisites and other benefits described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits," and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. Kirksey are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

        Michael B. McMahon.    Mr. McMahon serves as President, Global Relocation pursuant to an employment agreement, which provides for an annual base salary (currently $400,000) and participation in the MIP, with a maximum annual bonus opportunity of up to 100% of his base salary. Mr. McMahon is also entitled to the benefits, and eligible for perquisites and other benefits, described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. McMahon are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

        Kevin D. Pickford.    Mr. Pickford serves as President and Managing Director, Europe pursuant to an employment agreement, which provides for an annual base salary (currently $349,529) and participation in the MIP, with a maximum annual bonus opportunity of up to 100% of his annual salary. Mr. Pickford is also entitled to the benefits, and eligible for perquisites and other benefits, described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. Pickford are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

        Timothy P. Callahan.    Mr. Callahan serves as Senior Vice President, Global Sales with an annual base salary of $275,000. Mr. Callahan is also eligible for the benefits, and perquisites and other benefits, described above under the headings "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" and "Compensation Discussion and Analysis—2007 Executive Compensation Components—Perquisites and Other Benefits." The termination provisions applicable to Mr. Callahan are described under the heading "Potential Payments Upon Termination or Change-In-Control" below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The table below summarizes the outstanding equity awards held by each of the Named Executive Officers as of December 31, 2007. As noted above, all of the equity held by the Named Executive Officers is expected to be canceled in the Chapter 11 Cases.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)
Robert W. Tieken(3)	—	—		$—	—	—		$—
Brian P. Kelley(4)	—	—		$—	—	—		$—
James J. Bresingham	— 25,000 —	30,000 6,250 —	$ $ $	0.96 23.10 —	9/12/2014 7/23/2011 —	— — 20,000	$ $ $	— — 2,000
J. Michael Kirksey	—	—		$—	—	—		$—
Michael B. McMahon	— — 18,750 37,500	100,000 — 6,250 12,500	$ $ $ $	0.96 — 19.90 24.33	9/12/2014 — 12/01/2011 4/19/2011	— 35,000	$ $	— 3,500
Kevin D. Pickford	15,850 7,500 15,000 43,047	— 2,500 — 4,503	$ $ $ $	4.48 19.90 18.50 4.48	12/14/2011 12/01/2011 11/24/2010 12/22/2009
Timothy P. Callahan	— — 63,400 3,750 30,000	70,000 — — 1,250 —	$ $ $ $ $	0.96 — 4.48 19.90 18.50	9/12/2014 — 11/15/2012 12/01/2011 11/24/2010	— 35,000	$ $	— 3,500

(1)
The vesting schedule is shown below based on the expiration dates of the above option grants:

Option Expiration Date	Vesting Schedule
September 12, 2014	Vest in four equal installments, beginning on September 14, 2008
November 15, 2012	Fully vested
December 1, 2011	Vest in full on December 1, 2008
December 14, 2011	Fully vested
July 23, 2011	Vest in full on July 23, 2008
April 19, 2011	Vest in full on April 19, 2008
November 24, 2010	Fully vested
December 22, 2009	Vest in full on December 22, 2008

    The restricted stock grants vest in five equal installments, beginning on September 14, 2008.

(2)
The closing price of our stock on December 31, 2007 as reported on the Pink Sheets, a quotation service that collects and publishes market maker quotes for over-the-counter securities published by Pink Sheets, LLC, was $0.10 per share.

(3)
Prior to Mr. Tieken's appointment as our interim Chief Executive Officer (and, ultimately, our Chief Executive Officer), Mr. Tieken was a SIRVA director. The deferred stock and cash compensation that Mr. Tieken received in connection with his service as a SIRVA director is reported solely on "Directors Compensation" table below. In addition, the footnotes to that table disclose the number of deferred shares that Mr. Tieken holds as of December 31, 2007.

(4)
Upon his resignation of employment as of April 1, 2007, all unvested options were forfeited. Once SIRVA became current in its SEC reports, Mr. Kelley was able to exercise his vested options for a limited period. Mr. Kelley did not exercise any of his vested options within the limited period, and all vested options were forfeited.

OPTION EXERCISES AND STOCK VESTED

        SIRVA's Named Executive Officers did not exercise any options or vest in any stock awards during 2007.

PENSION BENEFITS

        SIRVA's Named Executive Officers did not participate in any defined benefit pension plans during 2007.

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions		Aggregate Balance at Last Fiscal Year-End
Robert W. Tieken	$—	$923	$11	$—		$934
Brian P. Kelley	$—	$2,550	$1,376	$86,066		$—
James J. Bresingham	$—	$1,458	$92	$7,366		$1,958
J. Michael Kirksey	$1,731	$1,606	$311	$6,198		$—
Michael B. McMahon	$26,403	$5,062	$913	$—		$56,175
Kevin D. Pickford	$—	$45,291	$21,857	$7,090	(2)	$358,331
Timothy P. Callahan	$—	$1,024	$49	$—		$7,474

(1)
These amounts are also included in the All Other Compensation column of Summary Compensation Table.

(2)
These amounts reflect distributions to cover taxes and insurance premiums under Mr. Pickford's Australian superannuation fund.

        SIRVA's ERSP is a non-qualified retirement savings plan pursuant to which our senior executives, including the Named Executive Officers other than Mr. Pickford, who earned greater than $100,000 and were in the Executive Salary bands in the previous year, participate. This plan is unfunded and all benefits will be paid from the general assets of SIRVA. SIRVA has established the ERSP to provide additional deferral opportunities to associates to enhance their retirement savings opportunities and to increase retention.

        Deferral elections are made by senior executives during November of each year for amounts to be earned in the following year. An executive may defer all or a portion of his annual bonus compensation and up to 50% of his annual salary. Under the ERSP, SIRVA matched 50% of the first 6% of pay that is contributed to the ERSP through October 2007. In addition, SIRVA made an annual contribution, regardless of whether or not he or she is enrolled in the ERSP, equal to 1% of annual base salary through October 2007. All contributions by the senior executives are fully vested upon contribution, and all matching contributions become vested after three years of continuous service.

        Account balances are hypothetically invested in various investment alternatives that are selected by SIRVA. There are eleven investment alternatives currently available under the ERSP. The table below shows the funds available under the ERSP and their annual rate of return for 2007, as reported by the administrator of the ERSP.

Name of Fund	Rate of Return
Batterymarch International Small-Cap	4.73%
ClearBridge Advisors Large Cap Value	3.54%
BlackRock Equity Index	5.23%
Capital Guardian Diversified Research	1.19%
JP Morgan Diversified Bond	1.32%
BlackRock Small-Cap Index	(2.02)%
MFS International Large Cap	9.26%
Oppenheimer Multi-Strategy	4.34%
PIMCO Managed Bond	8.53%
PIMCO Inflation Managed	10.14%
PL Fund Advisors Money Market	4.99%

        Benefits under the ERSP normally are paid upon retirement or termination of employment. Alternatively, a senior executive may elect to have his or her account balance paid at a specified year in the future if prior to a separation of service. The specified year must be at least five years after the deferral election. However, during 2007, we allowed our senior executives, including the Named Executive Officers, who participate in the ERSP to make a one-time change to their deferral elections with respect to their own contributions (and not SIRVA's contributions) pursuant to the phase-in provisions of section 409A of the Internal Revenue Code or the "grandfathered" provisions of the ERSP to which section 409A of the Internal Revenue Codes does not apply. Upon death or a showing of disability or financial hardship (as each such term is defined in the ERSP), a senior executive may be allowed to access funds in his deferred compensation account earlier than the five-year period. Benefits can be received as a lump sum payment or in substantially equal monthly or annual installments.

        In lieu of participation in the ERSP, Mr. Pickford participates in an Australian superannuation fund, which is a non-qualified retirement savings plan to which SIRVA contributes approximately 11% of his base salary. This plan is similar to the ERSP, except that this fund's assets are set aside from SIRVA's general assets in a separate account to pay Mr. Pickford's account balance at termination or other distribution event. Mr. Pickford is fully vested in his account balance. Benefits are generally paid upon retirement or termination of employment in a lump sum or in installments. This fund also provides certain additional death benefits to Mr. Pickford and his beneficiaries. For example, if Mr. Pickford dies or becomes permanently disabled, he (or his beneficiaries) would be entitled to certain additional payments in addition to payment of his account balance.

        There are four investment alternatives currently available under this fund. The table below shows the funds available under this fund and their annual rate of return for 2007, as reported by the administrator of this fund.

Name of Fund	Rate of Return
AMP Cash Plus	3.4%
AMP Secure Choice	5.6%
Lazard Global Thematic	4.6%
AMP Balanced Growth	7.9%

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

        The narrative and tables below describe the potential payments to each Named Executive Officer in the event of termination of the Named Executive Officer's employment. The amount of payments to each Named Executive Officer upon any termination of employment and upon his death or disability, retirement, voluntary termination, involuntary not-for-cause termination, for cause termination and termination upon or following a change of control are shown below. The amounts shown below assume that such termination was effective as of December 31, 2007, and thus include amounts earned through such time. These amounts are only estimates of the amounts that would actually be paid to the Named Executive Officers upon termination, and it is possible that different arrangements could be negotiated in connection with an actual termination of employment or change in control. The actual amounts to be paid can only be determined at the time of such executive's separation from SIRVA, and they could be more or less than those disclosed here.

        As described above under the heading "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits", the Board approved the Severance Plan. Where applicable, the material terms of each Named Executive Officer's entitlements under the Severance Plan are described below, which supersedes any pre-existing agreements for termination or change in control benefits (but does not supersede any confidentiality, proprietary rights and non-solicitation agreement with SIRVA), and any other agreements, plans, programs or arrangements providing severance benefits from SIRVA. See "Compensation Discussion and Analysis—2007 Executive Compensation Components—Retirement and Other Separation Benefits" for additional details about the Severance Plan.

        In addition, as described above in the narrative disclosure to the Summary Compensation Table and the Grant of Plan-Based Awards Table, SIRVA has entered into employment agreements with each Named Executive Officer. Where applicable, the material terms of these employment agreements are described below. SIRVA also maintains two separate stock incentive plans: the SIRVA, Inc. Omnibus Stock Incentive Plan (the "Omnibus Plan") and the SIRVA, Inc. Stock Incentive Plan (the "Incentive Plan"). Where applicable, the material terms of these plans are also described below.

        As noted above, Mr. Kelley voluntarily resigned as a Director and as our President and Chief Executive Officer effective as of April 1, 2007. As a result of Mr. Kelley's voluntary resignation, he was not entitled to any severance from SIRVA, except that he was entitled to a distribution of his account balance under the ERSP, which was approximately $86,000. As a result, we have not described Mr. Kelley's severance arrangements with SIRVA.

        In addition, as noted above, Mr. Kirksey's employment with SIRVA was terminated on June 7, 2007. As a result of Mr. Kirksey's termination, under his employment agreement, he is entitled to receive a lump sum payment equal to a pro rata portion of his annual bonus under the MIP for the year of termination, based on performance through Mr. Kirksey's termination date, and continued payment of his then current base salary and benefits for the period ending on the earlier of (a) twelve months after the termination date and (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 80% of his base salary. Mr. Kirksey is also entitled to a distribution of his account balance under the ERSP, which is approximately $6,200. Mr. Kirksey did enter into a general release of claims and separation agreement with us, such that he was entitled to receive the compensation and benefits described above. These amounts are reflected in the Summary Compensation Table above.

Payments Made Upon Any Termination of Employment

        As noted above, only Messrs. Tieken, Bresingham and Callahan currently participate in the Severance Plan. As such, regardless of the manner in which their employment terminates, the Named Executive Officer would generally be entitled to receive in lump sum his full base salary through the termination date, a pro-rata incentive bonus for the year that includes his or her termination (determined and paid at the discretion of the Committee), any vested amounts under any applicable employee benefit plans and programs (including accrued vacation pay and amounts under the ERSP), and continued benefit (for the severance period) and indemnification coverage.

        For Messrs. McMahon and Pickford, who do not participate in the Severance Plan, regardless of the manner in which their employment terminates, the Named Executive Officer would generally be entitled to receive in lump sum his full base salary through the termination date, and any vested amounts under any applicable employee benefit plans and programs (including accrued vacation pay and amounts under the ERSP).

Payments Made Upon Death or Disability

        In the event of death or disability, a Named Executive Officer, in addition to the payments identified above under the heading "Payments Made Upon Any Termination of Employment," will immediately vest in full in all options under the Omnibus Plan and those options may be exercised until the first anniversary of such termination. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the six-month anniversary of such termination and their normal expiration date, whichever is earlier. In addition, if the Named Executive Officer holds any unvested restricted stock, a pro rata portion of the unvested restricted stock will vest, based on the number of months the Named Executive Officer was employed during the applicable vesting period, and all other unvested restricted shares will be forfeited and canceled as of the date of such termination.

Payments Made Upon Retirement

        In the event of the retirement of a Named Executive Officer, in addition to the payments identified above under the heading "Payments Made Upon Any Termination of Employment," the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the first anniversary of such termination or their normal expiration date, whichever is earlier. If, however, the Named Executive Officer agrees to be bound by and complies with certain restrictive covenants, including customary non-competition, non-solicitation, non-disclosure and non-disparagement covenants, during the three-year period following his retirement, the Named Executive Officer will continue to vest in all options outstanding under the Omnibus Plan, and those options may generally be exercised until the earlier of the third anniversary of such termination and their normal expiration date. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the six-month anniversary of such termination or their normal expiration date, whichever is earlier. In addition, any unvested restricted stock that the Named Executive Officer then holds will be forfeited and canceled as of the date of such termination.

Payments Made Upon Voluntary Termination

        In the event of the voluntary termination of a Named Executive Officer, the Named Executive Officer will only be entitled to the payments identified above under the heading "Payments Made Upon Any Termination of Employment." In addition, the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. In addition, any unvested restricted stock that the Named Executive Officer then holds will be forfeited and canceled as of the date of such termination.

        Under Mr. Pickford's employment agreement, Mr. Pickford must provide SIRVA with six months' prior notice to terminate his employment.

Payments Made Upon Involuntary Not-For-Cause Termination

        In the event of an involuntary not-for-cause termination of a Named Executive Officer (which includes a termination by SIRVA without cause or by the Named Executive Officer for good reason (to the extent applicable)), the Named Executive Officer will be entitled to the payments identified above under the heading "Payments Made Upon Any Termination of Employment." In addition, the Named Executive Officer will have to exercise his vested options under the Omnibus Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. If the Named Executive Officer holds any options under the Incentive Plan, the Named Executive Officer will have to exercise his vested options under the Incentive Plan by the 90th day after such termination or their normal expiration date, whichever is earlier. In addition, any unvested restricted stock that the Named Executive Officer then holds will be forfeited and canceled as of the date of such termination.

        Also, with respect to options granted under the Omnibus Plan, if the Named Executive Officer, directly or indirectly, competes with any business in which he was employed (or in which we have documented plans to become engaged of which the Named Executive Officer has knowledge at the time of his termination), solicits any of our employees, or discloses or misuses any confidential information during the Named Executive Officer's employment with us, during any post-termination option exercise period, or during the one-year period ending after the expiration of any post-termination option exercise period, the Named Executive Officer would automatically forfeit any options then held and would be required to repay to us all financial gain he realized from exercising all or part of any option within the period commencing six months prior to termination of employment and ending on the date of expiration of the one-year period following any post-termination option exercise period. These provisions apply to Named Executive Officers upon any termination of employment. Substantially similar provisions apply to all restricted stock granted under the Omnibus Plan.

        Under the Severance Plan, Mr. Tieken would also be entitled to receive, upon a termination by SIRVA without "cause" (as defined in the Plan), continued payment of his then current base salary for twelve months after the termination date. In addition, Messrs. Bresingham and Callahan would also be entitled to receive continued payment of their then current base salary for twelve months after the termination date.

        Under Mr. McMahon's employment agreement, upon a termination without "cause" or for "good reason" (as each such term is defined in his employment agreement), he will generally continue to receive continued payment of his then current base salary and benefits for the period ending on the earlier of (a) twelve months after the termination date and (b) the date he accepts new employment or a consulting arrangement with a base salary or consulting fee equal to or greater than 95% of his base salary.

        Under Mr. Pickford's employment agreement, SIRVA may only terminate his employment upon 12 months' prior notice.

Payments Made Upon For Cause Termination

        In the event of termination of a Named Executive Officer for cause, the Named Executive Officer will only be entitled to the payments identified above under the heading "Payments Made Upon Any Termination of Employment." All vested and unvested stock options under the Omnibus Plan and the Incentive Plan will be automatically forfeited. In addition, any unvested restricted stock that the Named Executive Officer then holds will be forfeited and canceled as of the date of such termination.

Payments Made Upon or Following a Change of Control

        In the event of a "change of control" (as defined under the Omnibus Plan), all options outstanding under the Omnibus Plan will become fully vested and exercisable or, at the discretion of the Committee, the options shall be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such options. In addition, all restricted stock outstanding under the Omnibus Plan will vest. Notwithstanding the foregoing, the Committee may determine before the change in control that all outstanding options and restricted stock will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding options and restricted stock will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally (i) be based on shares of voting common stock that are traded on an established U.S. securities market, (ii) have equal or better terms than the outstanding awards, (ii) substantially equivalent economic value to the outstanding awards, (iii) terms which provide, upon the involuntary termination of a participant's employment within two years of the change in control, for unrestricted exercisability and transferability of the alternative award, and (iv) not be subject to the requirements of section 409A of the Internal Revenue Code.

        In the event of a "change of control" (as defined under the Incentive Plan), all options outstanding under the Incentive Plan will be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the exercise price, and (ii) the number of shares of common stock covered by such options. Notwithstanding the foregoing, the Committee may determine before the change in control that all outstanding options will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding options will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally have (i) equal or better terms than the outstanding awards, (ii) substantially equivalent economic value to the outstanding awards, and (iii) terms which provide, upon the involuntary termination of a participant's employment within two years of the change in control, for unrestricted exercisability and transferability of the alternative award or for the ability to surrender such alternative awards to SIRVA in exchange for a cash payment equal to the product of (i) the excess of the fair market value over the exercise price (if any), and (ii) the number of shares of common stock covered by such alternative award.

        Under the Severance Plan, Mr. Tieken would also be entitled to receive, upon a termination by SIRVA without cause or by him for "good reason" (as defined in the Plan) within the 24-month period immediately following a "change of control" (as defined in the Plan), continued payment of their then current base salary for twelve months after the termination date. In addition, Messrs. Bresingham and Callahan would also be entitled to receive continued payment of his then current base salary for twelve months after the termination date. Under the Severance Plan, the Named Executive Officer would not be entitled to any severance benefits upon a "transfer of business" (as defined in the Plan), or outside of the 24-month period immediately following a change of control. However, following a change in control, no individual will receive any benefits under the Plan that exceed his or her "golden parachute" safe harbor amount, as determined under section 280G of the Internal Revenue Code. The filing of the Chapter 11 Cases did not trigger the change in control severance benefits.

        Under Mr. McMahon's employment agreement, if Mr. McMahon is terminated without "cause" (as defined in Mr. McMahon's employment agreement) within two years following a change of control, he will be entitled to receive continued payment of his base salary for twelve months, plus a pro-rata annual bonus for the year that includes the year of termination.

        Under Mr. Pickford's employment agreement, SIRVA may only terminate his employment upon 12 months' prior notice.

Tables Reflecting Potential Payments Upon Termination Or Change-In-Control

        These tables quantify the amounts described under the heading "Potential Payments Upon Termination or Change-In-Control." However, due to Messrs. Kelley's and Kirksey's terminations during 2007, we have not quantified their severance arrangements with SIRVA.

        With respect to the tables for the other Named Executive Officers, we have assumed (which may or may not be accurate at the time of actual termination) that: (a) the termination occurs on December 31, 2007, (b) there is no accrued base salary or annual bonus and, under the Severance Plan, the Committee does not pay a pro rata bonus for the year in which the termination occurs, and (c) all accrued paid time off (PTO) had been used during the calendar per our PTO policy, which states accrued PTO must be used by the end of the year in which it was earned. Unused PTO days are not paid out or carried over into the next calendar year.

Robert W. Tieken	Death	Disability		Retirement	Voluntary	Involunt- arily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$934	$934		$934	$934	$934		$934	$934
Annual Bonus(2)	$—	$—		$—	—	$—		$—	$—
Health & Welfare Benefits	$—	$—	(3)	$—	—	$12,381	(4)	$—	$12,381	(4)
Cash Severance	$—	$—		$—	—	$750,000	(5)	$—	$750,000	(5)

(1)
Represents Mr. Tieken's account balance as of December 31, 2007.

(2)
If terminated prior to the payment date, Mr. Tieken would not have received such payment.

(3)
Mr. Tieken is not eligible for disability benefits under SIRVA's health and welfare benefit plans should he become disabled.

(4)
Represents the estimated lump-sum valued of one year's premiums that would be paid on behalf of Mr. Tieken under the Severance Plan should he be terminated involuntarily not for cause, whether before or after a change of control.

(5)
Represents the value of continued salary per the Severance Plan as discussed above.

James J. Bresingham	Death	Disability		Retirement	Voluntary	Involunt- arily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$1,958	$1,958		$1,958	$1,958	$1,958		$1,958	$1,958
Annual Bonus(2)	$—	$—		$—	—	$—		$—	$—
Stock Options(3)	$—	$—		$—	—	$—		$—	$—
Restricted Stock(4)	$100	$100		$—	—	$—		$—	$2,000
Health & Welfare Benefits	$—	$150,103	(5)	$—	—	$11,474	(6)	$—	$11,474	(6)
Cash Severance	$—	$—		$—	—	$325,000	(7)	$—	$325,000	(7)

(1)
Represents Mr. Bresingham's account balance as of December 31, 2007.

(2)
If terminated prior to the payment date, Mr. Bresingham would not have received such payment.

(3)
This table does not reflect any value with respect to Mr. Bresingham's options because all of his options were "underwater" as of December 31, 2007 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the Pink Sheets).

(4)
This table values the restricted stock that would become vested on December 31, 2007 in connection with Mr. Bresingham's death, or disability, or a change in control. The closing price of our stock on December 31, 2007 as reported on the Pink Sheets was $0.10 per share.

(5)
Represents the estimated lump-sum valued of all future premiums that would be paid on behalf of Mr. Bresingham until age 65 under SIRVA's health and welfare benefit plans should he become disabled.

(6)
Represents the estimated lump-sum valued of one year's premiums that would be paid on behalf of Mr. Bresingham under the Severance Plan should he be terminated involuntarily not for cause, whether before or after a change of control.

(7)
Represents the value of continued salary per the Severance Plan as discussed above.

Michael B. McMahon	Death	Disability		Retirement	Voluntary	Involunt- arily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$56,175	$56,175		$56,175	$56,175	$56,175		$56,175	$56,175
Annual Bonus(2)	$—	$—		$—	—	$—		$—	$—
Stock Options(3)	$—	$—		$—	—	$—		$—	$—
Restricted Stock(4)	$175	$175		$—	—	$—		$—	$3,500
Health & Welfare Benefits	$—	$121,106	(5)	$—	—	$11,474	(6)	$—	$11,474	(6)
Cash Severance	$—	$—		$—	—	$400,000	(7)	$—	$400,000	(7)

(1)
Represents Mr. McMahon's account balance as of December 31, 2007.

(2)
If terminated prior to the payment date, Mr. McMahon would not have received such payment.

(3)
This table does not reflect any value with respect to Mr. McMahon's options because all of his options were "underwater" as of December 31, 2007 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the Pink Sheets).

(4)
This table values the restricted stock that would become vested on December 31, 2007 in connection with Mr. McMahon's death or disability, or a change in control. The closing price of our stock on December 31, 2007 as reported on the Pink Sheets was $0.10 per share.

(5)
Represents the estimated lump-sum valued of all future premiums that would be paid on behalf of Mr. McMahon until age 65 under SIRVA's health and welfare benefit plans should he become disabled.

(6)
Represents the estimated lump-sum valued of one year's premiums that would be paid on behalf of Mr. McMahon under SIRVA's health and welfare benefit plans should he be terminated involuntarily not for cause, whether before or after a change of control.

(7)
Represents the value of continued salary per Mr. McMahon's employment agreement as discussed above.

Kevin D. Pickford	Death		Disability	Retirement	Voluntary		Involunt- arily Not For Cause		For Cause	Following Change In Control
Australian Superannuation(1)	$358,331	]	$358,331	$358,331	$358,331		$358,331		$358,331	$358,331
Annual Bonus(2)	$—		$—	$—	$—		$—		$—	$—
Stock Options(3)	$—		$—	$—	$—		$—		$—	$—
Health & Welfare Benefits	$—		$—	$—	$—		$—	(5)	$—	$—	(5)
Cash Severance	$—		$—	$—	$—	(4)	$—	(5)	$—	$—	(5)

(1)
Represents Mr. Pickford's account balance as of December 31, 2007, converted into U.S. dollars using a conversion rate of 1.14060 AUD per U.S. dollar as of the close of business on December 31, 2007 as reported at www.oanda.com/convert/classic.

(2)
If terminated prior to the payment date, Mr. Pickford would not have received such payment.

(3)
This table does not reflect any value with respect to Mr. Pickford's options because all of his options were "underwater" as of December 31, 2007 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the Pink Sheets).

(4)
Mr. Pickford is required to give 6 months' written notice upon a voluntary termination under his employment agreement. Mr. Pickford is expected to work the full notice period.

(5)
SIRVA is required to give Mr. Pickford 12 months' written notice upon an involuntary not for cause, termination. Mr. Pickford is expected to work the full notice period. However, if the Company were to relieve Mr. Pickford of his duties immediately, his salary, $334,303, and the cost of his benefits, $3,365, would be payable immediately.

Timothy P. Callahan	Death	Disability		Retirement	Voluntary	Involunt- arily Not For Cause		For Cause	Following Change In Control
ERSP(1)	$7,474	$7,474		$7,474	$7,474	$7,474		$7,474	$7,474
Annual Bonus(2)	$—	$—		$—	$—	$—		$—	$—
Stock Options(3)	$—	$—		$—	$—	$—		$—	$—
Restricted Stock(4)	$175	$175		$—	$—	$—		$—	$3,500
Health & Welfare Benefits	$—	$115,464	(5)	$—	$—	$11.474		$—	$11,474
Cash Severance	$—	$—		$—	$—	$275,000	(6)	$—	$275,000	(6)

(1)
Represents Mr. Callahan's account balance as of December 31, 2007.

(2)
If terminated prior to the payment date, Mr. Callahan would not have received such payment.

(3)
This table does not reflect any value with respect to Mr. Callahan's options because all of his options were "underwater" as of December 31, 2007 (i.e., the exercise price of each option exceeded the closing price of our common stock, which is listed on the Pink Sheets).

(4)
This table values the restricted stock that would become vested on December 31, 2007 in connection with Mr. Callahan's death or disability, or a change in control. The closing price of our stock on December 31, 2007 as reported on the Pink Sheets was $0.10 per share.

(5)
Represents the estimated lump-sum valued of all future premiums that would be paid on behalf of Mr. Callahan until age 65 under SIRVA's health and welfare benefit plans should he become disabled.

(6)
Represents the value of continued salary per the Severance Plan discussed above.

DIRECTOR COMPENSATION

        The following table provides information on SIRVA's compensation practices during 2007 for its outside directors. Directors who are employed by SIRVA or Clayton Dubilier & Rice, Inc. do not receive any compensation for their Board activities.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Kathleen J. Affeldt(3)	$21,835	$19,945	$41,780
Kelly J. Barlow(4)	$33,362	$22,228	$55,590
Frederic F. Brace	$112,161	$45,000	$157,161
Robert J. Dellinger(5)	$40,000	$75,000	$115,000
Thomas E. Ireland(6)	$32,750	$15,000	$47,750
Laban P. Jackson, Jr.(7)	$18,750	$71,467	$90,217
Peter H. Kamin(8)	$59,043	$45,000	$104,043
General Sir Jeremy Mackenzie	$70,250	$45,000	$115,250
John R. Miller(9)	$464,750	$45,000	$509,750
Robert W. Nelson(10)	$17,047	$19,945	$36,992
Joseph A. Smialowski(11)	$51,212	$75,000	$126,212
Carl T. Stocker(12)	$14,819	$20,577	$35,396
Robert W. Tieken(13)	$16,473	$11,167	$27,604

(1)
The amounts in this column reflect the cash portion of the annual retainer fee, and any committee and/or chairmanship fees, and meeting fees.

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for 2007, in accordance with FAS 123(R) with respect to deferred stock awards held by each non-employee director.

  As of December 31, 2007, each outside director had the following aggregate number of deferred shares accumulated in their deferral accounts for all years of service as a director: Kathleen J. Affeldt, 8,763; Kelley J. Barlow, 3,085; Frederic F. Brace, 51,599; Robert J. Dellinger, 89,539; Thomas E. Ireland, 20,270; Laban P. Jackson, Jr., 65,804; Peter H. Kamin, 36,857; General Sir Jeremy Mackenzie, 73,923; John R. Miller, 46,792; Joseph A. Smialowski, 63,743; and Robert W. Tieken, 13,472 (Mr. Tieken's shares were earned by him prior to him becoming our interim Chief Executive Officer. These deferred shares are included in the table in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

(3)
Ms. Affeldt resigned from the Board on April 30, 2007.

(4)
Under an agreement with ValueAct Capital, Mr. Barlow is deemed to hold the deferred stock for the benefit of ValueAct Capital and indirectly for (i) VA Partners, L.L.C., as general partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P., as the manager of ValueAct Capital and (iii) ValueAct Capital Management, LLC, as general partner of ValueAct Capital Management, L.P. Mr. Barlow expressly disclaims beneficial ownership of the shares owned by ValueAct Capital, except to the extent of his pecuniary interest therein. Mr. Barlow resigned from the Board on April 30, 2007, rejoined the Board on September 17, 2007, and again resigned from the Board on December 13, 2007.

(5)
Mr. Dellinger elected to receive 100% of the annual retainer fee in deferred stock (until that form of payment was eliminated effective October 1, 2007).

(6)
Mr. Ireland became eligible to receive compensation for his service on the Board beginning July 1, 2007 when he was no longer employed by Clayton Dubilier & Rice, Inc.

(7)
Mr. Jackson elected to receive 100% of the annual retainer fee in deferred stock. Mr. Jackson resigned from the Board on September 17, 2007.

(8)
Under an agreement with ValueAct Capital, Mr. Kamin is deemed to hold the deferred stock for the benefit of ValueAct Capital and indirectly for (i) VA Partners, L.L.C., as general partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P., as the manager of ValueAct Capital and (iii) ValueAct Capital Management, LLC, as general partner of ValueAct Capital Management, L.P. Mr. Kamin expressly disclaims beneficial ownership of the shares owned by ValueAct Capital, except to the extent of his pecuniary interest therein. Mr. Kamin resigned from the Board on December 13, 2007.

(9)
The cash payment to Mr. Miller includes $400,000 that he received as additional compensation for serving as Chairman of the Board.

(10)
Mr. Nelson resigned from the Board on April 30, 2007.

(11)
Mr. Smialowski elected to receive 100% of the annual retainer fee in deferred stock (until that form of payment was eliminated effective October 1, 2007).

(12)
Mr. Stocker elected to receive 70% of the annual retainer fee in deferred stock through his resignation from the Board on April 16, 2007.

(13)
Mr. Tieken became ineligible to receive director compensation on March 8, 2007 when he was appointed interim Chief Executive Officer.

        The SIRVA, Inc. Directors Compensation Policy (as amended and restated, the "Directors Compensation Policy") was established under the Omnibus Plan, and is it is intended that the Directors Compensation Policy comply with the requirements of section 409A of the Code. The Directors Compensation Policy is designed to enable SIRVA to foster and promote the long-term financial success of SIRVA and its subsidiaries and materially increase stockholder value by motivating superior performance by its non-employee directors, by providing them with an ownership interest in SIRVA, and enabling SIRVA and its subsidiaries to attract and retain the services of outstanding non-employee directors upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

        Prior to its amendment effective October 1, 2007, the Directors Compensation Policy provided that, for each full calendar year of participation, eligible directors receive base compensation ("Base Compensation") of $100,000 per year, payable quarterly in arrears 40% in cash and 60% in shares of deferred stock. Deferred stock represents a director's contractual right to receive a stated number of shares of SIRVA's common stock in a lump sum on or as soon as reasonably practicable after the six-month anniversary of the date on which the director ceases to be a director. The number of shares of deferred stock credited to an eligible director as of the end of any quarterly or annual period is based on the closing price of one share of SIRVA common stock on the NYSE on the award date. Awards of deferred stock are made to eligible directors out of the 15,000,000 shares of SIRVA common stock reserved for issuance under the Omnibus Plan. An eligible director is entitled to receive a pro rata portion of his or her annual compensation if the director's service to the Board or any committee commences or terminates after the beginning of a calendar year, based on the number of days served during the applicable calendar year.

        Effective as of October 1, 2007, the Board amended the Directors Compensation Policy to decrease the Base Compensation to $40,000 in cash. Because of the abnormally low trading price of SIRVA's common stock, the Board also determined that it was in the best interests of SIRVA and its stockholders to eliminate the deferred stock component of the Directors Compensation Policy to prevent the dilution to existing stockholders that would have resulted if SIRVA were to issue deferred stock to directors.

        Eligible directors also receive the following items ("Additional Compensation") under the Directors Compensation Policy for each full calendar year of participation: (i) $400,000 per year, payable quarterly in arrears, if also the chairperson of the Board, (ii) $250,000 per year, payable quarterly in arrears, if also the vice chairperson of the Board, (iii) $25,000 per year if also the chair of the Audit Committee (effective March 8, 2007), (iv) $15,000 per year if also the chair of the Finance Committee, (v) $10,000 per year if also the chair of the Compensation Committee or the Nominating and Governance Committee and (vi) at meetings for which minutes are prepared and submitted to the Secretary of the Company for inclusion in its minute book, (a) $1,500 per board and committee meeting for participation in person and (b) $750 per board and committee meeting for participation by telephone or other similar means. Additional Compensation is paid annually in arrears in cash. At the time our Board establishes any new committee, the Nominating and Governance Committee may recommend and our Board may approve chair and meeting fees for service on any such committee, which shall be consistent with the fees described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        In 2007, Kathleen J. Affeldt, General Sir Jeremy Mackenzie, John. R. Miller, Joseph A. Smialowski and Carl T. Stocker served on the Compensation Committee of our Board. Mr. Stocker and Ms. Affeldt resigned from our Board effective April 16, 2007 and April 30, 2007, respectively. Robert J. Dellinger and John R. Miller joined the Compensation Committee on May 1, 2007, and Mr. Smialowski was appointed Chairman of the Compensation Committee effective May 1, 2007. None of the members of our Compensation Committee:

  •
  was an officer or employee of SIRVA or any of its subsidiaries,

  •
  was formerly an officer of SIRVA or any of its subsidiaries, or

  •
  had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

        Additionally, during 2007, none of our executive officers or directors served as a member of the board of directors, or any compensation committee thereof, of any other entity such that the relationship would require disclosure by SIRVA under Item 404 of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information, at February 15, 2008, concerning:

  •
  each stockholder known to us to beneficially own more than 5% of SIRVA's outstanding common stock;

  •
  beneficial ownership of our outstanding common stock by each of our current directors;

  •
  beneficial ownership of our outstanding common stock by each of our Named Executive Officers; and

  •
  beneficial ownership of our outstanding common stock by all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number	Percent
Clayton, Dubilier & Rice Fund V Limited Partnership(2)	17,085,837	22.5%
Clayton, Dubilier & Rice Fund VI Limited Partnership(3)	7,102,498	9.4%
ValueAct Capital Master Fund, L.P.(4)	20,051,502	20.9%
MLF Offshore Portfolio Company, L.P.(5)	5,358,965	6.6%
Mark Lerdal(6)	8,567,763	11.3%
Name of Directors and Named Executive Officers(1)
Frederic F. Brace(7)	53,599	*
Robert J. Dellinger(8)	112,426	*
Thomas E. Ireland(9)	—	—
Sir Jeremy Mackenzie(10)	74,988	*
John R. Miller(11)	46,792	*
Joseph A. Smialowski(12)	63,743	*
Robert W. Tieken(13)	13,472	*
James J. Bresingham(14)	18,750	*
Michael B. McMahon(15)	68,750	*
Kevin D. Pickford(16)	105,172	*
Timothy P. Callahan(17)	123,516	*
Brian P. Kelley(18)	221,900	*
J. Michael Kirksey(19)	—	—
All directors and executive officers as a group (18 persons)(20)	1,125,377	1.47%

*
Less than 1%.

(1)
The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a "beneficial owner" of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of February 15, 2008 or April 15, 2008. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

(2)
CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership ("Associates V"), is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V") and has the power to direct Fund V as to the voting and disposition of shares held by Fund V. CD&R Investment Associates II, Inc., a Cayman Island exempted company ("Investment Associates II"), is the managing general partner of Associates V and has the power to direct Associates V as to its direction of Fund V's voting and disposition of the shares held by Fund V. No person controls the voting and disposition of Investment Associates II, Inc. with respect to the shares owned by Fund V. Each of Associates V and Investment Associates II expressly disclaims beneficial ownership of the shares owned by Fund V. The business address for each of Fund V, Associates V and Investment Associates II, is 1403 Foulk Road, Suite 106, Wilmington, Delaware

  19803. The address and number of shares of SIRVA common stock beneficially owned by Fund V are based on the Schedule 13G/A filed by Fund V with the SEC on March 17, 2005.

(3)
CD&R Associates VI Limited Partnership, a Cayman Islands exempted limited partnership ("Associates VI"), is the general partner of Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI") and has the power to direct Fund VI as to the voting and disposition of shares held by Fund VI. CD&R Investment Associates VI, Inc., a Cayman Island exempted company ("Investment Associates VI"), is the general partner of Associates VI and has the power to direct Associates VI as to its direction of Fund VI's voting and disposition of the shares held by Fund VI. No person controls the voting and disposition of Investment Associates VI with respect to the shares owned by Fund VI. Each of Associates VI and Investment Associates VI expressly disclaims beneficial ownership of the shares owned by Fund VI. The business address for each of Fund VI, Associates VI and Investment Associates VI is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803. The address and number of shares of SIRVA common stock beneficially owned by Fund VI are based on the Schedule 13G/A filed by Fund VI with the SEC on March 17, 2005.

(4)
The business address for ValueAct Capital Master Fund, L.P. ("ValueAct Capital") is 435 Pacific Avenue, Fourth Floor, San Francisco, CA 94133. The address and number of shares of SIRVA common stock beneficially owned by ValueAct Capital are based on the Schedule 13D/A filed by ValueAct Capital with the SEC on December 28, 2007, the Form 4 filed by Peter H. Kamin on October 3, 2007, the Forms 4 filed by Kelly J. Barlow on October 3, 2007 and November 1, 2007 and the Form 4 filed by ValueAct Holdings, L.P. and its affiliates on December 21, 2007. The number of shares includes 20,000,000 shares of common stock issuable to ValueAct Capital at any time upon conversion, at its option, of 60,000 shares of our Convertible Preferred Stock. The number of shares also includes 36,857 shares of common stock issuable to Mr. Kamin, a managing member, upon conversion of deferred stock granted to Mr. Kamin for serving on SIRVA's board of directors, 3,085 shares of common stock issuable to Kelly J. Barlow, a non-managing member, upon conversion of deferred stock granted to Mr. Barlow for serving on SIRVA's board of directors and 11,560 shares of common stock held by Mr. Barlow. Under agreements with ValueAct Capital, Messrs. Kamin and Barlow are deemed to hold the deferred stock for the benefit of ValueAct Capital, and indirectly for (i) VA Partners I, LLC as general partner of ValueAct Capital, (ii) ValueAct Capital Management, L.P. as the manager of ValueAct Capital, (iii) ValueAct Capital Management, LLC as general partner of ValueAct Capital Management, L.P., (iv) ValueAct Holdings, L.P. as sole owner of the limited partnership interests of ValueAct Capital Management, LLC and (v) ValueAct Holdings GP, LLC as general partner of ValueAct Holdings, L.P. Messrs. Barlow and Kamin resigned from SIRVA's board of directors, effective December 13, 2007.

  ValueAct Capital also beneficially owns one share of SIRVA's series A preferred stock, representing all of the outstanding shares thereof. The series A preferred stock entitles ValueAct Capital to appoint two directors to our Board of Directors, subject to specified conditions. Holders of series A preferred stock have no other voting rights, except as provided by the Delaware general corporation law.

(5)
The business address for MLF Offshore Portfolio Company, L.P. ("MLF Offshore") is 455 N. Indian Rocks Road, Suite B, Belleair Bluffs, Florida 33770. The address and number of shares of SIRVA common stock beneficially owned by MLF Offshore are based on the Schedule 13D/A filed by it with the SEC on February 8, 2008. The number of shares includes 349,541 and 9,425 shares of common stock owned by MLF Offshore and its affiliate, MLF Partners 100, L.P. ("MLF Partners"), respectively, and 4,795,666 and 204,333 shares of common stock issuable to MLF Offshore and MLF Partners, respectively, at any time upon conversion, at their respective option, of 14,387 and 613 shares of our Convertible Preferred Stock, respectively. Each of MLF Offshore, MLF Cayman GP, Ltd. ("MLF Cayman"), the general partner of MLF Offshore, MLF Capital

  Management, L.P. ("MLF Capital"), the manager and sole shareholder of MLF Cayman, MLF Holdings, LLC ("MLF Holdings"), the general partner of MLF Capital, MLF Investments, LLC ("MLFI"), the investment advisor of MLF Offshore, and Matthew L. Feshbach, the managing member of MLF Holdings and MLFI, has shared voting and dispostive power over the shares held by MLF Offshore. Each of MLF Partners, MLF Capital, the general partner of MLF Partners, MLF Holdings, MLFI, the investment advisor of MLF Partners, and Mr. Feshbach has shared voting and dispositive power over the shares held by MLF Partners.

(6)
The business address for Mr. Lerdal is 25/F AIG Tower, KKR Financial (Asia) Limited, 1 Connaught Road, Central Hong Kong. The address and number of shares of SIRVA common stock beneficially owned by Mr. Lerdal are based on the Schedule 13D filed by Mr. Lerdal with the SEC on December 28, 2007. (7) Includes 51,599 deferred shares held by Mr. Brace pursuant to the SIRVA, Inc. Directors Compensation Policy (the "Directors Policy").

(8)
Includes 89,539 deferred shares held by Mr. Dellinger pursuant to the SIRVA, Inc. Directors Compensation Plan (the "Directors Plan") and the Directors Policy.

(9)
Includes 20,270 shares held by Mr. Ireland pursuant to the Directors Policy. Does not include 17,085,837 shares owned by Fund V or 7,102,498 shares owned by Fund VI. Mr. Ireland may be deemed to share beneficial ownership of the shares owned of record by Fund V by virtue of his status as a shareholder of Investment Associates II, the managing general partner of Associates V, and by Fund VI by virtue of his status as a shareholder of Investment Associates VI, the general partner of Associates VI. However, Mr. Ireland expressly disclaims beneficial ownership of the shares owned by Fund V and Fund VI, respectively.

(10)
Includes 73,923 deferred shares held by Sir Jeremy Mackenzie pursuant to the Directors Plan and the Directors Policy.

(11)
Includes 46,792 deferred shares held by Mr. Miller pursuant to the Directors Policy.

(12)
Includes 63,743 deferred shares held by Mr. Smialowski pursuant to the Directors Policy.

(13)
Includes 13,472 deferred shares held by Mr. Tieken pursuant to the Directors Policy.

(14)
Includes 18,750 shares issuable to Mr. Bresingham upon exercise of option exercisable within 60 days.

(15)
Includes 68,750 shares issuable to Mr. McMahon upon exercise of options exercisable within 60 days.

(16)
Includes 81,397 shares issuable to Mr. Pickford upon exercise of options exercisable within 60 days.

(17)
Includes 97,150 shares issuable to Mr. Callahan upon exercise of options exercisable within 60 days.

(18)
Mr. Kelley resigned as President and Chief Executive Officer of SIRVA, effective as of April 1, 2007.

(19)
Mr. Kirksey's employment as our Senior Vice President and Chief Financial Officer was terminated on June 7, 2007.

(20)
Includes 417,087 shares issuable upon exercise of options exercisable within 60 days, and 359,338 deferred shares held pursuant to the Directors Plan and the Directors Policy.

Equity Compensation Plan Information

        The following table sets forth information, as of the fiscal year ended December 31, 2007, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,503,009	$6.41	8,654,203
Equity compensation plans not approved by security holders	—	—	—

Total	2,503,009		8,654,203

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Equity Sponsor

        Clayton, Dubilier & Rice, Inc., a private investment firm organized as a Delaware corporation ("CD&R"), manages a series of investment funds, including Fund V and Fund VI ("CD&R Funds"). The CD&R Funds, both of which are Cayman Islands exempted limited partnerships, are our two largest stockholders. Fund V and Fund VI own 22.5% and 9.4%, respectively, of our outstanding common stock, as of February 15, 2008.

        The general partner of Fund V is Associates V, a Cayman Islands exempted limited partnership. The managing general partner of Associates V is Investment Associates II, a Cayman Islands exempted company. The general partner of Fund VI is Associates VI, a Cayman Islands exempted limited partnership. The managing general partner of Associates VI is Investment Associates VI, a Cayman Islands exempted company. See also Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

        One of our directors, Thomas E. Ireland, was a principal of CD&R, a limited partner of Associates V and Associates VI, and a stockholder and director of Investment Associates II and Investment Associates VI. Mr. Ireland retired from CD&R in July 2007.

Consulting Agreement

        SIRVA, NAVL and CD&R are parties to an amended and restated consulting agreement, dated as of January 1, 2001, pursuant to which CD&R provides us with financial advisory and management consulting services. CD&R receives a management fee of approximately $1.0 million annually and reimbursement for certain expenses, which we review on an annual basis. CD&R waived the management fee for the year ended December 31, 2007. Pursuant to the Plan, upon emergence from the Chapter 11 Cases, we expect this agreement to be rejected.

Indemnification Agreement

        SIRVA, NAVL, CD&R and Fund V have entered into an indemnification agreement, dated as of March 30, 1998, pursuant to which we have agreed to indemnify CD&R, Fund V, any other investment vehicle managed by CD&R, their respective directors, officers, partners, employees, agents and controlling persons, against certain liabilities arising under federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities. Pursuant to the Plan, upon emergence from the Chapter 11 Cases, we expect this agreement to be rejected.

Notes Offering

        On September 29, 2006, we sold $75 million aggregate principal amount of our convertible notes pursuant to the terms of a securities purchase agreement, dated as of September 25, 2006, to ValueAct Capital and MLF Offshore. ValueAct Capital and MLF Offshore beneficially own 20.9% and 6.6%, respectively, of our outstanding common stock as of February 15, 2008. On September 29, 2006, we also sold to ValueAct Capital one share of our series A preferred stock, representing all of the issued and outstanding shares of series A preferred stock. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

        In August 2007, the convertible notes automatically converted into an aggregate of 75,000 shares of our Convertible Preferred Stock. In addition, we issued to ValueAct Capital and MLF Offshore an aggregate of 1,794,829 shares of our common stock as interest payments on the convertible notes. On December 20, 2007, ValueAct Capital sold 8,567,763 shares of our common stock, representing all of the shares of our common stock it owned, to Mark Lerdal. Of those shares, 1,435,863 shares represent shares of our common stock that were issued to ValueAct Capital for interest accrued on the convertible notes initially issued to ValueAct Capital prior to its conversion to convertible preferred stock. As a result of this transaction, Mr. Lerdal beneficially owns 11.3% of our outstanding common stock as of February 15, 2008.

        Pursuant to the Plan, upon our emergence from the Chapter 11 Cases, all of our existing equity, including the Convertible Preferred Stock and series A preferred stock, will be cancelled for no consideration.

        We have also entered into a registration rights agreement, dated as of September 29, 2006 (the "Registration Rights Agreement"), with ValueAct Capital and MLF Offshore. Pursuant to the terms of the Registration Rights Agreement, we have agreed to use our reasonable best efforts to file with the SEC and cause to become effective within specified deadlines, a shelf registration statement with respect to the resale of shares of the Convertible Preferred Stock, shares of common stock issuable upon conversion of such preferred stock and shares of common stock issued as interest payments on the convertible notes. The holders of these securities are also entitled to piggy-back registration rights in underwritten public offerings of our equity securities, or securities or other obligations exercisable, exchangeable or convertible into equity securities, for a period of five years after the convertible notes converted into the preferred stock, or August 23, 2012. If we are unable to comply with certain of our obligations under the Registration Rights Agreement, the dividend rate or accretion rate applicable to the Convertible Preferred Stock may be increased by 0.50% per annum. We have also agreed to pay all fees and expenses of registration under the Registration Rights Agreement other than underwriting discounts and commissions. Pursuant to the Plan, upon emergence from the Chapter 11 Cases, we expect this agreement to be rejected.

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

        If we file a registration statement under the Securities Act with respect to a public offering of our common stock, no holders of our common stock prior to such registration are permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days after the effective date of the registration statement (other than as part of the public offering). Pursuant to the Plan, upon emergence from the Chapter 11 Cases, we expect this agreement to be rejected.

Other Arrangements

        On July 1, 2002, we entered into a ten-year agreement for outsourcing services with Covansys Corporation ("Covansys") and Affiliated Computer Services, Inc. to provide outsourcing services for our domestic information systems infrastructure, including data center operations, telecommunications and certain application software development. Covansys was a related party, as approximately 16.9% of its outstanding common stock was beneficially owned by Fund VI. In July, 2007, Fund VI ceased holding shares of Covansys as the result of a merger between Covansys and a third party, Computer Sciences Corporation. At December 31, 2007, the remaining total purchase commitment to Covansys was $27.5 million. We incurred expenses of $5.9 million under the base arrangement and other expenses not included in the base arrangement, of which some were capitalized, of $1.0 million for the year ended December 31, 2007.

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

Director Independence

        The Board of Directors has adopted standards for director independence in compliance with the NYSE corporate governance listing standards. In 2007, Kathleen J. Affeldt, Kelly J. Barlow, Frederic F. Brace, Robert J. Dellinger, Thomas E. Ireland, Laban P. Jackson, Jr., Peter H. Kamin, Brian P. Kelley, General Sir Jeremy Mackenzie, John R. Miller, Richard J. Schnall, Joseph A. Smialowski, Carl T. Stocker and Robert W. Tieken served as members of our Board of Directors. Mr. Kelley resigned as SIRVA's President and Chief Executive Officer and a director in March 2007, and Ms. Affeldt and Messrs. Barlow, Nelson, Schnall and Stocker resigned as directors in April 2007. In addition, in September 2007, Mr. Jackson resigned as a director and Mr. Barlow was reappointed a director. Messrs. Barlow and Kamin resigned as directors in December 2007.

        In 2007, the Board determined that each of Ms. Affeldt and Messrs. Brace, Dellinger, Jackson, Mackenzie, Miller, Smialowski and Stocker were independent directors. The Board also had determined that Mr. Tieken was an independent director until his appointment as Interim Chief Executive Officer in March 2007, which was effective as of April 1, 2007. Each of these directors meets the independence requirements of the NYSE and has no other material relationships with SIRVA that the Board of Directors, after considering all relevant facts and circumstances, believes would interfere with the exercise of independent judgment in carrying out such director's responsibilities.

        The majority of SIRVA's directors, and each member of its Audit Committee, Compensation Committee and Nominating and Governance Committee, qualify as independent directors under the rules of the NYSE.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of annual audits and tax fees

        Ernst & Young LLP ("E&Y") was retained to serve as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. Fees and expenses for the respective year's audit in total and for audit-related, tax and other services performed during fiscal years 2007 and 2006 by E&Y were as follows:

(in millions)	2007	2006
Audit fees	$5.0	$6.4
Audit-related fees	$0.1	$—
Tax fees	$—	$—
All other fees	$—	$—

        Audit Fees:    Consists of total fees and expenses for the respective year's audit of SIRVA's consolidated financial statements, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

        Audit-Related Fees:    Consists of fees and expenses billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of SIRVA's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

        All Other Fees:    Consists of fees and expenses billed for services rendered during the fiscal year for all other services other than those reported above. These services include benchmarking surveys and specialized consulting. SIRVA's intent is to minimize services in this category.

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

        The Audit Committee considered whether the provision of each of the above-referenced non-audit services by E&Y was compatible with maintaining the independence of E&Y and concluded that such independence has been maintained.

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

II. Valuation and qualifying accounts and reserves	193

        All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(3)
Exhibit List

        Each management contract or compensatory plan or arrangement required to be filed as an exhibit is identified by an asterisk (*).

EXHIBITS

Exhibit Number	Description of Document	Method of Filing
(3)	Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.1 to Amendment No. 3 to SIRVA, Inc. Form S-1, filed November 12, 2003 and incorporated herein by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of SIRVA, Inc.	Previously filed as Exhibit 3.2 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
3.3	Amended and Restated Certificate of Designations of 8.00% Convertible Perpetual Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
3.4	Certificate of Designations of Series A Preferred Stock of SIRVA, Inc.	Previously filed as Exhibit 3.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
3.5	Amended and Restated By-Laws of SIRVA, Inc., dated as of December 1, 2003.	Previously filed as Exhibit 3.3 to SIRVA, Inc. Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(10)	Material Contracts.
10.1	Tax Matters Agreement, dated as of September 14, 1999, between NA Holding Corporation and NFC plc, now known as Exel plc.	Previously filed as Exhibit 10.16 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.2
	Credit Agreement, dated as of December 1, 2003, among SIRVA Worldwide, Inc. the foreign subsidiary borrowers from time-to-time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, Banc of America Securities LLC, as syndication agent and Credit Suisse First Boston, Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as documentation agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners.	Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.

10.3	Guarantee and Collateral Agreement, dated as of December 1, 2003, made by SIRVA, Inc., SIRVA Worldwide, Inc. and certain of its subsidiaries in favor of JP Morgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 8, 2003 and incorporated herein by reference.
10.4(a)
	First Amendment, dated as of December 8, 2004 and effective as of December 23, 2004, to Credit Agreement, dated as of December 1, 2003, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto.	Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.4(b)
	Second Amendment, dated as of March 28, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto.	Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed April 1, 2005 and incorporated herein by reference.
10.4(c)
	Third Amendment, dated as of June 29, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto.	Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed July 1, 2005 and incorporated herein by reference.
10.4(d)
	Fourth Amendment, dated as of September 29, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 99.1 to SIRVA, Inc. Form 8-K, filed October 4, 2005 and incorporated herein by reference.

10.4(e)
	Fifth Amendment, dated as of November 14, 2005, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed November 17, 2005 and incorporated herein by reference.
10.4(f)
	Sixth Amendment, dated as of March 23, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed March 29, 2006 and incorporated herein by reference.
10.4(g)
	Seventh Amendment, dated as of August 15, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed August 17, 2006 and incorporated herein by reference.
10.4(h)
	Eighth Amendment, dated as of September 29, 2006, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.

10.4(i)
	Ninth Amendment, dated as of June 25, 2007, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
10.4(j)
	Tenth Amendment, dated as of January 1, 2008, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 15, 2008 and incorporated herein by reference.
10.4(k)
	Eleventh Amendment, dated as of January 22, 2008, to the Credit Agreement, dated as of December 1, 2003, as amended, among SIRVA Worldwide, Inc., the foreign subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 29, 2008 and incorporated herein by reference.
10.5
	Acknowledgement and Confirmation, dated as of December 8, 2004 and effective as of December 23, 2004, of SIRVA, Inc., SIRVA Worldwide, Inc. and certain of their subsidiaries, with respect to the First Amendment to Credit Agreement.	Previously filed as Exhibit 99.2 to SIRVA, Inc. Form 8-K, filed December 30, 2004 and incorporated herein by reference.
10.6
	Indemnification Agreement, dated as of March 30, 1998, among NA Holding Corporation, NA Acquisition Corporation, North American Van Lines, Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice Fund V Limited Partnership.	Previously filed as Exhibit 10.6 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.

10.7	Amended and Restated Consulting Agreement, dated as of January 1, 2001, by and among SIRVA, Inc., North American Van Lines, Inc. and Clayton, Dubilier & Rice, Inc.	Previously filed as Exhibit 10.17 to Amendment No. 1 to North American Van Lines, Inc. Form S-4, filed April 4, 2002 and incorporated herein by reference.
10.8	Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.	Previously filed as Exhibit 10.8 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.9
	Amendment No. 1, dated as of November 19, 1999, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.	Previously filed as Exhibit 10.9 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.10
	Amendment No. 2, dated as of May 30, 2002, to the Registration and Participation Agreement, dated as of March 30, 1998, among NA Holding Corporation and Clayton, Dubilier & Rice Fund V Limited Partnership.	Previously filed as Exhibit 10.20 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.11
	Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of June 1, 2006, by and among SIRVA Mortgage, Inc., the lenders from time to time party thereto, and Washington Mutual Bank, FA, as a lender, lead arranger and agent.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
10.12	First Amendment to Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of October 25, 2006, between SIRVA Mortgage, Inc. and Washington Mutual Bank, FA, as lender.	Previously filed as Exhibit 10.12 to SIRVA, Inc. Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
10.13	Second Amendment to Fourth Amended and Restated Warehousing Credit and Security Agreement, dated as of June 1, 2007, between SIRVA Mortgage, Inc. and Washington Mutual Bank, FA, as lender.	Filed herewith.
10.14	Mortgage Loan Repurchase Agreement, dated as of May 27, 2005, between SIRVA Mortgage, Inc. and Washington Mutual Bank.	Filed herewith.

10.15	First Amendment to Mortgage Loan Repurchase Agreement, dated as of March 28, 2006, between SIRVA Mortgage, Inc. and Washington Mutual Bank.	Filed herewith.
10.16	Second Amendment to Mortgage Loan Repurchase Agreement, dated as of May 22, 2006, between SIRVA Mortgage, Inc. and Washington Mutual Bank.	Filed herewith.
10.17	Third Amendment to Mortgage Loan Repurchase Agreement, dated as of May 25, 2007, between SIRVA Mortgage, Inc. and Washington Mutual Bank.	Filed herewith.
10.18	Master Repurchase Agreement, dated as of December 21, 2007, between Colonial Bank, N.A. and SIRVA Mortgage, Inc.	Filed herewith.
10.19	Loan Participation Sale Agreement, dated as of December 21, 2007, between Colonial Bank, N.A. and SIRVA Mortgage, Inc.	Filed herewith.
10.20*	SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 4.1 to SIRVA, Inc. Form S-8, filed October 5, 2007 and incorporated herein by reference.
10.21*	Form of Stock Option Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.43 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.22*	SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.23*	First Amendment to the SIRVA, Inc. Stock Incentive Plan.	Previously filed as Exhibit 10.45 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.24*	Form of Management Stock Subscription Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.13 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.25*	Form of Management Stock Option Agreement for SIRVA, Inc.	Previously filed as Exhibit 10.14 to North American Van Lines, Inc. Form S-4, filed February 4, 2000 and incorporated herein by reference.
10.26*	SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.

10.27*	First Amendment to the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.50 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.28*	Form of Directors Award Agreement under the SIRVA, Inc. Directors Compensation Plan.	Previously filed as Exhibit 10.24 to North American Van Lines, Inc. Form S-4, filed June 18, 2002 and incorporated herein by reference.
10.29*	SIRVA, Inc. Directors Compensation Policy, as amended, dated as of October 1, 2007.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed December 17, 2007 and incorporated herein by reference.
10.30*	SIRVA, Inc. Management Incentive Plan, as amended and restated as of March 31, 2007.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed April 6, 2007 and incorporated herein by reference.
10.31*	SIRVA, Inc. 2006 Management Incentive Plan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 13, 2006 and incorporated herein by reference.
10.32*	Annex A to the SIRVA, Inc. Management Incentive Plan (2007).	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed April 6, 2007 and incorporated herein by reference.
10.33(a)*	Letter Agreement, dated as of July 8, 2002, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to SIRVA, Inc. Form S-1, filed August 25, 2003 and incorporated herein by reference.
10.33(b)*	Amendment No. 1 to the Employment Agreement, dated as of November 19, 2003, by and between SIRVA, Inc. and Brian P. Kelley.	Previously filed as Exhibit 10.54 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.34(a)*	Letter, dated March 18, 2004, from SIRVA, Inc. to Michael McMahon, with respect to offer of employment.	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2004 and incorporated herein by reference.
10.34(b)*	Amendment to Letter Agreement, dated June 7, 2007, from SIRVA, Inc. to Michael McMahon.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed June 8, 2007 and incorporated herein by reference.
10.35*	Letter Agreement, effective as of September 15, 2005, by and between SIRVA, Inc. and Timothy D. Callahan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 21, 2005 and incorporated herein by reference.
10.36*	Employment Agreement, effective as of January 1, 2005, between SIRVA UK Limited and Kevin D. Pickford.	Previously filed as Exhibit 10.65 to SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.37(a)*	Employment Agreement dated as of December 13, 2005 between SIRVA, Inc. and J. Michael Kirksey.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed December 6, 2005 and incorporated herein by reference.
10.37(b)*	General Release & Separation Agreement, dated as of July 3, 2007, between SIRVA, Inc. and J. Michael Kirksey.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed July 10, 2007 and incorporated herein by reference.
10.38*	Employment Agreement, dated as of January 23, 2006, between SIRVA, Inc. and Eryk J. Spytek.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed January 27, 2006 and incorporated herein by reference.
10.39*	Letter Agreement, dated September 17, 2007, from SIRVA, Inc. to Robert W. Tieken.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K filed September 20, 2007 and incorporated herein by reference.
10.40*	Letter Agreement, dated November 7, 2007, from SIRVA, Inc. to James J. Bresingham	Previously filed as Exhibit 10.14 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.41*	Letter Agreement, dated August 24, 2007, from SIRVA, Inc. to Daniel P. Mullin.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed August 24, 2007 and incorporated herein by reference.
10.42*	Letter Agreement, dated December 12, 2007, from SIRVA, Inc. to Michael T. Wolfe.	Filed herewith.
10.43*	SIRVA, Inc. Senior Executive Severance Plan.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed September 18, 2007 and incorporated herein by reference.
10.44*	Form of Award Letter for SIRVA, Inc. Senior Executive Severance Plan.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 18, 2007 and incorporated herein by reference.
10.45*	Form of Restricted Stock Agreement under the SIRVA, Inc. Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.61 to Amendment No. 5 to SIRVA, Inc. Form S-1, filed November 20, 2003 and incorporated herein by reference.
10.46*	Form of Stock Option Agreement with two year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.8 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.47*	Form of Stock Option Agreement with four year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.9 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.48*	Form of Stock Option Agreement for UK recipients with two year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.10 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.49*	Form of Stock Option Agreement for UK recipients with four year vesting under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.11 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.50*	Form of Restricted Stock Agreement under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.12 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.51*	Form of Restricted Stock Agreement for UK recipients under the SIRVA, Inc. Amended and Restated Omnibus Stock Incentive Plan.	Previously filed as Exhibit 10.13 to SIRVA, Inc. Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.
10.52
	Third Amended and Restated Receivables Sale Agreement, dated as of September 28, 2007, among SIRVA Relocation Credit, LLC, as seller, SIRVA Relocation LLC, Executive Relocation Corporation and SIRVA Global Relocation, Inc., as servicers and originators, the Purchasers party thereto, LaSalle Bank National Association, as agent, and General Electric Capital Corporation, as syndication agent.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed October 5, 2007 and incorporated herein by reference.
10.53
	Second Amended and Restated Purchase and Sale Agreement, dated as of December 22, 2006, among SIRVA Relocation Credit LLC, SIRVA Relocation LLC, Executive Relocation Corporation and SIRVA Global Relocation, Inc.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed December 29, 2006 and incorporated herein by reference.
10.54	Registration Rights Agreement, dated as of September 29, 2006, among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.2 to SIRVA, Inc. Form 8-K, filed September 29, 2006 and incorporated herein by reference.
10.55	Amendment No. 1 to Registration Rights Agreement, dated as of June 27, 2007, by and among SIRVA, Inc., ValueAct Capital Master Fund, L.P. and MLF Offshore Portfolio Company, L.P.	Previously filed as Exhibit 10.3 to SIRVA, Inc. Form 8-K, filed June 27, 2007 and incorporated herein by reference.
10.56
	Settlement Agreement, dated as of April 27, 2007, among SIRVA, Inc., Allied Van Lines, Inc., North American Van Lines, Inc., Global Van Lines, Inc., TFC, Inc., and Owner-Operator Independent Drivers Association, Inc., et al.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.57
	Settlement Agreement, dated June 22, 2007, among Central Laborers' Pension Fund, SIRVA, Inc., Brian P. Kelley, Joan E. Ryan, James W. Rogers, Richard J. Schnall, Carl T. Stocker, Credit Suisse First Boston LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, PricewaterhouseCoopers LLP, and Clayton Dubilier & Rice, Inc.	Previously filed as Exhibit 10.1 to SIRVA, Inc. Form 8-K, filed June 22, 2007 and incorporated herein by reference.
10.58
	Amended and Restated Agreement, dated April 20, 2007, by and among North American International Holding Corporation, SIRVA Holdings Limited, Pierre Finance Nederland Renting BV, Allied Arthur Pierre NV, SIRVA Worldwide, Inc., Transeuro Amertrans International Holdings BV, Smit Matrix BV and Zenic International Holdings Limited.	Previously filed as Exhibit 10.4 to SIRVA, Inc. Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.
10.59	Purchase Agreement, dated as of September 21, 2005 by and among SIRVA, Inc., SIRVA Worldwide, Inc., North American Van Lines, Inc., Allied Van Lines, Inc. and IAT Reinsurance Company Ltd.	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed September 27, 2005 and incorporated herein by reference.
10.60
	Share Purchase Agreement, dated as of March 2, 2008 by and among North American International Holding Corporation, NA (UK) Limited Partnership, NA (UK) GP Limited, Picot Limited and Irving Holdings Limited	Previously filed as Exhibit 2.1 to SIRVA, Inc. Form 8-K, filed March 2, 2008 and incorporated herein by reference.
(14)	Code of Ethics.
14.1	2004 SIRVA, Inc. Guide to the Code of Business Conduct.	Previously filed as Exhibit 14.2. SIRVA, Inc. Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(21)	Subsidiaries of the Registrant.
21.1	List of Subsidiaries of SIRVA, Inc.	Filed herewith.
(23)	Consents
23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.	Filed herewith.
(24)	Power of Attorney.
24.1	Power of Attorney.	Filed herewith.
(31)	Rule 13a - 14(a)/15(d) - 14(a) Certifications.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(32)	Section 1350 Certifications.
32.1	Certification of Chief Executive Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer required by Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

SCHEDULE II

SIRVA, INC.

VALUATION AND QUALIFYING ACCOUNTS

At and for the Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(In millions)
2007:
Allowance for doubtful accounts	$15.8	$5.0	$—	$(8.8)	$12.0
Valuation allowance for deferred tax assets	$213.1	$45.0	$12.3	$—	$270.4
2006:
Allowance for doubtful accounts	$19.3	$1.9	$—	$(5.4)	$15.8
Valuation allowance for deferred tax assets	$178.7	$30.5	$3.9	$—	$213.1
2005:
Allowance for doubtful accounts	$24.8	$9.2	$—	$(14.7)	$19.3
Valuation allowance for deferred tax assets	$4.0	$170.3	$5.2	$(0.8)	$178.7

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

SIRVA, INC.
By:	/s/ Robert W. Tieken Robert W. Tieken President and Chief Executive Officer March 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Robert W. Tieken Robert W. Tieken	Director, President and Chief Executive Officer (principal executive officer)	March 11, 2008
/s/ James J. Bresingham James J. Bresingham	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2008
/s/ Daniel P. Mullin Daniel P. Mullin	Chief Accounting Officer (principal accounting officer)	March 11, 2008
/s/ John R. Miller* John R. Miller	Director	March 11, 2008
/s/ Frederic F. Brace* Frederic F. Brace	Director	March 11, 2008
/s/ Robert J. Dellinger* Robert J. Dellinger	Director	March 11, 2008
/s/ Thomas E. Ireland* Thomas E. Ireland	Director	March 11, 2008

/s/ General Sir Jeremy Mackenzie* General Sir Jeremy Mackenzie	Director	March 11, 2008
/s/ Joseph A. Smialowski* Joseph A. Smialowski	Director	March 11, 2008
*By:	/s/ Robert W. Tieken Robert W. Tieken Attorney-in-fact

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SIRVA, INC. Consolidated Statements of Operations
SIRVA, INC. Consolidated Balance Sheets
SIRVA, INC. Consolidated Statements of Cash Flows
SIRVA, INC. Consolidated Statements of Stockholders' (Deficit) Equity
SIRVA, INC. Notes to the Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS
SIRVA, INC. VALUATION AND QUALIFYING ACCOUNTS At and for the Years Ended December 31, 2007, 2006 and 2005
SIGNATURES